Form 10-Q
period 2000-06-30
MADISON RIVER CAPITAL LLC
filed 2000-08-14
CIK 1111590

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-Q


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000


                                       OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ----------------


                               ------------------


                                    333-36804
                             Commission file number


                           MADISON RIVER CAPITAL, LLC
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                           56-2156823
   (State or Other Jurisdiction of                  (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                             103 SOUTH FIFTH STREET
                          MEBANE, NORTH CAROLINA 27302
          (Address of Principal Executive Offices, Including Zip Code)

                                 (919) 563-1500
              (Registrant's Telephone Number, Including Area Code)

                               ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

================================================================================

                               INDEX TO FORM 10-Q


Part I - Financial Information                                                                         Page
                                                                                                      ------
Item  1.     Financial Statements
             Condensed Consolidated Balance Sheets - June 30, 2000 (Unaudited)
             and December 31, 1999..................................................................     1
             Condensed Consolidated Statements of Operations (Unaudited) - Three
             and Six Months Ended June 30, 2000 and 1999............................................     2
             Condensed Consolidated Statements of Cash Flows (Unaudited) - Six
             Months Ended June 30, 2000 and 1999....................................................     3
             Notes to Condensed Consolidated Financial Statements (Unaudited).......................     4
Item  2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations..................................................................     9
Item  3.     Quantitative and Qualitative Disclosure of Market Risks................................    17

Part II - Other Information

Item  1.     Legal Proceedings......................................................................    18
Item  2.     Changes in Securities and Use of Proceeds..............................................    18
Item  6.     Exhibits and Reports on Form 8-K.......................................................    19
Signature...........................................................................................    19

                                    MADISON RIVER CAPITAL, LLC
                              Condensed Consolidated Balance Sheets
                                      (Dollars in thousands)


                                                                       June 30, 2000     December 31, 1999
                                                                       -------------     -----------------
Assets                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                             $  79,220          $  83,729
    Accounts receivable, less allowance for uncollectible accounts of
         $1,473 and $1,087 in 2000 and 1999, respectively                    16,134             11,673
    Accounts receivable, primarily from interexchange carriers                9,438              6,592
    Income tax recoverable                                                       36                 54
    Inventories                                                               2,817              1,343
    Deferred income taxes                                                     2,182                 48
    Other current assets                                                      1,974              1,436
                                                                            -------            -------
         Total current assets                                               111,801            104,875
                                                                            -------            -------

Telephone plant and equipment                                               387,571            306,883
Less accumulated depreciation and amortization                              (25,191)           (13,561)
                                                                            -------            -------
Telephone plant and equipment, net                                          362,380            293,322
                                                                            -------            -------
Other assets:
    Rural Telephone Bank stock, at cost                                      10,079              8,606
    Rural Telephone Finance Cooperative stock, at cost                       36,079             42,933
    Goodwill, net of accumulated amortization of $17,344 and
         $9,840 in 2000 and 1999, respectively                              415,014            326,560
    Deferred income taxes                                                     3,897              5,131
    Other assets                                                             42,490              3,863
                                                                            -------            -------
         Total other assets                                                 507,559            387,093
                                                                            -------            -------

         Total assets                                                     $ 981,740          $ 785,290
                                                                          =========          =========

Liabilities and member's capital
Current liabilities:
    Accounts payable and accrued expenses                                 $  42,978          $  27,926
    Advance billings and customer deposits                                    7,025              3,701
    Other current liabilities                                                   725                609
    Current portion of long-term debt                                        12,230              9,467
                                                                            -------            -------
         Total current liabilities                                           62,958             41,703
                                                                            -------            -------
Noncurrent liabilities:
    Long-term debt                                                          659,776            526,144
    Deferred income taxes                                                    46,592             41,557
    Other liabilities                                                        21,497              9,892
                                                                            -------            -------
         Total noncurrent liabilities                                       727,865            577,593
                                                                            -------            -------

         Total liabilities                                                  790,823            619,296

Redeemable minority interest                                                 45,250                 -

Member's capital:
    Member's interest                                                       189,591            185,700
    Accumulated deficit                                                     (44,196)           (19,706)
    Accumulated other comprehensive income                                      272                 -
                                                                            -------            -------
         Total member's capital                                             145,667            165,994
                                                                            -------            -------
         Total liabilities and member's capital                           $ 981,740          $ 785,290
                                                                          =========          =========



            See Notes to Condensed Consolidated Financial Statements

                         MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                           (Dollars in thousands)
                                   (Unaudited)

                                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                           ---------------------------   -------------------------
                                                               2000           1999          2000          1999
                                                           -------------  ------------   -----------   -----------

Operating revenues:
      Local service                                            $ 31,830    $ 15,102       $ 56,369    $ 29,758
      Long distance service                                       3,100           -          5,837           -
      Internet and enhanced data service                          1,806          51          2,836          64
      Transport service                                               -           -              -           -
      Miscellaneous telecommunications service and equipment      5,266       2,215          8,650       4,265
      Provision for uncollectible accounts                         (352)       (654)          (437)       (883)
                                                                -------     -------         ------      ------
           Total operating revenues                              41,650      16,714         73,255      33,204


Operating expenses:
      Cost of goods sold and direct costs                        14,343       3,870         24,615       7,861
      Depreciation and amortization                              12,625       4,964         20,842       9,188
      Selling, general and administrative expenses               13,434       6,697         25,495      12,184
                                                                -------     -------         ------      ------
           Total operating expenses                              40,402      15,531         70,952      29,233
                                                                -------     -------         ------      ------

Net operating income                                              1,248       1,183          2,303       3,971

Interest expense                                                (16,414)     (3,786)       (28,619)     (7,579)
Other income (expense), net                                       1,819        (725)         2,712        (644)
                                                                -------     -------         ------      ------

Loss before income tax and minority interest                    (13,347)     (3,328)       (23,604)     (4,252)

Income tax benefit (expense)                                      1,600         278           (636)        817

Loss before minority interest                                   (11,747)     (3,050)       (24,240)     (3,435)

Minority interest                                                  (250)          -           (250)          -
                                                                -------     -------         ------      ------

Net loss                                                       $(11,997)   $ (3,050)     $ (24,490)   $ (3,435)
                                                               ========    ========      =========    ========

            See Notes to Condensed Consolidated Financial Statements

                               MADISON RIVER CAPITAL, LLC
                    Condensed Consolidated Statements of Cash Flows
                                 (Dollars in thousands)
                                       (Unaudited)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            2000          1999
                                                                         ----------    -----------

Operating activities
Net cash provided by operating activities                                 $   4,013    $   4,152
                                                                          ---------    ---------

Investing activities
Purchases of telephone plant and equipment                                  (32,900)      (4,288)
Acquisition, net of cash acquired                                          (116,028)           -
Redemption of Rural Telephone Finance Cooperative stock, net                  6,957            -
Change in other assets                                                       (8,745)       5,115
                                                                          ---------    ---------
Net cash (used in) provided by investing activities                        (150,716)         827
                                                                          ---------    ---------

Financing activities
Capital contributions from member                                             3,891          992
Proceeds from long-term debt                                                318,336            -
Payments on long-term debt                                                 (181,986)        (355)
Change in other long-term liabilities                                         1,953         (686)
                                                                          ---------    ---------
Net cash provided by (used in) financing activities                         142,194          (49)
                                                                          ---------    ---------

Net (decrease) increase in cash and cash equivalents                         (4,509)       4,930

Cash and cash equivalents at beginning of year                               83,729        6,354
                                                                          ---------    ---------
Cash and cash equivalents at end of six month period                      $  79,220    $  11,284
                                                                          =========    =========



           See Notes to Condensed Consolidated Financial Statements

                   MADISON RIVER CAPITAL, LLC AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
             (Dollars in thousands, except share and operating data)
                                   (Unaudited)


1.   GENERAL

Madison River Capital, LLC, a wholly-owned subsidiary of Madison River Telephone Company, LLC, and its subsidiaries are providers of integrated communications services and solutions to business and residential customers that include voice, high speed data, fiber transport and Internet access. Prior to the formation of Madison River Capital in September 1999, operations were consolidated at the Madison River Telephone Company level. Concurrent with the formation of Madison River Capital as a subsidiary of Madison River Telephone Company, all operations were consolidated at the Madison River Capital level. Madison River Telephone Company was organized on April 5, 1996 as a limited liability company for the primary purpose of acquiring and operating local exchange telephone companies. From the date of organization through 1997, Madison River Telephone Company had not engaged in any revenue producing activities and was a development stage company. In January 1998, Madison River Telephone Company acquired Mebcom Communications and its subsidiary, Mebtel, Inc., a local exchange company. Madison River Capital and its subsidiaries are referred to herein as the Company.

The Company focuses predominantly on secondary markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. The Company is organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets and transport business as a competitive local exchange carrier ("CLEC"). The ICD will build its base of customers around the Company's 2,850 route-miles of fiber optic network and its current established operations.

Madison River Telephone Company's equity holders are affiliates of Madison Dearborn Partners, Goldman, Sachs & Co., Providence Equity Partners and certain members of its management.

The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation of any new business and the competitive environment in which the Company intends to operate. In addition, the Company has incurred a significant amount of indebtedness that may limit its operational flexibility or otherwise affect its financial health. The Company's performance will further be affected by its ability to raise more capital for expansion of its business when needed, develop its established and targeted markets, generate a sufficient volume of traffic on its network, implement expanded interconnection and collocation with the facilities of ILECs, manage rapidly evolving communications technology, implement efficient information, billing and other back office systems, and attract, retain and motivate qualified personnel. The Company is also subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

The development of the Company's CLEC business and the acquisition, installation and expansion of its fiber optic network in new markets will require significant expenditures, and a substantial portion of those expenditures will be made before realization of any revenue. As a result, together with the associated high initial service costs of providing service in new markets, the Company expects to have negative cash flow and operating losses from its expansion operations until it establishes an adequate revenue base which may take several years. The Company cannot be certain that it will establish an adequate revenue base in each of its target markets or in its target markets as a whole.

                 MADISON RIVER CAPITAL, LLC AND SUBSIDIARIES
         Notes To Condensed Consolidated Financial Statements, Continued
             (Dollars in thousands, except share and operating data)
                                   (Unaudited)



2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. Such financial statements are included in the Company's registration statement on Form S-4 (Registration No. 333-36804) filed with the Securities and Exchange Commission on May 11, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months and second quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


3.   ACQUISITIONS

On March 30, 2000, a subsidiary of the Company, Coastal Communications, Inc. ("Coastal"), acquired 100% of the outstanding stock of Coastal Utilities, Inc. and its wholly owned subsidiary, Coastal Long Distance Services, Inc. Coastal paid approximately $130,000 in cash and issued Series A non-voting common stock and Series B non-voting common stock of Coastal in the face amount of $10,000 and $5,000, respectively. The Series A and Series B non-voting common stock have put and call features exercisable by the holders and Coastal. Purchase accounting was used to account for the acquisition.

To finance the acquisition, Coastal entered into two secured facilities for $118,689 and an unsecured revolving line of credit for $10,000 with the Rural Telephone Finance Cooperative. The secured facilities, which were completely drawn down, are composed of a $108,689 fifteen year term facility and a $10,000, interest only, five year revolving line of credit. The unsecured $10,000 revolving line of credit remains available to the Company as defined in the credit agreement. The term facility bears interest at the base rate of RTFC's stated variable rate plus 50 basis points. The lines of credit bear interest at the RTFC base rate for a standard line of credit plus 50 basis points for the secured line of credit and 100 basis points for the unsecured line of credit. In April 2000, Coastal converted the $108,689 facility to a fixed rate of 8.5% per annum through April 2005. The Company provided the remaining required capital for the acquisition from its available cash.


4.   TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment at June 30, 2000 and December 31, 1999 consisted of the following:


                                                         June 30,     December 31,
                                                           2000          1999
                                                        ---------      ---------
Land, buildings and general equipment                    $ 61,369       $ 48,575
Central office equipment                                   65,970         48,345
Poles, wires, cables and conduit                          113,085         80,409
Leasehold improvements                                      2,130          1,372
Software                                                    7,266          6,829
Construction-in-process                                   137,751        121,353
                                                         --------       --------
                                                         $387,571       $306,883
                                                         ========       ========

                 MADISON RIVER CAPITAL, LLC AND SUBSIDIARIES
         Notes To Condensed Consolidated Financial Statements, Continued
             (Dollars in thousands, except share and operating data)
                                   (Unaudited)


5.   LONG-TERM DEBT AND LINES OF CREDIT

On February 17, 2000, the Company completed a private debt offering of $200,000 13 1/4% senior notes (the "Private Placement Notes") which mature in 2010. The net proceeds from the offering were approximately $190,147, reflecting a bond discount of $2,738 and estimated issuance costs of $7,115. The funds were used to i) repay $160,000 of RTFC indebtedness, which was comprised of $177,778 of principal less $17,778 in proceeds from the redemption of the Company's investment in RTFC stock applied towards the repayment of the debt, ii) to finance a portion of the Coastal Utilities acquisition and iii) for general corporate and working capital purposes.

On May 11, 2000, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission in order to issue publicly registered notes (the "Exchange Notes") in exchange for the Private Placement Notes. The registration statement became effective on June 27, 2000. The terms of the Exchange Notes are substantially identical to the terms of the Private Placement Notes except that the transfer restrictions, registration rights and liquidated damage provisions relating to the Private Placement Notes do not apply to the Exchange Notes. The exchange offer expired on July 28, 2000. The entire $200,000 in Private Placement Notes was tendered and exchanged for Exchange Notes.

Long-term debt and lines of credit at June 30, 2000 and December 31, 1999 consisted of the following:

                                                                                   June 30,       December 31,
                                                                                     2000             1999
                                                                                -------------     ------------
     Unsecured 13 1 /4% senior notes payable, due March 1, 2010, with
      interest payable semiannually on March 1 and September 1                     $ 197,308      $       --
     RTFC note payable due in escalating quarterly principal installments
      through August 2013, interest payments due quarterly at a fixed rate of 7%     120,550         123,192
     RTFC note payable due in quarterly principal installments of $250 through November 2002, increasing to $1,650 through May 2013 with final payment of $1,384 in August 2013, interest payments
      due quarterly at a fixed rate of 8.8%                                           73,184          73,684
     RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
      fixed rate of 6.8%                                                              14,008          14,351
     RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
      fixed rate of 8.55%                                                              7,104           7,278
     RTFC note payable in escalating quarterly principal installments beginning in December 2000 through September 2014 (initial quarterly installment
      amount is $1,487), interest payments due quarterly at a fixed rate of 8.4%     138,389         138,389
     RTFC note payable, paid in full in February 2000                                     --         177,778
     RTFC note payable in escalating quarterly principal installments beginning in July 2001 through January 2015 (initial quarterly installment amount
      is $1,102), interest payments due quarterly at a fixed rate of 8.5%            108,689              --
     RTFC secured line of credit, maturing March 2005, interest payments
      are due quarterly at the financial institution's base rate plus .50%            10,000              --
     Mortgage note payable in 72 monthly installments of $18 with a balloon
      payment of $2,238 in April 2006, interest at fixed rate of 8%                    2,382              --
     Other                                                                               392             939
                                                                                     -------         -------
                                                                                     672,006         535,611
     Less current portion                                                             12,230           9,467
                                                                                     -------         -------
                                                                                   $ 659,776       $ 526,144
                                                                                     =======         =======

At June 30, 2000, the Company had available, as defined in the credit agreements, undrawn credit facilities totaling $38.8 million with the RTFC.

                 MADISON RIVER CAPITAL, LLC AND SUBSIDIARIES
         Notes To Condensed Consolidated Financial Statements, Continued
             (Dollars in thousands, except share and operating data)
                                   (Unaudited)


6.   REDEEMABLE MINORITY INTEREST

Redeemable minority interest as of June 30, 2000 consists of the Series A non-voting common stock and Series B non-voting common stock of Coastal issued to the former shareholders of Coastal Utilties, Inc. as part of the acquisition.

7.   PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma condensed consolidated results of operations of the Company for the six months ended June 30, 2000 and June 30, 1999 give effect on a pro forma basis to the following transactions:

    o the acquisition and related financing of Gulf Coast Services in September 1999;
    o the acquisition and related financing of Coastal Utilities in March 2000; and
    o the issuance of the Private Placement Notes and the related increase in interest and amortization expense.

The 2000 unaudited pro forma results of operations give effect to the issuance of the Private Placement Notes and the acquisition and related financing of Coastal Utilities in March 2000 as if these transactions had been consummated on January 1, 2000. The 1999 unaudited pro forma results of operations give effect to the issuance of the Private Placement Notes, the acquisition of Gulf Coast Services in September 1999 and the acquisition of Coastal Utilities in March 2000, and related financings for each acquisition, as if all of these transactions had been consummated on January 1, 1999. The pro forma adjustments are based on the historical financial statements of the Company and the acquired businesses recorded using the purchase method of accounting, which allocates the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, has been recorded as goodwill. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable.

The 2000 and 1999 pro forma information is not intended to be indicative of the actual results that would have been achieved had the acquisitions in fact been consummated on January 1, 2000 or on January 1, 1999, respectively, nor does it purport to be indicative of future consolidated operating results.


                                                       Pro Forma Condensed Consolidated
                                                            Results of Operations
                                                          ------------------------
                                                           June 30,       June 30,
                                                             2000          1999
                                                          ----------     ---------
Revenues                                                   $ 82,351      $ 83,608
Operating expenses:
     Cost of goods sold and direct costs and selling,
       general and administrative expenses                   55,703        55,323
     Depreciation and amortization                           23,331        20,018
Operating income                                              3,317         8,267
Interest expense                                             32,360        31,776
Net loss                                                    (26,869)      (20,817)


8.   SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Though both segments provide telecommunication services, each segment is managed by distinct management teams and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following summarizes the revenues and net operating income for each segment for the three and six months ended June 30, 2000 and 1999:

                                                Three Month Period Ended         Six Month Period Ended
                                                ------------------------         ----------------------
                                                June 30,        June 30,         June 30,      June 30,
                                                  2000            1999             2000          1999
                                                --------        --------         --------      --------

         Total revenues
            LTD                              $ 41,455          $ 16,645         $ 72,893         $ 33,135
            ICD                                   529                84              944               84
                                             --------          --------         --------         --------
                                               41,984            16,729           73,837           33,219
         Less intersegment revenues              (334)              (15)            (582)             (15)
                                             --------          --------         --------         --------
            Total reported revenues          $ 41,650          $ 16,714         $ 73,255         $ 33,204
                                             ========          ========         ========         ========
         Net operating income
            LTD                              $  6,274          $  2,458         $ 10,819         $  5,246
            ICD                                (5,026)           (1,275)          (8,516)          (1,275)
                                             --------          --------         --------         --------
            Total reported net operating
              income                         $  1,248          $  1,183         $  2,303         $  3,971
                                             ========          ========         ========         ========

As of June 30, 2000, total assets by segment, net of intersegment investments and other intersegment balances, are as follows:

              Total assets
                LTD                                          $ 852,182
                ICD                                            129,558
                                                             ---------
                Total assets                                 $ 981,740
                                                             =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. During our existence, we have completed multiple acquisitions of telecommunications companies and assets. As a result, we believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including:

    o the uncertainties and potential delays associated with integrating the operations of Gulf Coast Services and Coastal Communications;
    o the uncertainties and potential delays associated with our planned expansion into competitive local service;
    o the passage of legislation or court decisions adversely affecting the telecommunications industry;
    o our ability to repay our outstanding indebtedness;
    o competition in the telecommunications industry; and
    o the advent of new technology.

Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events.

Included in our discussion and analysis of the operating results of the Company are comparisons of EBITDA. EBITDA consists of operating income (loss) before depreciation and amortization and is presented because we believe it is frequently used by investors and other interested parties in the evaluation of a company's ability to meet its future debt service, capital expenditures and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net earnings as an indicator of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Overview

We are an established and rapidly growing provider of integrated communications services and solutions that focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings to business and residential customers include voice, high-speed data, fiber transport and Internet access. At June 30, 2000, we served approximately 200,000 lines.

As a result of four acquisitions of incumbent local exchange carriers ("ILECs"), we currently have established operations in North Carolina, Alabama, Illinois and Georgia. We have a reputation for delivering high quality services and being highly responsive to our customers, which we and our predecessors have established as providers of communications services and solutions in these markets for over fifty years. We are certified in five states (Illinois, North Carolina, Texas, Florida and Mississippi) as a competitive local exchange carrier ("CLEC") with applications pending for certification as a CLEC in five other states (Alabama, Georgia, Louisiana, South Carolina and Tennessee). In addition, we are certified as a long distance provider in eleven states (Alabama, Florida, Georgia, Illinois, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas).

We have approximately 2,850 route-miles of fiber optic network, the majority of which is our network in the southeast United States that connects Dallas and Atlanta, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Houston and New Orleans. On June 10, 2000, we opened our new, state-of-the-art network support center in Plano, Texas. The center continuously monitors our advanced fiber optic platform, ATM backbone transport platform, Internet and enterprise data network elements and product and service delivery components all the way to the customer site.

Since our inception, our principal activities have been the acquisition, integration, operation and improvement of the four ILECs in secondary markets. Through these acquisitions, we have acquired businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities.

Our current business plan is focused on continuing to develop our existing markets and expanding, initially, from those established markets into 14 markets, including:

    o Mid-Atlantic: the Research Triangle (Raleigh, Durham and Cary, North Carolina) and the Triad (Greensboro and Winston-Salem, North Carolina).
    o Midwest: Peoria, Bloomington-Normal, Decatur and Springfield, Illinois.
    o Gulf Coast: Mobile and Montgomery, Alabama; Biloxi, Mississippi; Pensacola, Florida; New Orleans, Louisiana; Atlanta, Georgia; and Houston and Dallas, Texas.

Our parent company, Madison River Telephone Company, LLC, was founded in April 1996 by a management team led by J. Stephen Vanderwoude, former president and Chief Operating Officer of Centel Corporation. In January 1998, Madison River Telephone Company acquired all of the outstanding common stock of Mebcom Communications, Inc., our predecessor, a North Carolina telecommunications provider for $23.0 million. Prior to the date of the Mebcom acquisition, Madison River Telephone Company was a development stage company with no revenue and principal activities consisting of procuring governmental authorizations, raising capital, hiring management and other key personnel and pursuing acquisition opportunities. Madison River Capital, LLC was formed as a wholly-owned subsidiary of Madison River Telephone Company in September 1999 to serve as a holding company for our operations.

In November 1998, we acquired certain assets and liabilities from Central Telephone Company of Illinois, a local exchange company, for $232.0 million which we refer to as the "Gallatin River" acquisition. We acquired Gulf Coast Services, a telecommunications provider located in the southeastern United States, in September 1999 for $312.6 million. In March 2000, our subsidiary, Coastal Communications, Inc., acquired all of the outstanding capital stock of Coastal Utilities, Inc. (hereafter referred to as the "Coastal Communications acquisition") for $130.0 million in cash and issued Series A non-voting common stock in the face amount of $10.0 million and Series B non-voting common stock in the face amount of $5.0 million of Coastal Communications with put and call features exercisable by the holders and us. See "-Liquidity and Capital Resources" below for further discussion.

As a result of our limited operating history as a combined company, there is limited operating and financial data about us upon which to base an evaluation of our performance.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. Our voice services accounted for approximately 84.9% of our total revenues for the six month period ended June 30, 2000. We intend to generate revenue from voice services (local and long distance), dedicated fiber transport, Internet access/enhanced data and other services. We currently expect that a substantial portion of our revenues will be generated from the sale of these communications services to customers in our existing markets and, as we expand, to businesses and residential multi-dwelling units in our new markets. We will continue to offer bundled services and intend to continue to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts. Over the next three years, we expect to derive a growing percentage of our revenues from the sale of fiber transport services to major telecommunications carriers and non-facilities based carriers. We expect this business will be price driven, and, as a result, we will competitively price these services to gain market share.

Expenses

Historically, our operating expenses have remained relatively consistent from period to period. As we expand into new markets, our operating expenses will be less predictable. In the near term, we expect that our primary operating expenses will consist of cost of goods sold and direct costs and selling, general and administrative expenses.

Cost of goods sold and direct costs

Our cost of goods sold and direct costs include:

    o plant specific costs and expenses, such as network and general support expense, central office switching and transmission expense, information origination/termination expense and cable and wire facilities expense;
    o plant nonspecific costs, such as testing, provisioning, network, administrative, power and engineering;
    o the cost of leasing unbundled copper loop lines and high capacity digital lines from the ILECs to connect our customers and other carriers' networks to our network;
    o the cost of leasing transport from ILECs or other providers where our fiber transport capacity is not available;
    o the cost of collocating in ILEC central offices; and
    o the cost of purchasing and installing electronics on our fiber network.

We have already entered into interconnection agreements with Bell South, GTE and Ameritech. Other interconnection agreements may be required, and certifications by state regulators would be required in states where we are not certified as a competitive provider.

We have a resale agreement with Global Crossing to provide long distance transmission services. This agreement contains minimum volume commitments. Although we believe that we will meet these commitments and expect to experience lower cost per minute usage rates as volume increases, we may be required to obtain capacity through more expensive means.

Selling, general and administrative expenses

Selling, general and administrative expenses include:

    o selling and marketing expenses;
    o expenses associated with customer care;
    o billing and other operating support systems; and
    o corporate expenses.

We currently employ a professional sales team and intend to expand this team to fulfill our expansion initiative. We offer a competitive compensation package based on minimum quota sales and incentives for long-term contracts and bundled services. To date, we have been able to recruit experienced telecommunications sales professionals. It may not be possible to replicate the sales structure in other target markets due to competition for qualified sales professionals in the markets into which we are expanding.

We have operating support and other back office systems that we use to enter, schedule, provision, track customer orders, test services and interface with trouble management, inventory, billing, collection and customer care service systems for our access lines in our established operations. As we expand into new markets, we may review and consider the benefits offered by the latest generation of systems, and we expect that our operations support systems and customer care expenses may also increase.

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA (operating income (loss) before depreciation and amortization) as we expand from our established markets, operating losses in the markets into which we intend to expand will materially decrease our EBITDA. Further, our expansion plans require additional capital expenditures necessary to deliver high quality integrated communications services and solutions. Thus, we expect our free cash flow at times to be negative. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain profitability or generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results will differ from our current projections, and those differences may be material.


Results of Operations

In September 1999, we acquired Gulf Coast Services, and, in March 2000, we completed the Coastal Communications acquisition. As a result of these acquisitions, we believe that our historical financial statements for the six month period and three month period ended June 30, 2000 are not directly comparable with our historical financial statements for the same periods of 1999, respectively. The operating results for the six months ended June 30, 2000 include six months of operations for Gulf Coast Services and approximately three months of operations for Coastal Communications whereas the six months ended June 30, 1999 do not include any operations for either acquisition. The operating results for the three months ended June 30, 2000 include three months of operations for Gulf Coast Services and three months of operations for Coastal Communications whereas the three months ended June 30, 1999 do not include any operations for either acquisition.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Total revenues increased $40.1 million to $73.3 million for the six months ended June 30, 2000 from $33.2 million for the same period of 1999 and is attributable principally to a full six months of operations of Gulf Coast Services and approximately three months of operations of Coastal Communications in 2000. The increase resulting from revenues of Gulf Coast Services accounted for $27.6 million, or 68.8%, of the net increase. The increase resulting from revenues of Coastal Communications accounted for $9.9 million, or 24.6%, of the net increase. The remaining increase was primarily due to stronger revenues from private label long distance and Internet and enhanced data services. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 84.9% and 89.6% for the six months ended June 30, 2000 and 1999, respectively.

Total operating expenses increased $41.8 million from $29.2 million, or 88.0% of total revenues in the first six months of 1999, to $71.0 million, or 96.9% of total revenues in the first six months of 2000. The increase is attributable to the inclusion of six months of operations of Gulf Coast Services, approximately three months of operations for Coastal Communications and the expansion of the Internet and CLEC business. The inclusion of Gulf Coast Services' operating expenses accounted for $26.8 million, or 64.3%, the inclusion of Coastal Communications operating expenses accounted for $7.1 million, or 17.1%, and the expansion of the Internet and CLEC business accounted for $8.1 million, or 19.4%, of the net increase in operating expenses, respectively. Cost of goods sold and direct costs, as a percentage of total revenues, increased from 23.7% in the first six months of 1999 to 33.6% in the first six months of 2000, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 36.7% in the first six months of 1999 to 34.8% in the first six months of 2000. Depreciation and amortization expense, as a percentage of total revenues, increased slightly from 27.7% in the first six months of 1999 to 28.5% in the first six months of 2000.

Net operating income decreased $1.7 million from $4.0 million, or 12.0% of total revenues in the first six months of 1999, to $2.3 million, or 3.1% of total revenues in the first six months of 2000. The decrease in net operating income margin was directly attributable to the increase in operating expenses from the expansion of the CLEC business.

Interest expense increased $21.0 million from $7.6 million, or 22.8% of total revenues in the first six months of 1999, to $28.6 million, or 39.1% of total revenues in the first six months of 2000. The increase in interest expense is attributable to the issuance of the senior notes in February, as well as the financing for the Gulf Coast Services acquisition and the Coastal Communications acquisition.

Net loss increased $21.1 million from $3.4 million, or 10.4% of total revenues in the first six months of 1999, to $24.5 million, or 33.4% of total revenues in the first six months of 2000, as a result of the factors discussed above. EBITDA increased $9.9 million from $13.2 million, or 39.6% of total revenues in the first six months of 1999, to $23.1 million, or 31.6% of total revenues in the first six months of 2000. The increase in EBITDA is primarily attributable to the two acquisitions.

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Total revenues increased $25.0 million to $41.7 million for the three months ended June 30, 2000 from $16.7 million for the same period of 1999 and is attributable principally to a full three months of operations of Gulf Coast Services and Coastal Communications in 2000. The increase resulting from revenues of Gulf Coast Services accounted for $14.0 million, or 56.2%, of the net increase. The increase resulting from revenues of Coastal Communications accounted for $9.9 million, or 39.5%, of the net increase. The remaining increase was primarily due to stronger revenues from private label long distance and Internet and enhanced data services. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, was approximately 83.9% and 90.4% for the three months ended June 30, 2000 and 1999, respectively.

Total operating expenses increased $24.9 million from $15.5 million, or 92.9% of total revenues in the three month period ended June 30, 1999, to $40.4 million, or 97.0% of total revenues in the three month period ended June 30, 2000. The increase is attributable to the inclusion of three months of operations of Gulf Coast Services and Coastal Communications in the second quarter of 2000 and the expansion of the Internet and CLEC business. The inclusion of Gulf Coast Services' operating expenses accounted for $14.4 million, or 58.0%, the inclusion of Coastal Communications' operating expenses accounted for $7.1 million, or 28.7%, and the expansion of the Internet and CLEC business accounted for $4.2 million, or 16.9%, of the net increase in operating expenses, respectively. From the three month period ended June 30, 1999 to the three month period ended June 30, 2000, cost of goods sold and direct costs, as a percentage of total revenues, increased from 23.2% to 34.4%, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 40.1% to 32.2%. Depreciation and amortization expense, as a percentage of total revenues, increased slightly from 29.7% to 30.3%.

Net operating income increased $0.1 million to $1.2 million for the three month period ended June 30, 2000. Improved operating results and the inclusion of the operations of Coastal Communications were offset primarily by losses from the expansion of the Internet and CLEC business. As a percentage of total revenues, net operating income was 3.0% in the three month period ended June 30, 2000 and 7.1% in the three month period ended June 30, 1999.

Interest expense increased $12.6 million from $3.8 million, or 22.7% of total revenues in the three month period ended June 30, 1999, to $16.4 million, or 39.4% of total revenues in the three month period ended June 30, 2000. The increase in interest expense is attributable to the issuance of the senior notes in February, as well as the financing for the Gulf Coast Services acquisition and the Coastal Communications acquisition.

Net loss increased $8.9 million from $3.1 million, or 18.3% of total revenues in the three month period ended June 30, 1999, to $12.0 million, or 28.8% of total revenues in the three month period ended June 30, 2000, as a result of the factors discussed above. EBITDA increased $7.8 million from $6.1 million, or 36.8% of total revenues in the three month period ended June 30, 1999, to $13.9 million, or 33.3% of total revenues in the three month period ended June 30, 2000. The increase in EBITDA is primarily attributable to the two acquisitions.


Liquidity and Capital Resources

We are a holding company with no business operations of our own. Our only significant assets are the capital stock/member interests of our subsidiaries. Accordingly, our only sources of cash to pay our obligations are cash on hand and distributions from our subsidiaries from their net earnings and cash flow. Even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock/member interest, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay such dividend or distribution under the terms of their credit facilities.

Since our inception, we have funded our operations and growth through cash flow from operations, borrowings and equity contributions from our members. Our balance sheet reflected positive working capital of $48.8 million at June 30, 2000 and $63.2 million at December 31, 1999.

Operating Activities. For the six months ended June 30, 2000 and 1999, we generated cash from operating activities of $4.0 million and $4.2 million, respectively. The change was primarily attributable to the increase in the net loss, which was offset by the increase in depreciation and amortization and greater net change in accrued expenses in the first six months of 2000 when compared to the same period of 1999.

Investing Activities. For the six months ended June 30, 2000, we used cash in investing activities of $150.7 million and for the six months ended June 30, 1999, we generated cash from investing activities of $0.8 million. Investing activities in the first six months of 2000 were primarily attributable to the acquisition of Coastal Communications, net of cash acquired, for $116.0 million. The purchases of telephone plant and equipment in the first six months of 2000 increased $28.6 million, to $32.9 million, when compared to the same period of 1999, which was primarily due to the expansion of the CLEC business and capital expenditures made by Gulf Coast Services and Coastal Communications.

Financing Activities. For the six months ended June 30, 2000, net cash provided by financing activities was $142.2 million and for the six months ended June 30, 1999, net cash used in financing activities was $49,000. Net cash provided by financing activities in the first six months of 2000 consisted of $318.3 million in loan proceeds, including $197.3 million, net of discount, from the offering of the outstanding notes, $118.7 million from RTFC to finance the Coastal Communications acquisition, and $2.4 million from a mortgage loan on the building acquired in the Coastal Communications acquisition. These amounts were offset by the repayment of long-term debt of $182.0 million, which included the repayment of the $177.8 million term loan from RTFC. For the six months ended June 30, 1999, net cash used in financing activities included payment on long-term debt and changes in other long-term liabilities, which were offset by a $1.0 million capital contribution from member.

Long-Term Debt and Revolving Credit Facilities

We or our subsidiaries currently have outstanding term and revolving credit facilities with RTFC, which were entered into in connection with the acquisitions of Mebcom, Gallatin River and Gulf Coast Services and the Coastal Communications acquisition.

In connection with the Mebcom acquisition, on January 16, 1998, Mebtel, Inc., our wholly owned subsidiary, entered into a secured credit facility with the RTFC consisting of a $23.3 million term loan and a $1.0 million revolving line of credit. The term facility matures in January 2013, and the line of credit matures in January 2003. A total of $22.6 million was funded from the term loan at the closing of the acquisition. The term facility bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted $15.0 million of the facility into a fixed rate of 6.8% per annum through September 2003. In April 2000, we converted the remaining variable portion of the facility in the amount of $7.2 million into a fixed rate of 8.55% per annum through April 2003. At June 30, 2000, $21.1 million was outstanding under this term facility.

In connection with the Gallatin River acquisition, on November 1, 1998, Gallatin River Communications, LLC and Madison River Communications, Inc. (renamed Madison River Management Company effective March 6, 2000), our wholly owned subsidiaries, entered into a secured credit facility with the RTFC consisting of a $123.2 million term facility and $10.0 million revolving line of credit by Gallatin River Communications and a $73.7 million term facility by Madison River Management Company. The term loans were fully funded at the closing of the acquisition. The term facilities mature in October 2013, and the line of credit matures in October 2003. The term facilities bear interest at the base rate of RTFC's stated variable rate plus 75 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $123.2 million term facility into a fixed rate of 7.0% per annum through November 2004. In April 2000, we converted the $73.7 million term facility into a fixed rate of 8.8% per annum through April 2003. At June 30, 2000, $120.6 million and $73.2 million, respectively, were outstanding under these term facilities.

To finance the Gulf Coast Services acquisition, on September 29, 1999, we entered into a secured term facility with the RTFC for $177.8 million, and our subsidiary, Gulf Telephone Company, entered into secured term facilities for $138.4 million and $7.8 million and a revolving line of credit for $10.0 million with the RTFC. The $138.4 million and $177.8 million term facilities were fully funded at the closing of the acquisition, and the $7.8 million term facility is available to Gulf Telephone Company for working capital and capital expenditures. In February 2000, we repaid in full our $177.8 million term facility with proceeds from the senior notes offering. The remaining term facilities with Gulf Telephone Company mature in September 2014, and the line of credit matures in September 2004. Gulf Telephone Company's term facilities bear interest at the base rate of RTFC's stated variable rate plus 35 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $138.4 million term facility into a fixed rate of 8.4% per annum through October 2004. At June 30, 2000, $138.4 million was outstanding under this term facility. Our first principal installment of $1.5 million is due in December 2000.

On February 17, 2000, we privately placed $200.0 million of senior notes. The proceeds from the offering were approximately $190.1 million, net of bond discount of $2.7 million and estimated issuance costs of $7.1 million. We used the proceeds of the offering to repay our $177.8 million secured term facility with RTFC related to the Gulf Coast acquisition, to finance a portion of the Coastal acquisition and for general corporate and working capital purposes. At June 30, 2000, the senior notes had a carrying value of $197.3 million.

To finance the Coastal Communications acquisition, on March 30, 2000, we entered into secured facilities for $118.7 million and a $10.0 million unsecured revolving line of credit with the RTFC. The secured facilities, which were completely drawn down, are composed of a $108.7 million, fifteen year term facility and a $10.0 million, interest only, five year facility. The term facility bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $108.7 million term facility into a fixed rate of 8.5% per annum through April 2005. The lines of credit bear interest at the RTFC base rate for a standard line of credit plus 50 basis points for the secured line of credit and 100 basis points for the unsecured line of credit. At June 30, 2000, $108.7 million and $10.0 million, respectively, were outstanding under the facilities. Our first principal installment of $1.1 million is due in July 2001.

In addition to the $130.0 million in cash paid in the Coastal Communications acquisition, we also issued to the former shareholders of Coastal Utilities Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B non-voting common stock have put and call features exercisable by the holders and us. Based on the put and call features, the holders of the Series B non-voting common stock have the right to put their shares for $35.0 million, and we have until April 2002 to repurchase the stock. The holders of Series A non-voting common stock may put their shares to Coastal Communications in December 2005 for $17.7 million. If the Series B shares are not put or called and repurchased in 2002, the holders may put or we may call the stock pursuant to the terms of a shareholders agreement.

At June 30, 2000, we had available, as defined in the credit agreements, $38.8 million of undrawn credit facilities with the RTFC.

Capital Requirements

Our business will require significant capital to fund capital expenditures, working capital needs, debt service and cash flow deficits. In the near term, we expect that our primary uses of cash will include the purchase and installation of:

    o electronics for our fiber optic network;
    o digital ATM switches; and
    o transmission equipment collocated in ILEC central offices.

Our expenditures will also include:

    o real estate expenses in connection with our network facilities and operations;
    o the development and integration of operations support systems and other automated back office systems;

    o the upgrade and maintenance of our current network infrastructure;
    o sales and marketing;
    o corporate overhead; and
    o personnel development.

On January 18, 2000, our sole member, Madison River Telephone Company, LLC, resolved to contribute up to an additional $24.0 million in equity to us from time to time as requested; however, the member is not legally obligated to make such a contribution.

We currently estimate that cash required to fund capital expenditures through the end of 2001 will be approximately $110.0 million. For the six months ended June 30, 2000, capital expenditures were $32.9 million. We currently project that the net proceeds from the sale of the senior notes, existing equity commitments, available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be sufficient to finance our currently contemplated expansion initiatives in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States through 2001. However, our actual cash needs may differ from our estimates and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

    o the extent to which we consummate any significant additional acquisitions;
    o the success of our expansion initiatives;
    o the demand for our services in our existing markets;
    o our ability to acquire, develop and integrate the necessary OSS and other back office systems; and
    o regulatory, technological and competitive developments.

We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements that restrict the payment of dividends, and such subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements governing the terms of our subsidiaries' indebtedness may restrict our subsidiaries' ability to pay dividends to us.

Under the terms of Madison River Telephone's Operating Agreement, at any time on or after January 2, 2006, certain members may require Madison River Telephone to purchase all of their units at an amount equal to the fair market value of the units. Subject to compliance with the restrictions contained in our credit facilities and the indenture with respect to the notes, we may make distributions to Madison River Telephone to satisfy this obligation. In addition, as early as April 2002, we may be required to pay up to $35.0 million to redeem a portion of the minority interests in Coastal Communications.

To the extent that our development plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, RTFC financing, vendor financing or the private or public sales of equity and debt securities. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back our expansion plans, either of which could have a material adverse effect on our projected financial condition and results of operations.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect that the adoption of SFAS No. 133 will have a material impact on our consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Although we invest our short-term excess cash balances, the nature and quality of these investments are restricted under our internal investment policies. These investments are limited primarily to U.S. Treasury agreement and agency securities, certain time deposits and high quality repurchase agreements and commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of June 30, 2000, we have fixed rate secured debt with the RTFC of $461.9 million at a blended rate of 8.08%. The fixed rates on the facilities expire from 2003 to 2005 at which time they will be adjusted. We have $10.0 million of variable rate secured debt with the RTFC. Changes in interest rates would have an immaterial impact on the variable portion of our facility. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt.

As part of the Coastal Communications acquisition, we acquired a marketable equity security investment with a fair value, as of June 30, 2000, of $24.0 million, for which we are subject to market risk.

                                     Part II

Item 1.       Legal Proceedings

On September 29, 1999, our parent company, Madison River Telephone Company, LLC acquired all of the stock of Gulf Coast Services, Inc. On October 5, 1999, nine former employees of a subsidiary of Gulf Coast Services, who had elected to retire in 1996 and 1997 and receive cash distributions for their interests in an employee stock ownership plan (ESOP) filed a class action lawsuit in Alabama state court alleging breach of fiduciary duty, suppression and misrepresentation against, among others, Gulf Coast Services and its subsidiary. Defendants removed the case to federal court, where it proceeded under the caption Bobby Grimes, et al. v. Gulf Telephone Co., et al., CV-99-1006 (U.S. District Court for the Southern District of Alabama). The complaint alleged that the defendants failed to disclose to plaintiffs' ongoing negotiations for the sale of the company and that the true value of their ESOP interests was higher than the amounts offered to them in connection with their early retirement. Plaintiffs filed an amended complaint on November 18, 1999 adding ten additional named plaintiffs and seeking class certification, the establishment of a constructive trust to distribute proceeds from the sale of Gulf Coast Services to the plaintiffs, and a preliminary injunction to stop Gulf Coast Services from making any further distributions from the ESOP. The plaintiffs also sought unspecified compensatory and punitive damages, and attorneys fees as a result of defendants' alleged breach of fiduciary duty, self dealing, misrepresentation and fraudulent inducement to retire and forego the benefits of continued employment in connection with the plaintiffs' retirement elections and ESOP distributions.

On June 1, 2000, the parties filed a release and settlement with the court pursuant to which they agreed to resolve this lawsuit and release each other from all claims. Under the terms of the settlement, the defendants will establish a $5.16 million fund to pay members of a class consisting of all persons whose employment with Gulf Coast Services terminated in 1996 or 1997 and received a distribution of their ESOP interests. The settlement provides that class members will receive amounts ranging from $225 to $815 per share based on their former holdings of Gulf Coast Services stock depending on when they left Gulf Coast and Services whether or not they participated in an early retirement program. On June 15, 2000, the court entered an order certifying the plaintiff class, preliminarily approving the settlement, approving notice to the class and setting a fairness hearing for July 21, 2000. On July 21, 2000, a fairness hearing was held at which the court certified the plaintiffs class and gave final approval to the settlement.

Madison River anticipates that all or substantially all of the plaintiffs' claims will be resolved through payments from the settlement fund. Madison River does not expect to provide any of the funding for the settlement fund, as the parties contemplate that these funds will be paid on the defendants' behalf from an escrow account established in connection with the sale of Gulf Coast Services by the sellers of the Gulf Coast Services stock. The escrow account holds sufficient funds to pay the anticipated cost of the settlement to all of the defendants.

Item 2.       Changes in Securities and Use of Proceeds

Pursuant to the terms of an Indenture between Madison River Capital, LLC and Madison River Finance Corp. and Norwest Bank Minnesota, National Association, as Trustee, on February 17, 2000, the Company completed a private debt offering of $200.0 million in 13 1/4% Series A senior notes ("Private Placement Notes") which mature in 2010. On May 11, 2000, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission to register $200.0 million in 13 1/4% Series B senior notes ("Exchange Notes") due in 2010. The terms of the Exchange Notes are substantially identical to the terms of the Private Placement Notes except that the transfer restrictions, registration rights and liquidated damage provisions relating to the Private Placement Notes do not apply to the Exchange Notes. The registration statement became effective on June 27, 2000.

On June 27, 2000, the Company commenced an offer to exchange the Exchange Notes for the Private Placement Notes. The exchange offer expired on July 28, 2000. The entire $200.0 million in Private Placement Notes was tendered and exchanged for Exchange Notes.

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

         Exhibit
         Number                            Description
         ------            -----------------------------------------------------

           3.1             Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-36804) filed with the Securities and Exchange Commission on May 11, 2000 (the "May Form S-4"))

           3.2             Limited Liability Company Agreement of the Registrant (incorporated by reference to
                           Exhibit 3.2 to the May Form S-4)

          27.1             Madison River Capital, LLC Financial Data Schedule as of and for the six months ended
                           June 30, 2000 and June 30, 1999



     (b)      Reports on Form 8-K

              NONE


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        MADISON RIVER CAPITAL, LLC (Registrant)

Date:  August   11 , 2000                               /s/  PAUL H. SUNU
              ----                                      -----------------
                                                        Name:  Paul H. Sunu
                                                        Title: Managing Director, Chief Financial Officer
                                                               and Secretary


                                                   EXHIBIT INDEX

   Exhibit
   Number                                            Description
   ------        ------------------------------------------------------------------------------------------------

     3.1          Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the
                  Registrant's Registration Statement on Form S-4 (File No. 333-36804) filed with the Securities and Exchange Commission on May 11, 2000 (the "May Form S-4"))

     3.2          Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)

    27.1          Madison River Capital, LLC Financial Data Schedule as of and for the six months ended June 30,
                  2000 and June 30, 1999
