Form 10-Q
period 2000-09-30
MADISON RIVER CAPITAL LLC
filed 2000-11-14
CIK 1111590

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000
                                      ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    --------------

                       ----------------------------------



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

                                 (919) 563-1500
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

================================================================================

                               INDEX TO FORM 10-Q


                                                                                                           Page
                                                                                                         ------
Part I - Financial Information
Item  1.         Financial Statements
                 Condensed Consolidated Balance Sheets - September 30, 2000 (Unaudited) and December
                 31, 1999............................................................................        1
                 Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine Months
                 Ended September 30, 2000 and 1999...................................................        2
                 Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended
                 September 30, 2000 and 1999.........................................................        3
                 Notes to Condensed Consolidated Financial Statements (Unaudited)....................        4
Item  2.         Management's Discussion and Analysis of Financial Condition and Results of
                   Operations........................................................................        9
Item  3.         Quantitative and Qualitative Disclosure of Market Risks.............................       18

Part II - Other Information
Item  1.         Legal Proceedings...................................................................       19
Item  6.         Exhibits and Reports on Form 8-K....................................................       20
Signature............................................................................................       20



                                    MADISON RIVER CAPITAL, LLC
                               Condensed Consolidated Balance Sheets
                                      (Dollars in thousands)

                                                                                       September 30, 2000     December 31, 1999
                                                                                      -------------------    ------------------
                                                                                           (Unaudited)
Assets
Current assets:
           Cash and cash equivalents                                                    $     53,134        $         83,729
           Accounts receivable, less allowance for uncollectible accounts of
               $1,176 and $1,087 in 2000 and 1999, respectively                               13,695                  11,673
           Accounts receivable, primarily from interexchange carriers                         11,438                   6,592
           Income tax recoverable                                                                393                      54
           Inventories                                                                         2,578                   1,343
           Other current assets                                                                3,181                   1,484
                                                                                        -------------             -----------
               Total current assets                                                           84,419                 104,875
                                                                                        -------------             -----------
Telephone plant and equipment                                                                409,325                 306,883
Less accumulated depreciation and amortization                                               (29,368)                (13,561)
                                                                                        -------------             -----------
Telephone plant and equipment, net                                                           379,957                 293,322
                                                                                        -------------             -----------
Other assets:
           Rural Telephone Bank stock, at cost                                                10,078                   8,606
           Rural Telephone Finance Cooperative stock, at cost                                 35,737                  42,933
           Goodwill, net of accumulated amortization of $21,753 and
               $9,840 in 2000 and 1999, respectively                                         413,585                 326,560
           Deferred income taxes                                                               1,902                   5,131
           Other assets                                                                       30,447                   3,863
                                                                                  ------------------       -----------------
               Total other assets                                                            491,749                 387,093
                                                                                  ------------------       -----------------
               Total assets                                                       $          956,125       $         785,290
                                                                                  ==================      ==================
Liabilities and member's capital
Current liabilities:
           Accounts payable and accrued expenses                                  $           44,104       $          27,926
           Advance billings and customer deposits                                              7,572                   3,701
           Other current liabilities                                                             383                     609
           Current portion of long-term debt                                                  15,021                   9,467
                                                                                  ------------------       -----------------
               Total current liabilities                                                      67,080                  41,703
                                                                                  ------------------       -----------------
Noncurrent liabilities:
           Long-term debt                                                                    655,141                 526,144
           Deferred income taxes                                                              43,676                  41,557
           Other liabilities                                                                  20,867                   9,892
                                                                                  ------------------       -----------------
               Total noncurrent liabilities                                                  719,684                 577,593
                                                                                  ------------------       -----------------
               Total liabilities                                                             786,764                 619,296

Redeemable minority interest                                                                  45,500                      -

Member's capital:
           Member's interest                                                                 189,591                 185,700
           Accumulated deficit                                                               (60,278)                (19,706)
           Accumulated other comprehensive income                                             (5,452)                     -
                                                                                  ------------------       -----------------
               Total member's capital                                                        123,861                 165,994
                                                                                  ------------------       -----------------
               Total liabilities and member's capital                             $          956,125        $        785,290
                                                                                  ==================       =================

                     See Notes to Condensed Consolidated Financial Statements.

                           MADISON RIVER CAPITAL, LLC
                 Condensed Consolidated Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 --------------------------------    -------------------------------
                                                                        2000             1999            2000               1999
                                                                 ---------------    -------------    -------------     -------------
Operating revenues:
      Local service                                                   $   34,710      $  13,719        $ 91,079        $43,477
      Long distance service                                                4,439             36          10,276             36
      Internet and enhanced data service                                   1,889            161           4,725            225
      Transport service                                                       23             -               23             -
      Miscellaneous telecommunications service and equipment               4,558          2,268          13,208          6,533
      Provision for uncollectible accounts                                   (83)          (258)           (520)        (1,141)
                                                                   -------------      ---------       ----------      ---------
         Total operating revenues                                         45,536         15,926         118,791         49,130

Operating expenses:
      Cost of goods sold and direct costs                                 18,457         5,393           43,072         13,254
      Depreciation and amortization                                       13,197         4,251           34,039         13,439
      Selling, general and administrative expenses                        14,784         7,151           40,279         19,335
                                                                   -------------      --------         --------        -------
         Total operating expenses                                         46,438        16,795          117,390         46,028
                                                                   -------------      --------         --------        -------
Operating (loss) income                                                     (902)         (869)           1,401          3,102
Interest expense                                                         (16,421)       (3,890)         (45,040)       (11,469)
Other income, net                                                          2,302         1,126            5,014            482
                                                                   -------------      ---------        --------     ----------
Loss before income tax and minority interest                            (15,021)        (3,633)         (38,625)        (7,885)
Income tax (expense) benefit                                               (811)            62           (1,447)           879
                                                                   -------------      ---------        ---------     ---------
Loss before minority interest                                           (15,832)        (3,571)         (40,072)        (7,006)

Minority interest                                                          (250)            -              (500)            -
                                                                   -------------     ----------        ---------     ---------
Net loss                                                             $  (16,082)     $  (3,571)        $ (40,572)      $(7,006)
                                                                   =============     ==========        =========     =========

            See Notes to Condensed Consolidated Financial Statements.

                           MADISON RIVER CAPITAL, LLC
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                 ------------------------------------------
                                                                                          2000                   1999
                                                                                   --------------          --------------
Operating activities
Net cash provided by operating activities                                          $       1,189              $    6,834
                                                                                  --------------              -----------
Investing activities
Purchases of telephone plant and equipment                                               (58,218)                 (14,496)
Acquisition, net of cash acquired                                                       (116,963)                (310,458)
Redemption (purchase) of Rural Telephone Finance Cooperative stock, net                    7,300                  (31,616)
Change in other assets                                                                    (4,664)                   5,039
                                                                                  --------------              ------------
Net cash used in investing activities                                                   (172,545)                (351,531)
                                                                                  --------------               -----------
Financing activities
Capital contributions from member                                                          3,892                  127,100
Proceeds from long-term debt                                                             318,336                  316,167
Payments on long-term debt                                                              (183,854)                    (728)
Change in other long-term liabilities                                                      2,387                      741
                                                                                  --------------               -----------
Net cash provided by financing activities                                                140,761                  443,280
                                                                                  --------------               -----------
Net (decrease) increase in cash and cash equivalents                                     (30,595)                  98,583

Cash and cash equivalents at beginning of year                                            83,729                    6,354
                                                                                  --------------               -----------
Cash and cash equivalents at end of nine month period                             $       53,134               $  104,937
                                                                                  --------------               -----------

            See Notes to Condensed Consolidated Financial Statements.

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

The Company focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. The Company is organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets and transport business as a competitive local exchange carrier ("CLEC"). The ICD will build its base of customers around the Company's 2,847 sheath mile fiber optic network and its current established operations.

The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation of any new business and the competitive environment in which the Company intends to operate. In addition, the Company has incurred a significant amount of indebtedness that may limit its operational flexibility or otherwise affect its financial health. The Company's performance will further be affected by its ability to raise more capital for expansion of its business when needed and on attractive terms, to develop its established and targeted markets, to generate a sufficient volume of traffic on its network, to implement expanded interconnection and collocation with the facilities of ILECs, to manage rapidly evolving communications technology, to implement efficient information, billing and other back office systems, and to attract, retain and motivate qualified personnel. The Company is also subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

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

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. Such financial statements are included in the Company's registration statement on Form S-4 (Registration No. 333-36804) filed with the Securities and Exchange Commission on May 11, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

To finance the acquisition, Coastal entered into two secured facilities totaling $118,689 and an unsecured revolving line of credit for $10,000 with the Rural Telephone Finance Cooperative ("RTFC"). The secured facilities, which were completely drawn down, are composed of a $108,689 fifteen year term facility and a $10,000, interest only, five year revolving line of credit. The unsecured $10,000 revolving line of credit remains available to the Company as defined in the credit agreement. The term facility bears interest at the base rate of RTFC's stated variable rate plus 50 basis points. The lines of credit bear interest at the RTFC base rate for a standard line of credit plus 50 basis points for the secured line of credit and 100 basis points for the unsecured line of credit. In April 2000, Coastal converted the $108,689 facility to a fixed rate of 8.5% per annum through April 2005. The Company provided the remaining required capital for the acquisition from its available cash.

4.   TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment at September 30, 2000 and December 31, 1999 consisted of the following:
                                            September 30,         December 31,
                                                2000                  1999
                                           -------------         -------------
 Land, buildings and general equipment       $    50,249            $    48,575
 Central office equipment                         81,963                 48,345
 Poles, wires, cables and conduit                200,976                 80,409
 Leasehold improvements                            2,329                  1,372
 Software                                          7,328                  6,829
 Construction-in-process                          66,480                121,353
                                            ------------           ------------
                                              $  409,325             $  306,883
                                              ==========             ==========

                   MADISON RIVER CAPITAL, LLC AND SUBSIDIARIES
         Notes To Condensed Consolidated Financial Statements, Continued
            (Dollars in thousands, except share and operating data)
                                   (Unaudited)

5.   LONG-TERM DEBT AND LINES OF CREDIT

On February 17, 2000, the Company completed a private debt offering of $200,000 13 1/4% senior notes (the "Private Placement Notes") which mature in 2010. The net proceeds from the offering were approximately $189,711, reflecting a bond discount of $2,738 and issuance costs of $7,551. The funds were used (i) to repay $160,000 of RTFC indebtedness, which was comprised of $177,778 of principal less $17,778 in proceeds from the redemption of the Company's investment in RTFC stock applied towards the repayment of the debt, (ii) to finance a portion of the Coastal Utilities acquisition and (iii) for general corporate and working capital purposes.

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

Long-term debt and lines of credit at September 30, 2000 and December 31, 1999 consisted of the following:

                                                                                 September 30,    December 31,
                                                                                     2000             1999
                                                                                -------------     ------------
     Unsecured 13 1/4% senior notes payable, due March 1, 2010, with
      interest payable semiannually on March 1 and September 1                     $ 197,342       $      --
     RTFC note payable due in escalating quarterly principal installments
      through August 2013, interest payments due quarterly at a fixed rate of 7%     119,192         123,192
     RTFC note payable due in quarterly principal installments of $250 through November 2002, increasing to $1,650 through May 2013 with final payment of $1,384 in August 2013, interest payments
      due quarterly at a fixed rate of 8.8%                                           72,934          73,684
     RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
      fixed rate of 6.8%                                                              13,833          14,351
     RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
      fixed rate of 8.55%                                                              7,016           7,278
     RTFC note payable in escalating quarterly principal installments beginning in December 2000 through September 2014 (initial quarterly installment
      amount is $1,487), interest payments due quarterly at a fixed rate of 8.4%     138,389         138,389
     RTFC note payable, paid in full in February 2000                                    --          177,778
     RTFC note payable in escalating quarterly principal installments beginning in July 2001 through January 2015 (initial quarterly installment amount
      is $1,102), interest payments due quarterly at a fixed rate of 8.5%            108,689             --
     RTFC secured line of credit, maturing March 2005, interest payments
      are due quarterly at the base rate plus 50 basis points                         10,000             --
     Mortgage note payable in 72 monthly installments of $18 with a balloon
      payment of $2,238 in April 2006, interest at fixed rate of 8%                    2,375             --
     Other                                                                               392             939
                                                                                   ---------       ---------
                                                                                     670,162         535,611
     Less current portion                                                             15,021           9,467
                                                                                   ---------       ---------
                                                                                   $ 655,141       $ 526,144
                                                                                   =========       =========

At September 30, 2000, the Company had available, under the terms of the credit agreements, undrawn credit facilities totaling $38.8 million with the RTFC.

                   MADISON RIVER CAPITAL, LLC AND SUBSIDIARIES
         Notes To Condensed Consolidated Financial Statements, Continued
            (Dollars in thousands, except share and operating data)
                                   (Unaudited)

6.   REDEEMABLE MINORITY INTEREST

Redeemable minority interest as of September 30, 2000 consists of the Series A non-voting common stock and Series B non-voting common stock of Coastal issued to the former shareholders of Coastal Utilities, Inc. as part of the Coastal Utilities acquisition.

7.   PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma condensed consolidated results of operations of the Company for the nine months ended September 30, 2000 and 1999 give effect on a pro forma basis to the following transactions:

o the acquisition and related financing of Gulf Coast Services in September
1999;
o the acquisition and related financing of Coastal Utilities in March 2000; and
o the issuance of the Private Placement Notes and the related increase in interest and amortization expense.

The 2000 unaudited pro forma condensed consolidated results of operations give effect to the issuance of the Private Placement Notes and the acquisition and related financing of Coastal Utilities in March 2000 as if these transactions had been consummated on January 1, 2000. The 1999 unaudited pro forma results of operations give effect to the issuance of the Private Placement Notes, the acquisition of Gulf Coast Services in September 1999 and the acquisition of Coastal Utilities in March 2000, and related financings for each acquisition, as if all of these transactions had been consummated on January 1, 1999. The pro forma adjustments are based on the historical financial statements of the Company and the acquired businesses recorded using the purchase method of accounting, which allocates the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, has been recorded as goodwill. The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable.

The 2000 and 1999 pro forma information is not intended to be indicative of the actual results that would have been achieved had the acquisitions in fact been consummated on January 1, 2000 or on January 1, 1999, respectively, nor does it purport to be indicative of future consolidated operating results.

                                                                  Pro Forma Condensed Consolidated
                                                                        Results of Operations
                                                                 ----------------------------------
                                                                 September 30,         September 30,
                                                                     2000                  1999
                                                                -------------         -------------
     Revenues                                                    $   127,887           $   124,994
     Operating expenses:
          Cost of goods sold and direct costs and selling,
            general and administrative expenses                       88,944                93,476
          Depreciation and amortization                               36,546                33,366
                                                                  ----------            ----------
     Operating income (loss)                                      $    2,397            $   (1,848)
                                                                  ==========            ==========

     Interest expense                                             $   48,783            $   47,743
                                                                  ==========            ==========
     Other income, net                                            $    5,589            $   15,181
                                                                  ==========            ==========
     Net loss                                                     $  (43,563)           $  (34,828)
                                                                  ==========            ==========

                   MADISON RIVER CAPITAL, LLC AND SUBSIDIARIES
         Notes To Condensed Consolidated Financial Statements, Continued
            (Dollars in thousands, except share and operating data)
                                   (Unaudited)

8.   SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Though both segments provide telecommunication services, each segment is managed by distinct management teams, and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following summarizes the revenues and net operating income for each segment for the three and nine months ended September 30, 2000 and 1999:


                                                Three Month Period Ended          Nine Month Period Ended
                                                ------------------------          -----------------------
                                             September 30,     September 30,   September 30,    September 30,
                                                 2000              1999            2000             1999
                                              -----------      -----------      -----------      -----------

         Total revenues
            LTD                              $ 44,581          $ 15,846        $ 117,474         $ 48,981
            ICD                                 1,272               178            2,216              262
                                             --------          --------        ---------         --------
                                               45,853            16,024          119,690           49,243
         Less intersegment revenues              (317)              (98)            (899)            (113)
                                             --------          --------        ---------         --------
            Total reported revenues          $ 45,536          $ 15,926        $ 118,791         $ 49,130
                                             ========          ========        =========         ========

         Net operating income
            LTD                              $  6,339          $  1,224        $  17,158         $  6,470
            ICD                                (7,241)           (2,093)         (15,757)          (3,368)
                                             --------          --------        ---------         --------
            Total reported operating
              income (loss)                  $   (902)         $   (869)       $   1,401         $  3,102
                                             ========          ========        =========         ========

As of September 30, 2000, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

            Total assets
               LTD                                         $ 811,542
               ICD                                           144,583
                                                             -------
               Total assets                                $ 956,125
                                                             =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. During our existence, we have completed multiple acquisitions of telecommunications companies and assets. As a result, we believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including:

o the uncertainties and potential delays associated with our planned expansion into competitive local service;
o the passage of legislation or court decisions adversely affecting the telecommunications industry;
o     our ability to repay our outstanding indebtedness;
o our ability to raise additional capital on acceptable terms and on a timely basis;
o     competition in the telecommunications industry; and
o     the advent of new technology.

Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events.

Included in our discussion and analysis of the operating results of the Company are comparisons of EBITDA. EBITDA consists of operating income (loss) before depreciation and amortization and is presented because we believe it is frequently used by investors and other interested parties in the evaluation of a company's ability to meet its future debt service, capital expenditure and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net earnings as an indicator of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Overview

We are an established and rapidly growing provider of integrated communications services and solutions that focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings to business and residential customers include voice, high-speed data, fiber transport and Internet access. At September 30, 2000, we had approximately 202,800 voice and data lines in service.

The Company is organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets and transport business as a competitive local exchange carrier ("CLEC"). The ICD will build its base of customers around the Company's 2,847 sheath miles of fiber optic network and its current established operations. We are currently certified in nine states as a competitive local exchange carrier ("CLEC") and in eleven states as a long distance provider (see table below).

                                                    States Certified as a
         States Certified                               Long Distance
             as a CLEC                                    Provider
         -----------------                           -----------------
          North Carolina                               North Carolina
          South Carolina                               South Carolina
              Florida                                      Georgia
              Alabama                                      Florida
            Mississippi                                    Alabama
             Louisiana                                   Mississippi
               Texas                                      Louisiana
             Tennessee                                      Texas
             Illinois                                     Tennessee
                                                          Illinois
                                                          Kentucky

The majority of our 2,847 sheath mile fiber optic network comprises a long-haul network in the southeast United States that connects Dallas and Atlanta, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Houston and New Orleans. During the third quarter, we entered into peering agreements with MCI/Worldcom in both Atlanta and Dallas. In the second quarter, we opened our new, state-of-the-art network support center in Plano, Texas. The center continuously monitors our advanced fiber optic platform, ATM backbone transport platform, Internet and enterprise data network elements and product and service delivery components all the way to the customer site.

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

Our current business plan is focused on continuing to develop our existing markets and expanding, initially, from those established markets into 14 markets, including:

o Mid-Atlantic: the Research Triangle (Raleigh, Durham and Chapel Hill, North Carolina) and the Triad (Greensboro and Winston-Salem, North Carolina).
o    Midwest: Peoria, Bloomington-Normal, Decatur and Springfield, Illinois.
o Gulf Coast: Mobile and Montgomery, Alabama; Biloxi, Mississippi; Pensacola, Florida; New Orleans, Louisiana; Atlanta, Georgia; and Houston and Dallas, Texas.

Our parent company, Madison River Telephone Company, LLC, was founded in April 1996 by a management team led by J. Stephen Vanderwoude, former President and Chief Operating Officer of Centel Corporation. In January 1998, Madison River Telephone Company acquired all of the outstanding common stock of Mebcom Communications, Inc., our predecessor, a North Carolina telecommunications provider for approximately $23.0 million. Prior to the date of the Mebcom acquisition, Madison River Telephone Company was a development stage company with no revenue and principal activities consisting of procuring governmental authorizations, raising capital, hiring management and other key personnel and pursuing acquisition opportunities. Madison River Capital, LLC was formed as a wholly-owned subsidiary of Madison River Telephone Company in September 1999 to serve as a holding company for our operations.

In November 1998, we acquired certain assets and liabilities from Central Telephone Company of Illinois, a local exchange company, for approximately $232.0 million which we refer to as the "Gallatin River" acquisition. We acquired Gulf Coast Services, a telecommunications provider located in the southeastern United States, in September 1999 for approximately $312.6 million. In March 2000, our subsidiary, Coastal Communications, Inc., acquired all of the outstanding capital stock of Coastal Utilities, Inc. (hereafter referred to as the "Coastal Communications acquisition") for approximately $130.0 million in cash and issued Series A non-voting common stock in the face amount of $10.0 million and Series B non-voting common stock in the face amount of $5.0 million of Coastal Communications with put and call features exercisable by the holders and us. See "Liquidity and Capital Resources" below for further discussion.

As a result of our limited operating history as a combined company, there is limited operating and financial data about us upon which to base an evaluation of our performance.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. For the nine months ended September 30, 2000, 98.1% of our operating revenues came from our LTD division. We intend to generate revenue from voice services (local and long distance), dedicated fiber transport, Internet access/enhanced data and other services. We currently expect that a substantial portion of our revenues will be generated from the sale of these communications services to customers in our existing markets in the near term. Then, as we develop our CLEC business, we expect significant growth and a growing percentage of our revenues to come from sales of communication services to medium and large businesses and residential multi-dwelling units in our expansion markets as well as the sale of fiber transport services. We will continue to offer bundled services and intend to continue to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts. We expect the fiber transport business will be price driven, and, as a result, we will competitively price these services to gain market share.

Expenses

Historically, our operating expenses have remained relatively consistent from period to period as the ILECs, which are the foundation of our business, experienced fairly consistent results and are anticipated to continue doing so. However, as we make investments to develop our new markets, our operating expenses have become less consistent. We are making significant expenditures in our expansion markets to build our fiber network and develop a marketing and sales infrastructure. We currently expect that our expenses will increase at a faster pace than revenues as we develop our business in our expansion markets.

We expect that our primary operating expenses will consist of cost of goods sold and direct costs and selling, general and administrative expenses in addition to depreciation and amortization.

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

We have already entered into interconnection agreements with Bell South, GTE, Ameritech and Southwestern Bell. Other interconnection agreements may be required, and certifications by state regulators would be required in states where we are not certified as a competitive provider.

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

Results of Operations

In September 1999, we acquired Gulf Coast Services, and, in March 2000, we completed the Coastal Communications acquisition. As a result of these acquisitions, we believe that our historical financial statements for the nine month period and three month period ended September 30, 2000 are not directly comparable with our historical financial statements for the same periods of 1999, respectively. The operating results for the nine months ended September 30, 2000 include nine months of operations for Gulf Coast Services and approximately six months of operations for Coastal Communications whereas the nine months ended September 30, 1999 do not include any operations for either acquisition. The operating results for the three months ended September 30, 2000 include three months of operations for Gulf Coast Services and three months of operations for Coastal Communications whereas the three months ended September 30, 1999 do not include any operations for either acquisition.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

Total revenues increased $69.7 million to $118.8 million for the nine months ended September 30, 2000 from $49.1 million for the same period of 1999. The increase is attributable principally to a full nine months of operations of Gulf Coast Services and approximately six months of operations of Coastal Communications being included in 2000. Revenues of Gulf Coast Services accounted for $43.1 million, or 61.9%, of the net increase. Revenues of Coastal Communications accounted for $19.6 million, or 28.1%, of the net increase. The remaining increase was primarily due to stronger revenues from private label long distance and Internet and enhanced data services. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 85.3% and 88.6% for the nine months ended September 30, 2000 and 1999, respectively.

Total operating expenses increased $71.4 million from $46.0 million, or 93.7% of total revenues in the first nine months of 1999, to $117.4 million, or 98.8% of total revenues in the first nine months of 2000. The increase is attributable to the inclusion of nine months of operations of Gulf Coast Services, approximately six months of operations for Coastal Communications and the expansion of the CLEC and transport business. The increases were partially offset by lower expenses in existing operations from improved efficiencies. The inclusion of Gulf Coast Services' operating expenses accounted for $42.0 million, or 58.8%, the inclusion of Coastal Communications operating expenses accounted for $15.8 million, or 22.1%, and the expansion of the CLEC and fiber transport business accounted for $13.9 million, or 19.5%, of the net increase in operating expenses, respectively. Cost of goods sold and direct costs, as a percentage of total revenues, increased from 27.0% in the first nine months of 1999 to 36.3% in the first nine months of 2000, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 39.4% in the first nine months of 1999 to 33.9% in the first nine months of 2000. Depreciation and amortization expense, as a percentage of total revenues, increased from 27.4% in the first nine months of 1999 to 28.7% in the first nine months of 2000.

Net operating income decreased $1.7 million from $3.1 million, or 6.3% of total revenues in the first nine months of 1999, to $1.4 million, or 1.2% of total revenues in the first nine months of 2000. The decrease in net operating income margin was directly attributable to the increase in operating expenses from the expansion of the CLEC and transport business.

Interest expense increased $33.6 million from $11.5 million, or 23.3% of total revenues in the first nine months of 1999, to $45.0 million, or 37.9% of total revenues in the first nine months of 2000. The increase in interest expense is attributable to the issuance of the senior notes in February, as well as the financing for the Gulf Coast Services acquisition and the Coastal Communications acquisition.

Net loss increased $33.6 million from $7.0 million, or 14.3% of total revenues in the first nine months of 1999, to $40.6 million, or 34.2% of total revenues in the first nine months of 2000, as a result of the factors discussed above. EBITDA increased $18.9 million from $16.5 million, or 33.7% of total revenues in the first nine months of 1999, to $35.4 million, or 29.8% of total revenues in the first nine months of 2000. The increase in EBITDA is primarily attributable to the two acquisitions.

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Total revenues increased $29.6 million to $45.5 million for the three months ended September 30, 2000 from $15.9 million for the same period of 1999. The increase is attributable principally to a full three months of operations of Gulf Coast Services and Coastal Communications in 2000. The increase resulting from revenues of Gulf Coast Services accounted for $15.6 million, or 52.5%, of the net increase. The increase resulting from revenues of Coastal Communications accounted for $9.7 million, or 32.9%, of the net increase. The remaining increase was primarily due to stronger revenues from private label long distance and Internet and enhanced data services. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, was approximately 86.0% and 86.4% for the three months ended September 30, 2000 and 1999, respectively.

Total operating expenses increased $29.6 million from $16.8 million, or 105.5% of total revenues in the three month period ended September 30, 1999, to $46.4 million, or 102.0% of total revenues in the three month period ended September 30, 2000. The increase is attributable to the inclusion of three months of operations of Gulf Coast Services and Coastal Communications in the third quarter of 2000 and the expansion of the CLEC and fiber transport business. The inclusion of Gulf Coast Services' operating expenses accounted for $15.1 million, or 51.1%, the inclusion of Coastal Communications' operating expenses accounted for $8.7 million, or 29.3%, and the expansion of the CLEC and fiber transport business accounted for $5.9 million, or 20.1%, of the net increase in operating expenses, respectively. Cost of goods sold and direct costs, as a percentage of total revenues, increased from 33.9% in the three month period ended September 30, 1999 to 40.5% in the three month period ended September 30, 2000, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 44.9% in the three month period ended September 30, 1999 to 32.5% in the three month period ended September 30, 2000. Depreciation and amortization expense, as a percentage of total revenues, increased from 26.7% in the three month period ended September 30, 1999 to 29.0% in the three month period ended September 30, 2000.

Net operating loss was unchanged at $0.9 million for each three month period. Improved operating results and the inclusion of the operations of Gulf Coast Services and Coastal Communications were offset by losses from the expansion of the CLEC and fiber transport business. As a percentage of total revenues, net operating loss was 2.0% in the three month period ended September 30, 2000 and 5.5% in the three month period ended September 30, 1999.

Interest expense increased $12.5 million from $3.9 million, or 24.4% of total revenues in the three month period ended September 30, 1999, to $16.4 million, or 36.1% of total revenues in the three month period ended September 30, 2000. The increase in interest expense is attributable to the issuance of the senior notes in February, as well as the financing for the Gulf Coast Services acquisition and the Coastal Communications acquisition.

Net loss increased $12.5 million from $3.6 million, or 22.4% of total revenues in the three month period ended September 30, 1999, to $16.1 million, or 35.3% of total revenues in the three month period ended September 30, 2000, as a result of the factors discussed above. EBITDA increased $8.9 million from $3.4 million, or 21.2% of total revenues in the three month period ended September 30, 1999, to $12.3 million, or 27.0% of total revenues in the three month period ended September 30, 2000. The increase in EBITDA is primarily attributable to the two acquisitions.

Liquidity and Capital Resources

We are a holding company with no business operations of our own. Our only significant assets are the capital stock/member interests of our subsidiaries. Accordingly, our only sources of cash to pay our obligations are cash on hand and distributions from our subsidiaries from their net earnings and cash flow. Even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock/member interests, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay such dividend or distribution under the terms of their credit facilities.

Since our inception, we have funded our operations and growth through cash flow from operations, borrowings and equity contributions from our members. Our balance sheet reflected positive working capital of $17.3 million at September 30, 2000 and $63.2 million at December 31, 1999.

Operating Activities. For the nine months ended September 30, 2000 and 1999, we generated cash from operating activities of $1.2 million and $6.8 million, respectively. The change was primarily attributable to the increase in the net loss, which was offset by the net change in accrued expenses in the first nine months of 2000 when compared to the same period of 1999.

Investing Activities. For the nine months ended September 30, 2000, we used cash in investing activities of $172.5 million and for the nine months ended September 30, 1999, we used cash in investing activities of $351.5 million. Investing activities in the first nine months of 2000 were primarily attributable to the acquisition of Coastal Communications, net of cash acquired, for $117.0 million. In addition, purchases of telephone plant and equipment in the first nine months of 2000 were $58.2 million. Investing activities in the first nine months of 1999 were primarily attributable to the acquisition of Gulf Coast Services, net of cash acquired, for $310.5 million, purchase of stock in RTFC of $31.6 million related to the financing of the Gulf Coast Services acquisition and purchases of telephone plant and equipment of $14.5 million.

Financing Activities. For the nine months ended September 30, 2000, net cash provided by financing activities was $140.8 million and for the nine months ended September 30, 1999, net cash provided by financing activities was $443.3 million. Net cash provided by financing activities in the first nine months of 2000 consisted of $318.3 million in loan proceeds, including $197.3 million, net of discount, from the offering of the outstanding notes, $118.7 million from RTFC to finance the Coastal Communications acquisition, and $2.4 million from a mortgage loan on the building acquired in the Coastal Communications acquisition. These amounts were offset by the repayment of long-term debt of $183.9 million, which included the repayment of the $177.8 million term loan from RTFC. For the nine months ended September 30, 1999, net cash provided by financing activities included loan proceeds of $316.2 million from the RTFC used in the Gulf Coast Services acquisition and capital contributions from member of $127.1 million.

Long-Term Debt and Revolving Credit Facilities

We or our subsidiaries currently have outstanding term and revolving credit facilities with RTFC, which were entered into in connection with the acquisitions of Mebcom, Gallatin River, Gulf Coast Services and Coastal Communications.

In connection with the Mebcom acquisition, on January 16, 1998, Mebtel, Inc., our wholly owned subsidiary, entered into a secured credit facility with the RTFC consisting of a $23.3 million term loan and a $1.0 million revolving line of credit. The term facility matures in January 2013, and the line of credit matures in January 2003. A total of $22.6 million was funded from the term loan at the closing of the acquisition. The term facility bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted $15.0 million of the facility into a fixed rate of 6.8% per annum through September 2003. In April 2000, we converted the remaining variable portion of the facility in the amount of $7.2 million into a fixed rate of 8.55% per annum through April 2003. At September 30, 2000, $20.8 million was outstanding under this term facility.

In connection with the Gallatin River acquisition, on November 1, 1998, Gallatin River Communications, LLC and Madison River Communications, Inc. (renamed Madison River Management Company effective March 6, 2000), our wholly owned subsidiaries, entered into a secured credit facility with the RTFC consisting of a $123.2 million term facility and $10.0 million revolving line of credit by Gallatin River Communications and a $73.7 million term facility by Madison River Management Company. The term loans were fully funded at the closing of the acquisition. The term facilities mature in October 2013, and the line of credit matures in October 2003. The term facilities bear interest at the base rate of RTFC's stated variable rate plus 75 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $123.2 million term facility into a fixed rate of 7.0% per annum through November 2004, and we converted the $73.7 million term facility into a fixed rate of 8.8% per annum through April 2003. At September 30, 2000, $119.2 million and $72.9 million, respectively, were outstanding under these term facilities.

To finance the Gulf Coast Services acquisition, on September 29, 1999, we entered into a secured term facility with the RTFC for $177.8 million, and our subsidiary, Gulf Telephone Company, entered into secured term facilities for $138.4 million and $7.8 million and a revolving line of credit for $10.0 million with the RTFC. The $138.4 million and $177.8 million term facilities were fully funded at the closing of the acquisition, and the $7.8 million term facility is available to Gulf Telephone Company for working capital and capital expenditures. In February 2000, we repaid in full our $177.8 million term facility with proceeds from the senior notes offering. The remaining term facilities with Gulf Telephone Company mature in September 2014, and the line of credit matures in September 2004. Gulf Telephone Company's term facilities bear interest at the base rate of RTFC's stated variable rate plus 35 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $138.4 million term facility into a fixed rate of 8.4% per annum through October 2004. At September 30, 2000, $138.4 million was outstanding under this term facility. Our first principal installment of $1.5 million is due in December 2000.

On February 17, 2000, we privately placed $200.0 million of senior notes. The proceeds from the offering were approximately $189.7 million, net of bond discount of $2.7 million and issuance costs of $7.6 million. We used the proceeds of the offering to repay our $177.8 million secured term facility with RTFC related to the Gulf Coast acquisition, to finance a portion of the Coastal acquisition and for general corporate and working capital purposes. At September 30, 2000, the senior notes had a carrying value of $197.3 million.

To finance the Coastal Communications acquisition, on March 30, 2000, we entered into secured facilities for $118.7 million and a $10.0 million unsecured revolving line of credit with the RTFC. The secured facilities, which were completely drawn down, are composed of a $108.7 million, fifteen year term facility and a $10.0 million, interest only, five year facility. The term facility bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $108.7 million term facility into a fixed rate of 8.5% per annum through April 2005. The lines of credit bear interest at the RTFC base rate for a standard line of credit plus 50 basis points for the secured line of credit and 100 basis points for the unsecured line of credit. At September 30, 2000, $108.7 million and $10.0 million, respectively, were outstanding under the facilities. Our first principal installment of $1.1 million is due in July 2001.

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

At September 30, 2000, we had available, as defined in the credit agreements, $38.8 million of undrawn credit facilities with the RTFC.

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

We currently estimate that cash required to fund capital expenditures through the end of 2000 will be approximately $17 million. For the nine months ended September 30, 2000, cash used to fund capital expenditures was approximately $48 million. In 2001, we anticipate making capital expenditures of approximately $64 million. We currently project that existing equity commitments, available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be sufficient to finance our currently contemplated expansion initiatives in the Gulf Coast, Mid-Atlantic and Midwest markets through 2001. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

o    the extent to which we consummate any significant additional acquisitions;
o    the success of our expansion initiatives;
o    the demand for our services in our existing markets;
o our ability to acquire, develop and integrate the necessary OSS and other back office systems; and
o    regulatory, technological and competitive developments.

We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements that restrict the payment of dividends, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements governing the terms of our subsidiaries' indebtedness may restrict our subsidiaries' ability to pay dividends to us.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect that the adoption of SFAS No. 133, as amended, will have a material impact on our consolidated financial statements.

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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of September 30, 2000, we have fixed rate secured debt with the RTFC of $460.1 million at a blended rate of 8.08%. The fixed rates on the facilities expire from 2003 to 2005 at which time they will be adjusted. We have $10.0 million of variable rate secured debt with the RTFC. Changes in interest rates would have an immaterial impact on the variable portion of our facility. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

As part of the Coastal Communications acquisition, we acquired a marketable equity security investment with a fair value, as of September 30, 2000, of $11.3 million, for which we are subject to market risk.

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

All of the plaintiffs' claims were paid on the defendants' behalf from an escrow account established in connection with the sale of Gulf Coast Services by the sellers of the Gulf Coast Services stock. The Company did not incur any expenses or other costs related to the settlement of this case.

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

         Exhibit
         Number                              Description
        --------           -----------------------------------------------------
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

           3.2             Limited Liability Company Agreement of the Registrant
                           (incorporated by reference to Exhibit 3.2 to the May
                           Form S-4)

          10.1 Interconnection Agreement-Texas, dated July 27, 2000, between Southwestern Bell Telephone Company and
                           Madison River Communications LLC

          27.1 Madison River Capital, LLC Financial Data Schedule as of and for the nine months ended September 30, 2000 and September 30, 1999

     (b)      Reports on Form 8-K

              NONE



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MADISON RIVER CAPITAL, LLC

Date:  November 13, 2000                 /s/  PAUL H. SUNU
                                         ----------------------------------
                                         Name:  Paul H. Sunu
                                         Title: Managing Director, Chief
                                                Financial Officer and Secretary

                                  EXHIBIT INDEX

   Exhibit
   Number                              Description
  ---------       --------------------------------------------------------------

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

     3.2          Limited Liability Company Agreement of the Registrant
                  (incorporated by reference to Exhibit 3.2 to the May Form S-4)

    10.1          Interconnection Agreement-Texas, dated July 27, 2000, between
                  Southwestern Bell Telephone Company and Madison River
                  Communications LLC

    27.1          Madison River Capital, LLC Financial Data Schedule as of and
                  for the nine months ended September 30, 2000 and September 30,
                  1999
