Form 10-K405
period 2000-12-31
MADISON RIVER CAPITAL LLC
filed 2001-04-02
CIK 1111590

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000
                                -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________


                          --------------------------

                                   333-36804
                            Commission file number

                          Madison River Capital, LLC
            (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                   56-2156823
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                            103 South Fifth Street
                         Mebane, North Carolina 27302
         (Address of Principal Executive Offices, Including Zip Code)

                                (919) 563-1500
             (Registrant's Telephone Number, Including Area Code)

                          --------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No  _______
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

================================================================================

                                     INDEX

PART I     Item 1.  Business                                                                        1
           Item 2.  Properties                                                                     24
           Item 3.  Legal Proceedings                                                              25
           Item 4.  Submission of Matters to a Vote of Security Holders                            25

PART II    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters          25
           Item 6.  Selected Financial Data                                                        26
           Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                         28
           Item 7A. Quantitative and Qualitative Disclosures About Market Risk                     37
           Item 8.  Financial Statements and Supplementary Data                                    38
           Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                                         38

PART III   Item 10.  Directors and Executive Officers of the Registrant                            38
           Item 11.  Executive Compensation                                                        41
           Item 12.  Security Ownership of Certain Beneficial Owners and Management                42
           Item 13.  Certain Relationships and Related Transactions                                43

PART IV    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K              44


SIGNATURES                                                                                         45

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                        F-1

EXHIBIT INDEX                                                                                     I-1

References in this Form 10-K to "we," "us," "our" and "Madison River" mean Madison River Capital, LLC and its subsidiaries.

                                    PART I

Item 1.   Business

Overview of the Business

We are an established and rapidly growing provider of integrated communications services and solutions that focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offering to business and residential customers includes voice, high speed data, fiber transport and Internet access. We are organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in Mebane, North Carolina, Foley, Alabama, Hinesville, Georgia and Galesburg, Illinois. During 2000, the LTD provided approximately 96%, or $163.0 million, of our total revenues. The ICD is responsible for developing and expanding the Company's expansion markets as well as its fiber transport and Internet egress business as a competitive local exchange carrier ("CLEC"). The ICD is building its base of customers around its approximately 2,425 sheath-mile fiber optic network and our current established operations. In 2000, the ICD had revenues of $6.7 million.

Our parent company, Madison River Telephone Company, LLC, was founded in April 1996 by a management team led by J. Stephen Vanderwoude, former president and Chief Operating Officer of Centel Corporation. Since our inception, our principal activities have been to acquire, integrate, operate and improve the operation of local telephone companies in secondary markets. In January 1998, Madison River Telephone Company acquired all of the outstanding common stock of Mebcom Communications, Inc., a North Carolina telecommunications provider with approximately 9,000 access lines, for $23.0 million. Prior to the Mebcom acquisition, Madison River Telephone Company was a development stage company with no revenues and principal activities consisting of procuring governmental authorizations, raising capital, hiring management and other key personnel and pursuing acquisition opportunities. Madison River Capital, LLC was formed as a wholly-owned subsidiary of Madison River Telephone Company in September 1999 to serve as a holding company for our operations.

In November 1998, we acquired certain assets and liabilities from Central Telephone Company of Illinois, a local exchange company, for $232.0 million which we refer to as the ''Gallatin River'' acquisition. In the Gallatin River acquisition, we acquired approximately 82,000 access lines. We acquired Gulf Coast Services, a telecommunications provider in Foley, Alabama with more than 50,000 access lines and a certain network of fiber optic assets, in September 1999 for $312.6 million. In March 2000, our subsidiary, Coastal Communications, Inc., acquired all of the outstanding capital stock of Coastal Utilities, Inc., an ILEC in Hinesville, Georgia with approximately 41,000 access lines (hereafter referred to as the "Coastal Communications acquisition"), for approximately $130.0 million in cash and issued Series A non-voting common stock of Coastal Communications in the face amount of $10.0 million and Series B non-voting common stock of Coastal Communications in the face amount of $5.0 million with put and call features exercisable by the holders and us. Through these acquisitions, we have acquired businesses with positive cash flow, government and regulatory authorizations and certifications, operational support systems, management and key personnel and facilities. We have a reputation for delivering high quality services and being highly responsive to our customers in these markets, which we and our predecessors have established as providers of communications services and solutions in these markets for over fifty years.

As of December 31, 2000, the LTD had approximately 196,000 voice access lines and 2,900 DSL lines in service. The LTD customer base was comprised of approximately 137,000 residential access lines and 59,000 business access lines, 63,000 long distance accounts and 30,000 dial-up Internet access subscribers. The number of access lines served by the LTD has increased faster than industry averages. The LTD also owns and operates approximately 750 sheath-miles of fiber optic network.

Currently, in addition to our established markets, we have CLEC operations in North Carolina, Georgia, Alabama, Mississippi, Louisiana, Texas, Florida and Illinois. We are growing our customer base of medium and large businesses along the ICD's fiber optic network and around the operating units of our LTD. From our switches and our fiber transport networks, we are able to address over 2.3 million access lines for our targeted customer base in attractive markets such as Greensboro and Raleigh-Durham, North Carolina; Mobile and Montgomery, Alabama; and Peoria, Illinois. In order to further expand the services available to our existing customers and to attract new customers, we continue to aggressively develop high speed broadband service offerings utilizing advanced bandwidth enhancing technologies such as asynchronous transfer mode, or ATM, digital subscriber line, or DSL, and fiber optic networks.

As of December 31, 2000, the ICD served approximately 9,000 voice access lines and approximately 1,700 DSL lines. The ICD owns and operates approximately 2,425 sheath-miles of fiber optic network, the majority of which comprises a long-haul network of approximately 2,175 sheath-miles in the Southeast running from Atlanta, Georgia to Dallas, Texas.

On a pro forma basis, giving effect to the acquisition of Coastal Communications as if it was consummated on January 1, 2000, we would have generated $178.8 million in revenues and adjusted EBITDA of $58.4 million.

Our network platform includes ten Nortel DMS digital switches, one Siemens digital switch and twelve Nortel ATM switches. We currently have interconnection agreements with BellSouth, Southwestern Bell, GTE and Ameritech. We have been certified as a CLEC in ten states. In addition, we have been certified as an ILEC in four states and are qualified to provide long distance services in eleven states. Our fiber optic network serves as the backbone to allow us to offer competitive data and voice transport and Internet egress services to our existing and future customers, and we believe will also provide revenue opportunities from providing transport services to other carriers.

Our equity holders are affiliates of Madison Dearborn Partners, Goldman, Sachs & Co. and Providence Equity Partners and certain members of our management.

Our Markets

Our established and target markets are predominantly secondary markets. We believe customers in certain secondary markets have significant demand for a comprehensive service offering, which is not yet fully provided. The above average industry growth in our markets demonstrates the need and potential for a provider of a full range of communications solutions. We believe the markets we have targeted for expansion will experience rapid growth, similar to our established markets, in their demand for telecommunications services. We believe that our thorough knowledge of the markets in our regions, established operations and reputation for a high standard of service give us a competitive advantage over potential entrants in the markets we serve. We expect continued growth in our established markets where the lower population density favors the incumbent local provider because of the high cost of build-out relative to major urban markets. In the markets we are targeting for expansion, we believe we will be able to build upon our operations infrastructure, full suite of services, brand name recognition and reputation for quality customer service to successfully enter these markets.

Management

Our management team has extensive experience in telecommunications, network engineering and operations, customer care, sales and marketing, project development and finance. J. Stephen Vanderwoude, our Chairman and Chief Executive Officer, has extensive experience in the telecommunications industry, including serving as President and Chief Operating Officer and a Director of Centel Corporation and President and Chief Operating Officer of the Local Telecommunications division of Sprint Corporation. Many of the other members of the management team have extensive telecommunications industry experience, including positions at Sprint Corporation and Centel Corporation and experience at Citizen's Communications. We believe our management team, which averages more than 30 years of experience in the telecommunications industry, has been successful in acquiring and successfully integrating strategic assets into our existing operations. We believe the skill and experience of our management team will continue to provide significant benefits to us as we continue to enhance and expand our service offerings.

Products and services

We currently provide integrated communications services to business and residential customers and transport services to end users and other data and voice carriers.

Integrated communications services. We seek to capitalize on our local presence
- ----------------------------------
and network infrastructure by offering a full suite of integrated communications services in voice, high-speed data, fiber transport, Internet access and long distance services, as well as value-added features such as call waiting, caller identification, DSL, voicemail and conference bridge services, all on one bill.

Outside of the markets in which we are an incumbent local provider, we intend to provide a full suite of integrated data-centric and voice-centric communications services in our target markets. In many cases, these markets are within a reasonable proximity of our existing markets or our network infrastructure. We provide services in such markets as Raleigh-Durham, Cary, Chapel Hill, Greensboro and Winston-Salem, North Carolina; Peoria, Illinois; and New Orleans, Louisiana.

Set forth below are brief descriptions of our communications services:

     Voice. As of December 31, 2000, we provided local exchange service as an incumbent local telephone company in areas serving approximately 196,000 access lines. We offer all of our local telephone subscribers value-added features such as call waiting, call forwarding, conference calling, speed dialing, caller identification and call blocking. As of December 31, 2000, approximately 40% of our access lines subscribed to one or more of our value added features. We offer local exchange services in all of the markets in which we currently provide telecommunications services. We also offer a full range of retail long distance services, including traditional switched and dedicated long distance, toll free calling, international, calling card and operator services. On a pro forma basis, our voice services accounted for approximately 82.6% of our total revenues for the year ended December 31, 2000.

     In connection with our offering of local services in our expansion markets, we have entered into Interconnection Agreements with Ameritech for Illinois, GTE (now known as Verizon) for Illinois and North Carolina, BellSouth for all nine BellSouth States and Southwestern Bell for Texas, to (1) resell the interconnector's local exchange services and (2) interconnect our network with the interconnector's network for the purpose of immediately gaining access to the unbundled network elements necessary to provide local exchange services and DSL. The Interconnection Agreements contain provisions which grant us the right to obtain the benefit of any arrangements entered into during the term of the Interconnection Agreements between the interconnectors and any other carrier that materially differs from the rates, terms or conditions of our Interconnection Agreements. Under the Interconnection Agreements, we may resell one or more unbundled network elements of the interconnectors at agreed upon prices. The BellSouth and Ameritech Interconnection Agreements call for reciprocal compensation associated with the transport and termination of interconnected local traffic, excluding Internet service provider traffic. The GTE and Southwestern Bell agreements use the "bill and keep" method of compensation for the transport and termination of interconnected local traffic.

     Data and Internet related services. We provide high quality data and Internet related services to our customers primarily using ATM switches distributed strategically throughout our network, enabling customers to use a single network connection to communicate with multiple sites throughout our fiber optic network and egress to the Internet. We will continue to seek, through strategic business relationships with other providers, to interconnect our fiber optic network with the fiber optic networks of other companies. We anticipate increasing demand for data and Internet related services in the future and expect that in the future a larger percentage of our revenues will be derived from the sale of Internet egress and dedicated and multipoint data services. We also provide high speed and high quality DSL services in all of our markets.

     Other Services. We sell and install customer premise equipment such as telephones and office private branch exchange systems for customers in our markets. We also print, publish and sell advertising in local telephone directories in markets where we are also the ILEC.


Sales and marketing

Our marketing approach emphasizes customer oriented sales, marketing and service. The sales and marketing group currently is comprised of 46 quota-carrying, direct sales personnel. We divide our sales group between General Business and Major Accounts. General Business with 32 quota-carrying sales personnel targets customers with eight to 100 access lines. Major Accounts with 14 quota-carrying sales personnel targets customers with more than 100 access lines and requirements for high capacity internet transport and access.

We or our predecessors have been serving our established markets for at least five decades. We have opened offices in our new markets as we expand our operations. We currently have sales offices in Raleigh, North Carolina, which serves the Research Triangle and surrounding areas; Greensboro, North Carolina, which serves the Triad; Peoria, Illinois; Bloomington, Illinois; Atlanta, Georgia; Houston and Dallas, Texas; and New Orleans, Louisiana. Our direct sales force targets medium and large businesses. Our sales personnel make direct calls to prospective and existing business customers, conduct analyses of business customers' usage histories and service needs, and demonstrate how our service package will improve a customer's communications capabilities and costs. Our sales personnel work closely with our network engineers and information systems consultants to design new service products and applications, such as xDSL and wholesale transport services. Our local offices are primarily responsible for coordinating service and customer premise equipment installation activities. Our technicians survey customer premises to assess building entry, power and space requirements and coordinate delivery, installation and testing of equipment.

Our sales force is trained to emphasize our customer focused sales and customer service efforts, including our 24 hours a day, 365 days a year customer service center, which a customer may call with any question or problem regarding our services. Our employees answer customer service calls directly rather than requiring customers to use an automated queried message system. We believe that our customers value our ''single point of contact'' for meeting the customers' telecommunications needs, as well as our ability to provide a fully integrated portfolio of services. Our voice products include local, long distance, 800, international, voice mail, and calling cards. Our data products include high speed Internet services, as well as a wide area network product. Our ATM-based services are fully monitored for service performance by systems in our network operating centers, enabling us to provide preventative as well as corrective maintenance 24 hours a day, 365 days a year.

We seek to maintain and enhance the strong brand identity and reputation that each of our local telephone companies enjoys in the communities that it serves, as we believe this is a significant competitive advantage. For example, in each of our major areas of operation, we market Internet access and presence through our local brand names, mebtel.net, mebtel.com, gallatinriver.com, coastal-online.com and gulfnet.com. As we market new services, or reach out from our established markets, we will seek to use our brand identities to attain increased recognition with potential customers. In our expansion markets, we are building and enhancing the brand identity of Madison River Communications.

Network

We offer full facilities-based services in each of our markets. We own and operate a fully integrated telecommunications network comprised primarily of twelve ATM core switches, capable of handling both voice and data, and eleven TDM digital central office switches in our three regions of operation. Our network also includes approximately 3,175 sheath-miles of fiber optic network predominately based in the southeastern United States. We currently own all of our network facilities and believe that our ownership creates strategic value for the company. We continue to expand our network and look to identify new markets for other network expansion opportunities and will consider potential network facility acquisitions from time to time.

We believe our proven Operational Support Systems (OSS) and Customer Care/Billing systems allow us to meet or exceed our customers' expectations. These OSSs include inter-company provisioning (Metasolve) and trading partner electronic data exchange systems (DSET), which offer a rapid exchange of mission critical data needed to provision and support the expansion of our competitive local services customer base. We currently bill customers in certain of our expansion operations using our Saville system and have begun to migrate our ILECs to Saville. Our OSSs are scalable to accommodate our planned growth and expansion.

Switching Strategy. Our switch deployment strategy in our competitive local operations incorporates both TDM switching devices as well as newer ATM "soft switch" platforms. Using Nortel Network's Passport and Succession technology, supported by high density wave division multiplexing, or HDWDM, fiber optic transport, we are building a next generation ATM network. TDM switching systems components are deployed as public switched telephone network interface vehicles through newly available integrated ATM friendly modules in Nortel's DMS 500 and ATM edge devices. We deliver both switched and non-switched data-centric and voice-centric services to our targeted business market segments in a robust, cost effective, single solution package. Because of the growth in customer demand for data-centric products, our ability to compete in the market place is substantially improved by our single integrated voice-centric and data-centric ATM delivery medium.

Presently, we have deployed two DMS500 Passport and Succession based host systems in North Carolina and Illinois and have acquired a third DMS500 in Louisiana and deployed Passport technology there. In each case, we have extended our switching footprint, employing ATM transport and "soft switch" remote technology in lieu of TDM and pulse code modulation, or PCM, switching and transport options. We believe our strategy of rapidly moving into nearby markets, using an extensive SONET transport network based on the latest ATM technology while leasing "last mile" DS1 (1.544 Mbs) local loop facilities from the incumbent local carrier, creates a highly competitive and robust telecommunications alternative to traditional local high speed data and voice services. In addition, deployment of remote ATM "soft switches" along our existing fiber optic routes, in lieu of TDM remotes or host switching systems, enables us to expand our network footprint in a cost effective and timely manner with limited exposure to premature obsolescence.

A basic foundation of our switch and private line deployment tactic is predicated on ATM's ability to handle single point and multi-point data-centric transport alternatives fully integrated with voice services. We believe this, together with our capacity to dynamically allocate bandwidth between voice and data demands beginning at the customer location and through our network, positions us on the leading edge of providing robust telecommunication customer products and solutions.

We anticipate an increase in our voice and data handling capacity on our existing local, inter-city and inter-state fiber network by deploying ATM transport alternatives across our southeast fiber routes that increase voice traffic through-put to at least four times that of obsolete PCM schemes.

We place our host switching systems and ATM remote switching devices strategically on our fiber route. Presently, we have acquired a DMS-500 in New Orleans, Louisiana. We have deployed ATM remote switching devices in New Orleans, Louisiana; Houston and Dallas, Texas; Atlanta, Georgia; Mobile and Montgomery, Alabama; and Pensacola, Florida. We intend to deploy additional ATM remote switching devices in other locations that become strategic or network enhancing along our existing routes. Our voice suite of services will be deployed in these markets using our existing DMS-500 platforms or by newly deployed soft switches.

Fiber Optic Facilities. The ICD's owned high capacity fiber network in the Gulf Coast region is capable of reaching over 20 major points of presences in six southeastern states (Alabama, Florida, Louisiana, Mississippi, Georgia and Texas). Presently, it extends approximately 2,175 sheath-miles linking Dallas, Texas to Atlanta, Georgia along a route touching a number of southern and southeastern cities such as Houston, Texas; Baton Rouge and New Orleans, Louisiana; Biloxi, Mississippi; Mobile and Montgomery, Alabama; and Pensacola, Tallahassee and Lake City, Florida. Included in this total are fiber optic rings located in New Orleans, Louisiana and Montgomery, Alabama.

In our fiber optic network in the Mid-Atlantic region, there are approximately 575,000 business access lines within the reach of our existing local service area. To reach these potential customers, we are developing an intercity fiber optic network stretching approximately 250 sheath-miles from Raleigh-Durham through the Research Triangle area to Winston-Salem, North Carolina. We acquired this fiber through long-term indefeasible rights of use arrangements, as well as optical windows with providers of wholesale fiber capacity.

Serving as the backbone of our Gulf Coast and Mid-Atlantic regions, this high capacity optical network allows us to offer a full range of data-centric and voice-centric integrated communications services to our existing and targeted customers, including other communications carriers. Our network offers electronic diversity as well as diverse access routing.

Our fiber network's advanced fiber and transmission electronics provide us with lower operating and maintenance costs compared with older fiber systems that are typical in commercial use today. In addition, we have entered into irrevocable rights of use and joint construction contracts, which have and will continue to reduce our net cost per fiber mile.

In addition, our four incumbent local exchange carriers own and operate approximately 750 sheath-miles of fiber in their local operating areas.

Our network service centers located in Mebane, North Carolina and Galesburg, Illinois monitor all of our networks. In addition, we also monitor the performance of all of our ATM served customer lines through the capabilities of the ATM-based universal edge devices that we install on customer's premises. These two centers provide support for each other as well.


Industry overview and competition

Over the past several years, the telecommunications industry has undergone significant structural change. Many of the largest service providers have achieved growth through acquisitions and mergers. These combinations have provided access to new markets, new products and economies of scale. Despite this consolidation, there are new entrants gaining market share from the large and established providers, in part, because the demand for all types of telecommunications services has been increasing, with especially rapid growth in high-speed data services, including the Internet. During 2000, capital in the form of public financing or public equity was not as available to new entrants and competitive providers as compared to the past several years. Capital constraints have caused a number of competitive providers to change their business plans. Consolidation of competitive providers has resulted in part due to these capital constraints.

The passage of the Telecommunications Act of 1996 ("Telecom Act"), which amends the Communications Act of 1934 (as amended, the "Communications Act"), substantially changed the regulatory structure applicable to the telecommunications industry, with a stated goal of stimulating competition for virtually all telecommunications services, including local telephone service, long distance service and enhanced services. Due to the resulting increased regulatory flexibility, companies are increasingly bundling these services and providing one-stop shopping for end-user customers.

The rural and small urban incumbent local telephone service industry is composed of a very large number of relatively small independent companies. According to the United States Telephone Association, there are over 1,300 independent telephone companies with less than 25,000 access lines in the U.S. A majority of these small telephone companies operate in sparsely populated rural areas where competition from competitive local telephone companies or wireless telecommunications companies (such as cellular or PCS providers) has been limited due to the generally unfavorable economics of constructing and operating such competitive systems.

Many small incumbent local telephone companies in rural and small urban markets are owned by families or small groups of individuals and were founded soon after the expiration of Alexander Graham Bell's patent in the 1890's. We believe that the owners of these small companies are increasingly interested in selling such companies as the growing technical, administrative and regulatory complexities of the local telephone business challenge the capabilities of the existing management. In addition, certain large telephone companies are selling many of their small rural telephone exchanges to focus their attention on their major metropolitan operations that generate the bulk of their consolidated revenue and which are increasingly threatened by competition. As a result, we believe that we have, and in the future will have, numerous opportunities to acquire rural and small urban telephone operations currently owned by the large telephone companies.

Since the passage of the Communications Act, federal and state regulations promoting the widespread availability of telephone service have allowed rural and small urban telephone companies to maintain advanced technology while keeping prices affordable for customers. This policy commitment was reaffirmed and expanded by the universal service provisions of the Telecom Act. In light of the high cost per access line of installing lines and switches and providing telephone service in sparsely populated areas, a system of cost recovery mechanisms has been established to, among other things, keep customer telephone charges at a reasonable level and yet allow owners of such telephone companies to earn a fair return on their investment. These cost recovery mechanisms, which are less available to larger telephone companies, have resulted in robust telecommunications networks in many rural and small urban areas, and such capabilities may deter entry by potential competitors in these small markets.

In markets where we implement our competitive local exchange strategy, we will be subject to competition from incumbent local telephone companies in those markets and other competitive local telephone companies, including cable television operators, other incumbent local telephone companies operating outside their traditional service areas, long distance carriers, wireless carriers and others. The ongoing consolidation and constraints on capital in the telecommunications industry could change the nature of our competitive environment.


Regulation

Overview

We are subject to regulation by federal, state and local government agencies. At the federal level, the Federal Communications Commission generally has jurisdiction over interstate and international telecom services. State telecommunications regulatory commissions generally exercise jurisdiction over intrastate telecom services. The FCC does not directly regulate enhanced services and has preempted certain inconsistent state regulation of enhanced services. Additionally, municipalities and other local government agencies regulate limited aspects of our business, such as use of government owned rights of way, construction permits and building codes. The following description covers some of the major regulations affecting us, but there are numerous other areas of regulation that may influence our business.

Federal regulation

We must comply with the Communications Act. Pursuant to this statute, the FCC regulates the rates and terms for interstate access services, which are an important source of revenues for our incumbent local telephone subsidiaries. The amendments to the Communications Act contained in the Telecom Act have changed and are expected to continue to change the telecommunications industry. Among its more significant provisions, the Telecom Act (1) removes legal barriers to entry into local telephone services, (2) requires incumbent local telephone companies to interconnect with competitors, (3) establishes procedures pursuant to which incumbent local telephone companies may provide other services, such as the provision of long distance services by Bell Operating Companies and their affiliates (including their respective holding companies), and (4) directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service.

Access Charges. The FCC regulates the prices that incumbent local telephone companies charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The FCC has structured these prices (known as "access charges") as a combination of flat monthly charges paid by the end-users and usage sensitive charges paid by long distance carriers.

The FCC regulates the levels of interstate access charges by imposing price caps on larger incumbent local telephone companies. These price caps can be adjusted based on various formulae and otherwise through regulatory proceedings. Smaller incumbents may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated incumbent local telephone companies base their access charges on price caps.
For 1999, our incumbent local telephone subsidiaries elected not to apply federal price caps. Instead, these subsidiaries employ rate-of-return regulation for their interstate access charges. They provide service pursuant to tariffs they file with the FCC for their interstate traffic sensitive access services, and participate in interstate common line tariffs filed by the National Exchange Carrier Association for a pool of small incumbent local telephone companies. NECA tariff rates are established based on the pooling carriers' expenses incurred and investment and a regulated rate of return. The authorized rate of return for such interstate access services is currently 11.25%. The FCC initiated a rulemaking proceeding in October 1998 considering whether to change this authorized rate of return. While the outcome and timing of this proceeding are uncertain, it could lead to a reduction in the authorized rate of return and consequently a decrease in our revenues from interstate access services.

In May 1997 the FCC initiated a multi-year transition designed to lead to lower usage-sensitive access charges for larger incumbent local telephone companies. As part of this transition, the FCC in August 1999 adopted an order and further notice of proposed rulemaking aimed at introducing additional pricing flexibility and other deregulation for these larger companies' interstate access charges, particularly special access and dedicated transport. In May 2000, the FCC lowered switched access rates, increased caps applicable to end-user rates and established additional universal service funding support for these larger companies. Previously, in May 1998, the FCC proposed to initiate a similar transition for smaller incumbent local telephone companies, including our incumbent local telephone subsidiaries, but this proceeding remains pending and the FCC has yet to take any substantive action.

Several major industry groups that represent small incumbent local telephone companies jointly filed a petition (known as the "MAG petition") asking the FCC to implement comprehensive changes to its rules concerning access charges, incentive regulation, universal service and revisions to the authorized rate-of-return for interstate access services. The MAG petition proposes that the FCC increase access charges paid by the end user (subscriber line charges), reduce per-minute switched access charges, increase universal service funding, and end the rulemaking proceeding concerning changes to the authorized rate of return for non-price cap interstate access services. The petition also proposes that the FCC implement incentive regulation mechanisms for incumbent local telephone companies whose access charges are not based on price caps. These mechanisms would allow such companies the option of selecting incentive regulation based on frozen per-line interstate settlements, adjusted for inflation, and including a low-end earnings protection formula. It is not known whether the FCC will adopt the MAG petition as proposed, reject it entirely, or adopt selected portions of the proposal. Therefore, it is not known what impact this proceeding will have on Madison River Telephone Company's incumbent local telephone operations.

Several long distance carriers have challenged the requirement to pay tariffed access rates to Madison River Communications, LLC and are paying only a portion of billed access charges. This would include access services provided under state and federal tariffs, as well as the state price lists filed in North Carolina. Madison River Communications, LLC has been proactive in working with these carriers to resolve those disputes.

The FCC is currently considering whether long distance carriers are required to pay tariffed access rates for interstate access services provided by competitive local telephone companies, and whether long distance carriers could effectively cancel access services provided by competitive local telephone companies. The FCC has not yet released a decision on this matter, but this proceeding could resolve the question of how access rates are set for competitive local telephone companies and whether long distance carriers can unilaterally elect to not send traffic to, or receive traffic from, competitive local telephone companies. It is not known at this time what impact this decision could have on Madison River Communications, LLC's operations.

Removal of Entry Barriers. Prior to the enactment of the Telecom Act, many states limited the services that could be offered by a company competing with an incumbent local telephone company. The Telecom Act generally prohibits state and local governments from enforcing any law, rule or legal requirement that has the effect of prohibiting any entity from providing any interstate or intrastate telecom service. However, states can modify conditions of entry into areas served by rural telephone companies where the state telecommunications regulatory commission has determined that certain universal service protections must be satisfied. The federal law should allow us to provide a full range of local and long distance services in most areas of any state. Following the passage of the Telecom Act, the level of competition in the markets we serve has increased and is expected to continue to increase.

Interconnection with Local Telephone Companies and Access to Other Facilities. The Telecom Act imposes a number of access and interconnection requirements on all local telephone companies, including competitive local telephone companies, with additional requirements imposed on incumbent local telephone companies. These requirements are intended to ensure access to certain networks under reasonable rates, terms and conditions. Specifically, local telephone companies must provide the following:

          . Resale. Local telephone companies generally may not prohibit or place unreasonable restrictions on the resale of their services.

          . Telephone Number Portability. Local telephone companies must provide for telephone number portability, allowing a customer to keep the same telephone number even though it switches service providers.

          . Dialing Parity. Local telephone companies must provide dialing parity, which allows customers to route their calls to a telecommunications provider without having to dial special access codes.

          . Access to Rights-of-Way. Local telephone companies must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

          . Reciprocal Compensation. Each local telephone company on whose network a call originates must reasonably compensate each local telephone company on whose network the call terminates.

All of our local telephone subsidiaries have implemented full equal access (dialing parity) capabilities. The FCC's rules require our local telephone subsidiaries to use reasonable efforts to implement local number portability after receiving a request from another carrier to do so. These subsidiaries have not yet received such a request.

In addition, all incumbent local telephone companies must provide the following, subject to possible exemptions for rural telephone companies based on economic or technical burdens:

          . Resale. An incumbent local telephone company must offer its retail local telephone services to resellers at a wholesale rate that is less than the retail rate charged to end-users.

          . Unbundling of Network Elements. Incumbent local telephone companies must offer access to various unbundled elements of their networks at cost-based rates.

          . Collocation. Incumbent local telephone companies must provide physical collocation, which allows competitive local telephone companies to install and maintain their own network termination equipment in incumbent local telephone companies' central offices, or functionally equivalent forms of interconnection under some conditions.

All of our incumbent local telephone subsidiaries qualify as rural telephone companies under the Telecom Act. Therefore, they have an exemption from the incumbent local telephone company interconnection requirements until they receive a bona fide request for interconnection and the applicable state telecommunications regulatory commission lifts the exemption. Despite its rural status, Gallatin River agreed with the Illinois Commerce Commission that Gallatin River would not contest requests by competitive local telephone companies for such interconnection arrangements. State commissions have jurisdiction to review certain aspects of interconnection and resale agreements.

The FCC has adopted rules regulating the pricing of the provision of unbundled network elements by incumbent local telephone companies. Although the United States Supreme Court has upheld the FCC's authority to adopt such pricing rules, the specific pricing guidelines created by the FCC remain subject to review by the federal courts. In addition to proceedings regarding the FCC's pricing rules, the FCC's other interconnection requirements remain subject to further court and FCC proceedings.

The Telecom Act requires utilities to provide access to their poles, ducts, conduits and rights-of-way to telecom carriers on a nondiscriminatory basis.
In October 2000, the FCC adopted rules prohibiting certain anticompetitive contracts between carriers and owners of multi-tenant buildings, requiring incumbent local telephone companies to disclose existing demarcation points in such buildings and to afford competitors with access to rights of way, and prohibiting restrictions on the use of antennae by users which have a direct or indirect ownership or leasehold interest in such properties.

Bell Operating Company Entry into Long Distance Services. Our principal competitor for local services in each area where we operate as a competitive local telephone company is an incumbent local telephone company. In many of these areas, the incumbent local telephone company is a Bell Operating Company. Although Bell Operating Companies and their affiliates were, prior to the passage of the Telecom Act, prohibited from providing long distance services, the Telecom Act allows a Bell Operating Company to provide long distance service in its own local service region upon a determination by the FCC that it had satisfied a 14-point checklist of competitive requirements. In December 1999, the FCC granted Bell Atlantic authority to provide long distance services in New York. In June 2000, the FCC granted SBC authority to provide long distance services in Texas, and in January 2001 the FCC granted SBC authority to provide long distance services in Oklahoma and Kansas. A number of similar applications are currently pending. In addition, federal legislation has been introduced to allow the Bell Operating Companies to provide long distance Internet and high-speed data services.

Relaxation of Regulation. Through a series of proceedings, the FCC has decreased the regulatory requirements applicable to carriers which do not dominate their markets. All providers of domestic interstate services other than incumbent local telephone companies are classified as non-dominant carriers. Our subsidiaries which are operating as non-dominant carriers are subject to relatively limited regulation by the FCC. Among other things, these subsidiaries must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory.

The FCC is in the process of phasing out the ability of long distance carriers to provide domestic interstate services pursuant to tariffs. This transition is scheduled to end on July 1, 2001, when carriers are required to have completed the process of detariffing their mass-market consumer services offerings. These carriers will no longer be able to rely on tariffs as a means of specifying the prices, terms and conditions under which they offer interstate services. The FCC has adopted rules that require long distance carriers to make specific public disclosures on the carriers' Internet web sites. Non-dominant local telephone companies are permitted to withdraw their interstate access tariffs.

Universal Service. The FCC is required to establish a "universal service" program that is supposed to ensure that affordable, quality telecommunications services are available to all Americans. The Telecom Act sets forth policies and establishes certain standards in support of universal service, including that consumers in rural areas should have access to telecommunications and information services that are reasonably comparable in rates and other terms to those services provided in urban areas. A new universal service support mechanism for larger incumbent local telephone companies went into effect on January 1, 2000. The FCC has initiated a proceeding to review universal service support mechanisms for smaller incumbent local telephone companies in a subsequent proceeding but has not yet released a decision.

We are required to make contributions to federal and state universal service support. Our contribution to federal universal service support programs is assessed against our interstate end-user telecommunications revenues. Our contribution for such state programs is assessed against our intrastate revenues. Although many states are likely to adopt an assessment methodology similar to the federal methodology, states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules.

Internet. The FCC has to date treated Internet service providers (ISPs) as enhanced service providers rather than common carriers. As such, ISPs have been exempt from various federal and state regulations, including the obligation to pay access charges and contribute to universal service funds. The FCC has determined that both dedicated and dial-up calls from a customer to an ISP are interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. On March 24, 2000, the D.C. Circuit Court of Appeals vacated and remanded this determination so that the FCC can explain more clearly why such calls are not considered local. In addition, several states are considering this issue, and at least one state has held that the originating LEC is not required to pay reciprocal compensation for such calls.

Customer Information. Carriers are subject to limitations on the use of customer information the carrier acquires by virtue of providing telecommunications services. Protected information includes information related to the quantity, technical configuration, type, destination and the amount of use of services. A carrier may not use such information acquired through one of its service offerings to market certain other service offerings without the approval of the affected customers. These restrictions may affect our ability to market a variety of packaged services to existing customers.

Preferred Carrier Selection Changes. A customer may change its preferred long distance carrier at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as "slamming." The FCC has levied substantial fines for slamming and has recently increased the penalties for slamming, although no such fines have been assessed against us.

State regulation - Incumbent local telephone company

Most states have some form of certification requirement which requires telecom providers to obtain authority from the state telecommunications regulatory commission prior to offering common carrier services. Our operating subsidiaries in Alabama, Illinois, North Carolina and Georgia are incumbent local telephone companies and are certified in those states to provide local telephone services.

State telecommunications regulatory commissions generally regulate the rates incumbent local telephone companies charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. Incumbent local telephone companies must file tariffs setting forth the terms, conditions and prices for their intrastate services. Under the Telecom Act, state telecommunications regulatory agencies have jurisdiction to arbitrate and review interconnection disputes and agreements between incumbent local telephone companies and competitive local telephone companies, in accordance with rules set by the FCC. State regulatory commissions may also formulate rules regarding taxes and fees imposed on providers of telecommunications services within their respective states to support state universal service programs.

In Alabama, Gulf Telephone is subject to regulation by the Alabama Public Service Commission. Gulf Telephone must have tariffs approved by and on file with that commission for basic, non-basic and interconnection services. The APSC has proposed to expand flat-rated local calling areas to provide county-wide flat rated calling. Gulf Telephone Company operates entirely in South Baldwin County and provides flat-rated local calling to its entire service area. The APSC's proposal, if enacted, would result in decreased IntraLATA toll calling, with a possible increase in local rate to offset the reduced long distance revenue. It is not known whether the APSC will proceed with this plan or how such a plan would impact Gulf's overall revenues.

The Illinois Commerce Commission (ICC) regulates Gallatin River. Gallatin River provides services pursuant to tariffs that are filed with, and subject to the approval of, the ICC. The rates for these services are regulated on a rate of return basis by the ICC, although Gallatin River has some pricing flexibility with respect to services that have been deemed competitive by the ICC, such as digital centrex, high capacity digital service, wide area telephone service
(WATS), and digital data services. The ICC has approved several interconnection agreements under the Telecom Act between Gallatin River and mobile wireless carriers. The ICC has approved an interconnection agreement between Gallatin River and a facility-based competitive local telephone company. In addition, several other competitive local telephone companies have expressed an interest in adopting the agreement for interconnection with Gallatin River. Gallatin River is required to support state universal service programs and is subject to ICC rules implementing these and the federal universal service programs.

In North Carolina, our operating subsidiary Mebtel is regulated by the North Carolina Utilities Commission. Mebtel provides service pursuant to tariffs that are filed with, and subject to the approval of, that commission. Effective January 1, 2000, a price cap plan applies to Mebtel's rates for intrastate services, replacing rate of return regulation. Mebtel is subject to commission rules implementing state and federal universal service programs.

In Georgia, Coastal Communications is regulated by the Georgia Public Service Commission. Passage of the Telecommunications and Competition Development Act of 1995 in Georgia significantly changed that commission's regulatory responsibilities. Instead of setting prices for telecommunications services, the commission now manages and facilitates the transition to competitive markets, establishes and administers a universal access fund, monitors rates and service quality, and mediates disputes between competitors. A price cap plan applies to Coastal Communications' rates for intrastate services.


State Regulation - Competitive local telephone company

Madison River Communications, LLC (MRC), is certified to provide intrastate local, toll and access services in the states of Illinois, North Carolina, South Carolina, Tennessee, Georgia, Florida, Alabama, Mississippi, Louisiana, and Texas. In association with these certifications, MRC has filed state local, access and toll tariffs in all states except North Carolina, in which MRC has filed a price list. MRC works with local counsel and/or consultants in each state to maintain its knowledge of any changes in state regulations and regulatory requirements. Tariffs are updated as needed and periodic state financial and quality of service filings are made as required.

MRC has interconnection agreements with Verizon in Illinois and North Carolina, with SBC in Texas and Illinois, and with BellSouth in its nine state operating area. These interconnection agreements govern the relationship between the incumbent local telephone companies and MRC's operations in the areas of resale of retail services, reciprocal compensation, central office collocation, purchase of unbundled network elements, and use of operational support systems.


Local government authorizations

We may be required to obtain from municipal authorities street opening and construction permits or operating franchises to install and expand fiber optic facilities in certain cities. We have obtained such municipal franchises in our incumbent local telephone company territories in Alabama, North Carolina, Illinois and Georgia. In some cities, subcontractors or electric utilities with which we have contracts may already possess the requisite authorizations to construct or expand our networks.

Some jurisdictions where we may provide service require license or franchise fees based on a percent of certain revenues. There are no assurances that jurisdictions that do not currently impose fees will not seek to impose fees in the future. The Telecom Act requires jurisdictions to charge nondiscriminatory fees to all telecom providers, but it is uncertain how quickly this requirement will be implemented by particular jurisdictions in which we operate or plan to operate, especially regarding materially lower fees that may be charged to incumbent local telephone companies.

Significant Customers

One customer, AT&T, represented 10%, 15% and 14% of our operating revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

Employees

As of December 31, 2000, our work force consisted of 1,073 full time employees. Approximately 165 of our employees are represented by collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW) and with the Communications Workers of America (CWA). Our labor agreement with the CWA, covering employees of Gallatin River in Galesburg, Illinois, expires on April 30, 2002. Our labor agreements with the IBEW, covering employees of Gallatin River in Dixon and Pekin, Illinois, expire on November 30, 2002 and September 30, 2002, respectively. There can be no assurance that, upon the expiration of existing collective bargaining or similar agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

RISK FACTORS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risk Factors Relating to Madison River

Our Forward-Looking Statements May Materially Differ from Actual Events or
Results

This annual report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created by this law. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets and sources, and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

Although we believe that the expectations reflected in such forward-looking statements are accurate, the statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Factors that could cause or contribute to such differences include, but are not limited to, the discussion of risks that follows.

Consideration should be given to these forward-looking statements only in light of such cautionary statements. Undue reliance should not be placed on these forward-looking statements, and these forward-looking statements represent management's view only as of the date of this Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-K or to reflect the occurrence of unanticipated events.

Our significant amount of indebtedness could limit our operational flexibility or otherwise affect our financial health.

We now have a significant amount of indebtedness. As of December 31, 2000, we had:

  .  Total indebtedness of $678.1 million;
  .  Member's capital of $129.1 million;
  . Debt to equity ratio of 5.3 to 1; and . For the year ended December 31, 2000, earnings would have been insufficient to cover our fixed charges by $56.4 million.

The indenture governing our senior notes limits our ability to undertake certain transactions. The covenants in the indenture restrict our ability to:

  .  incur additional indebtedness;
  .  pay dividends on, redeem or repurchase our member interests;
  .  make various investments;
  .  sell certain assets or utilize certain asset sale proceeds;
  .  create certain liens or use assets as security in other transactions;
  . enter into certain transactions with affiliates; and . merge or consolidate with or into other companies, or dispose of all or substantially all of our assets and the assets of our subsidiaries.

These covenants are subject to a number of important exceptions. In addition, our credit facilities with the RTFC contain (and credit facilities that we may enter into in the future may contain) other and more restrictive covenants, including covenants limiting our ability to incur debt and make capital expenditures and limiting our subsidiaries' ability to make distributions or pay dividends to us. These covenants may also require us to meet or maintain specified financial ratios and tests. Our ability to meet these financial ratios could be affected by events beyond our control, and no assurance can be given that we will be able to comply with these provisions. A breach of any of these covenants could result in a default under these credit facilities and/or the indenture.

Our substantial indebtedness could have important consequences. For example, it could:

  . make it more difficult for us to satisfy our obligations with respect to all of our indebtedness;

  . limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and increase our vulnerability to general adverse economic and industry conditions;

  . limit our ability to borrow additional amounts for working capital, capital expenditures, research and development costs, future business opportunities and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all;

  . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, future business opportunities and other general corporate purposes;

  . limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  .  restrict our ability to access additional capital;

  . place us at a competitive disadvantage compared to our competitors that have less debt; and

  .  make us vulnerable to increases in prevailing interest rates.

We may incur substantial additional indebtedness in the future. This could further exacerbate the risks described above. The terms of our current indebtedness do not fully prohibit us from incurring other indebtedness. Our credit facilities currently permit additional borrowing of up to $38.8 million.

Our ability to service our indebtedness will depend on our ability to generate cash.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, will depend on our ability to generate cash in the future, our success in our financial and operating performance, on our ability to successfully implement our business plan and our ability to access the cash flow of our subsidiaries. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot be certain that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot guarantee that we will be able to refinance any of our indebtedness, including our credit facilities and the senior notes, on commercially reasonable terms or at all. In addition, we may be forced to reduce or delay planned improvement initiatives and capital expenditures, sell assets or obtain additional equity capital.

We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements that restrict the payment of dividends, and such subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements governing the terms of our subsidiaries' indebtedness may restrict our subsidiaries' ability to pay dividends to us. See footnote 4 to our consolidated financial statements filed as part of this Form 10-K and the Liquidity and Capital Resources section of our Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 of this Form 10-K. As a result, we may be unable to receive cash through dividends, distributions or other payments from our subsidiaries sufficient to pay principal of and interest on our indebtedness.

We may not be able to increase our business and revenues.

Consumers may not purchase our services. Our success will depend on our ability to expand our current customer base, penetrate our target markets and otherwise implement our business plan. Expansion of our customer base depends on marketplace acceptance of our communications services and technology and the willingness of prospective customers to switch to our services from their current carriers, which may be limited by the fact that some of our competitors have long-standing relationships with customers and resources that are far greater than ours.

We need to increase the volume of traffic on our network. We must increase the volume of voice, data and Internet transmission on our network at the prices we anticipate in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not develop long term commitments with new customers, or maintain our relationships with current customers, we will be unable to increase traffic on our network which could adversely affect our business.

Prices may decline. The prices that we can charge our customers for network services, including wholesale fiber capacity, data transport and voice telecommunications services, could decline due to the following factors, among others:

  . installation by us and our competitors, some of which are expanding capacity on their existing networks or developing new networks, of fiber and related equipment that provides substantially more transmission capacity than needed;

  . recent technological advances that permit substantial increases in, or better usage of, the capacity of transmission media;

  . reduced differentiation in product quality and service resulting in increased price competition; and

  . strategic alliances or similar transactions that decrease industry participants' costs.

Our ability to compete effectively will also depend upon our continued ability to maintain price competitiveness.

We may not be successful in efficiently managing the growth of our business. Our business plan will, if successfully implemented, result in rapid expansion of our operations, which may place a significant strain on our management, financial and other resources. To achieve and sustain growth we must, among other things, monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and significantly expand our internal management, technical, provisioning, information, billing, customer service and accounting systems.

We cannot guarantee that we will successfully obtain, integrate and use the employee, management, operational and financial resources necessary to manage a developing and expanding business in an evolving, regulated and increasingly competitive industry.

We may not be able to achieve desired operating efficiencies from our information and billing systems. Sophisticated information and billing systems are vital to our growth and ability to monitor and control costs, bill customers, process customer orders, provision customer service and achieve operating efficiencies. We currently rely on internal systems and third party vendors to provide our information and processing systems. Some of our billing, customer service and management information systems have been developed by third parties for us and may not perform as anticipated. Our plans for developing and implementing our information and billing systems rely primarily on the delivery of products and services by third party vendors. We may not be able to develop new business, identify revenues and expenses, service customers, collect revenues or develop and maintain an adequate work force if any of the following occurs:

  . vendors fail to deliver proposed products and services in a timely and effective manner or at acceptable costs;
  .  we fail to identify adequately our information and processing needs;
  .  our related processing or information systems fail;
  . we fail to upgrade systems when necessary; and . we fail to integrate our systems with those of our major customers.

In addition, our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements may be cancellable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process orders or bill our customers. Since we rely on third party vendors to provide some of these services, any switch in vendors could potentially be costly and affect operating efficiencies.

We are dependent on market acceptance of DSL-based and ATM-based services. We expect that an increasing amount of our revenues will come from providing digital subscriber line, or DSL-based services, and asynchronous transfer mode, or ATM-based services. The market for business, telecommuter and residential high-speed Internet access is in the early stages of development. Because we offer and expect to expand our offering of services to a new and evolving market and because current and future competitors are likely to introduce competing services, it is difficult for us to predict the rate at which this market will grow. Various providers of high-speed digital communications services are testing products from various suppliers for various applications, and it is unclear if digital subscriber lines will offer the same or more attractive price-performance characteristics. The markets for our services could fail to develop, grow more slowly than anticipated or become saturated with competitors.

Development of our competitive local operations will negatively impact our cash flow and financial results.

Our business plan includes expanding our operations to new markets where we will operate as a competitive local exchange carrier offering local and long distance voice, high-speed data, Internet access and transport services over our fiber networks. The development of our CLEC business and the acquisition, installation and expansion of our networks in new markets require significant expenditures, and we must make a substantial portion of those expenditures before we realize any revenues. We expect these necessary capital expenditures to increase as we continue to implement our business plan and attempt to provide competitive services in our target expansion markets. As a result of these expenditures, together with the associated high initial service costs of providing service in new markets, we expect to have negative cash flow and operating losses from our expansion operations which will materially decrease our EBITDA until we establish an adequate revenue base. We cannot be certain that we will establish an adequate revenue base in each of our target markets or in our target markets as a whole. Growth and profitability in our expansion operations may also require interconnection and resale terms and pricing which depend on federal and state regulatory decisions and court interpretations of legislation, all of which are outside of our control.

We have risks relating to our network.

Rapidly changing communications technology and other factors may require us to expand or adapt our network in the future. We expect that new products and technologies will emerge as the telecommunications industry is subject to rapid and significant changes in technology, and we cannot predict the effect of these technological changes on our business. Further, new technologies and products may not be compatible with our existing technologies and systems. In addition, our existing technologies and systems may not be competitive with new technologies and products. These changes could require us to incur significant expenditures. New products and technologies may (1) reduce the prices for our services or (2) be superior to, and render obsolete, the products and technologies we use. If we do not replace or upgrade our technology and equipment that becomes obsolete, we will not be able to compete effectively because we will not be able to meet customer expectations. We cannot be certain that technological changes in the communications industry will not have a material adverse effect on our business and our ability to achieve sufficient cash flow to service our indebtedness. We may not be able to obtain timely access to new technology on satisfactory terms, or incorporate new technology into our systems in a cost effective manner, or at all.

In addition to technological advances, other factors could require us to further expand or adapt our network, including (1) an increasing number of customers;
(2) demand for greater data transmission capacity; (3) failure of our technology and equipment to support operating results anticipated in our business plan; and
(4) changes in our customers' service requirements. Expanding or adapting our network could require substantial additional financial, operational and managerial resources, any of which may not be available to us.

Furthermore, due to the limited development of our DSL-based services, the ability of our network to connect and manage a substantial number of end users at high digital transmission speeds is still unknown. While peak digital data transmission speeds across our network between a central office and the end user can exceed 1.1 megabits per second, the actual data transmission speed over our network could be significantly slower due to:

  .  the type of DSL technology deployed;
  .  the distance from end user to a central office;
  . the condition and configuration of the telecommunications line utilized; . the existence of and number of data transmission impediments on telephone company copper lines;
  .  the gauge of copper lines; and
  .  the presence and severity of interfering transmissions on nearby lines.

For example, we are not certain whether we can successfully deploy higher DSL speeds through digital loop carrier systems which, because they connect copper lines to a fiber link, currently limit DSL service to as slow a speed as 128 kilobits per second.

Because we rely on incumbent local telephone companies to overcome technical limitations associated with loop carrier systems in service areas outside our own, we cannot be certain that we will be able to successfully deploy ATM-based service to all areas in our expansion markets. As a result, our network may not be able to achieve and maintain the highest possible digital transmission speed. Our failure to achieve or maintain high-speed digital transmissions would have a material adverse effect on our business.

Network disruptions could adversely affect our operating results. The success of our operations will require that our network provide competitive reliability, capacity and security. Some of the risks to our network and infrastructure include:

  .  physical damage;
  .  power loss from, among other things, adverse weather conditions;
  .  capacity limitations;
  .  software and hardware defects;
  . breaches of security, including sabotage, tampering, computer viruses and break-ins; and
  .  other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers. If service is not restored in a timely manner, agreements with our customers may obligate us to provide credits or other remedies to them, and this would reduce our revenues. Service disruptions could also damage our reputation with customers causing us to lose existing customers or have difficulty attracting new ones. Many of our customers' communications needs are extremely time sensitive, and delays in signal delivery may cause significant losses to a customer using our network.

We may not complete our network efficiently and on time. Our continued ability to provide communications services and our ability to increase revenues and make a profit will depend in part upon the successful, timely and cost effective completion and enhancement of our network into our target markets where we plan to compete as a competitive local exchange carrier.

We need to obtain and maintain the necessary rights-of-way for our network. As of December 31, 2000, we have acquired all material, necessary nonexclusive right-of-way agreements covering ILEC and CLEC operations in existence. However, we may need to obtain supplemental rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecom equipment for the expansion of our network into our target markets, where we plan to compete as a competitive local exchange carrier. We may not be successful in obtaining and maintaining these right-of-way agreements or obtaining these agreements on acceptable terms whether in new markets or in our existing markets. Some of these agreements may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after they have expired or terminated. Although we believe that alternative supplemental rights-of-way will be available, if any of these agreements were terminated or could not be renewed, we may be forced to remove our fiber optic cable from under the streets or abandon our networks.

Our utility right-of-way agreements are subject to certain conditions and limitations on access and use and are subject to termination upon customary default provisions. In some cases, these agreements require our fiber network to be moved or removed in the event that the utility needs its right-of-way for public utility purposes or no longer owns its right-of-way. We may not be able to maintain all of our existing rights and permits or obtain and maintain the additional rights and permits needed to implement our business plan. In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses and permits may result in an event of default under certain of our credit facilities.

Our ability to protect our proprietary technology is limited and infringement claims against us could impact our ability to conduct our business. We currently rely on a combination of copyright, trademark and trade secret laws and contractual confidentiality provisions to protect the proprietary information that we have developed. Our ability to protect our proprietary technology is limited, and we cannot be certain that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Also, we cannot be certain that the intellectual property that local telephone companies or others claim to hold and that may be necessary for us to provide our services will be available on commercially reasonable terms. If we were found to be infringing upon the intellectual property rights of others, we might be required to enter into royalty or licensing agreements, which may be costly or not available on commercially reasonable terms. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on terms acceptable to us could adversely affect our business.

Expanding our services entails a number of risks.

Currently, we operate our business and provide our services almost exclusively as a local telephone company. We are expanding our business by providing new services to existing customers and by entering into new markets to serve new customers as a competitive local and integrated communications service provider. As we expand into new telecommunications businesses and enter into new markets, we will face certain additional risks, including increased legal and regulatory risks. The telecommunications businesses in which we compete and our target markets are highly competitive, and, as a new entrant, we may be disadvantaged. The success of our entry into new telecommunications businesses and markets will be dependent upon, among other things, our ability to:

  .  integrate new equipment and software into our networks;
  .  design and/or obtain fiber optic network routes;
  .  obtain regulatory approval;
  .  develop strategic alliances or relationships;
  . hire and train qualified personnel; and . enhance our billing, back-office and information systems.

We may not be successful in expanding our services or entering new markets. In addition, demand and market acceptance for any new products and services we introduce, whether in existing or new markets, are subject to a high level of uncertainty. Our inability to expand our services or to enter new markets effectively could have a material adverse effect on our business.

We may need to raise more capital to expand our business.

In order to expand our fiber optic network and enter our target markets, we may need to raise more capital. Additional capital could be needed for: (1) network engineering and design, collocations, the installation of conduit and fiber, and the acquisition and installation of switches and other network hardware and software, in connection with expanding our network; (2) acquisition of additional rights-of- way; (3) expansion of sales and marketing, and the development of billing and information systems and other operations support systems; and (4) hiring and training employees to service a larger customer base.

Based on our business plan, we believe that the available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable liquidity needs for the next twelve months. However, there is no guarantee that we will not need additional capital earlier. While possible sources of additional capital include commercial bank borrowings, sales of nonstrategic assets, vendor financing or the sale or issuance of equity and debt securities to one or more strategic investors, our ability to arrange additional capital and the cost of any financing will depend upon many factors, some of which are beyond our control. We may be unable to raise additional capital, and such failure to do so could have a material adverse effect on our business.

We depend on key personnel.

Our business is dependent upon a small number of key executive officers. We have entered into employment, confidentiality and noncompetition agreements with Messrs. J. Stephen Vanderwoude, James D. Ogg, Paul H. Sunu and Bruce J. Becker providing for employment of each executive for a five year period, subject to termination by either party (with or without cause) on 30 days' prior written notice, and an agreement not to compete with us for a maximum period of up to fifteen months, following termination for cause or voluntary termination of employment. We have not entered into employment agreements with any other key executives.

We cannot guarantee that we will be able to attract or retain other skilled management personnel in the future. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on our business and results of operation.

We face risks associated with our strategy of growth through acquisitions.

Our current business plan contemplates growth from future acquisitions. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates which may increase our costs and limit the number of suitable acquisition candidates. In addition, future acquisitions by us could result in the incurrence of debt or contingent liabilities, which could have a material adverse effect on our business, and our ability to achieve sufficient cash flow to service our indebtedness. Any future acquisitions could also expose us to increased risks, including, among others:

  .  the difficulty of assimilating the acquired operations and personnel;
  . the potential disruption of our ongoing business and diversion of resources and management time;
  . the inability to generate revenues from acquired businesses sufficient to offset acquisition costs;
  . the inability of management to maintain uniform standards, controls, procedures and policies;
  . the risks of entering markets in which we have little or no direct prior experience;
  . the difficulty of adapting incompatible operational support systems, network and other systems;
  . the impairment of relationships with employees, unions or customers as a result of changes in management; and
  .  the impairment of supplier relationships.

As a result, we cannot be sure that any acquisitions will occur or that any acquisitions, if made, would be successfully integrated into our operations.

To date, we have grown through the acquisition of local telephone companies and other operating assets. Our future operations depend largely upon our ability to manage our growing business successfully. Our management team will have to manage a more complex organization and a larger number of operations than we have previously operated. There can be no assurance that we will be successful in integrating the various acquisitions. In addition, we may discover information in the course of the integration of these acquisitions which may have an adverse effect on our business and results of operations.

We have a limited operating history upon which to evaluate our performance.

We began operations in January 1998. Accordingly, we have a limited operating history upon which to base an evaluation of our performance, including the reliability of our network and future financial results. Our viability, profitability and growth will depend upon successful implementation of our business plan. We cannot guarantee that we will successfully implement our business plan. While we have a current base of approximately 205,500 voice access lines and approximately 4,500 DSL lines and operate approximately 3,175 sheath-miles of fiber optic cable, we are still in the early stages of our operations. The prospects for our success must be considered in light of the risks often encountered in the establishment of a new business in an industry subject to rapid technological and price changes and filled with many competitors, including access to the capital necessary to allow us to fund our business plan.

Risk Factors Relating to the Telecommunications Industry

We face significant competition in our current and target markets.

We currently operate primarily as an incumbent local telephone company in an industry that is highly competitive. However, due to the rural, low-density characteristics of our existing operating areas, the high cost of entry into these markets and the lack of concentration of medium and large business users, we believe that compared to most other local exchange carriers, we have historically faced relatively less competition in our existing markets. As characteristics of our markets change, the likelihood of local competitors entering our markets may increase.

Significant and potentially larger competitors could enter our markets at almost any time. We may face competition from future market entrants, including competitive local service providers, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users and municipalities. Increased competition could lead to price reductions, fewer large-volume sales, reduced operating margins and loss of market share.

In addition, in each of the cities where we anticipate providing competitive local services, the services we offer will compete principally with the services offered by the incumbent local provider serving that area. These local telephone companies have long-standing relationships with their customers and have the potential to subsidize competitive services from monopoly service revenues. The FCC's interconnection decisions and the Telecom Act provide local telephone companies with increased pricing flexibility for their services and other regulatory relief, which could adversely effect our competitive local operations. The local telephone companies with which we compete may be allowed by regulators to lower rates for their services, engage in substantial volume and term discount pricing practices for their customers, or seek to charge us substantial fees for interconnection to their networks.

Our success in our target service area depends upon our ability to increase our share of the carrier services market by providing high quality services at competitive prices. Many potential competitors have, and some potential competitors are likely to enjoy, substantial competitive advantages, including the following:

  .  greater name recognition;
  .  greater financial, technical, marketing and other resources;
  .  longstanding or established national contracts;
  .  more extensive knowledge of the telecommunications business and industry;
     and
  . well established relationships with a larger installed base of current and potential customers.

Local telephone companies can also adversely affect the pace at which we add new customers to our competitive local business by prolonging the process of providing unbundled network elements, collocations, intercompany trunks and operations support system interfaces, which allow the electronic transfer between local telephone companies and competitive carriers of needed information about customer accounts, service orders and repairs. Although the Telecom Act requires local telephone companies to provide the unbundled network elements, interconnections and operations support system interfaces needed to allow the customers of competitive carriers and other new entrants to the local exchange market to obtain service comparable to that provided by the local telephone companies to their own customers in terms of installation time, repair response time, billing and other administrative functions, in many cases the local telephone companies have not complied with the mandates of the Telecom Act to the satisfaction of many competitors. In addition, the interconnection regulations may be affected by the outcome of pending court decisions and FCC rulemaking.

We face particular risks relating to our long distance business.

As part of our offering of bundled telecommunications services to our customers, we offer long distance services. The long distance business is extremely competitive and prices have declined substantially in recent years and we expect prices to continue to decline. In addition, the long distance industry has historically had a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We rely on other carriers to provide transmission and termination services for all of our long distance traffic. We must enter into resale agreements with long distance carriers to provide us with transmission services. These agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of our future customers. In the event we fail to meet our minimum volume commitments, we may be obligated to pay underutilization charges and in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. The incurrence of any underutilization charges, rate increases or termination charges could have a material adverse effect on our business.

We may not be able to compete effectively with the RBOCs in the provision of long distance services.

Federal law currently prohibits RBOCs from providing certain types of long distance telephone service in most states. However, this restriction may be removed by the FCC if an RBOC meets certain specified conditions for a particular state and the FCC determines that removal of the restriction is in the public interest. In December 1999, Bell Atlantic received approval from the FCC to provide long distance services in New York State. In June 2000, the FCC granted SBC authority to provide long distance services in Texas, and, in January 2001, the FCC granted SBC authority to provide long distance services in Oklahoma and Kansas. If RBOCs obtain permission to provide these services in more states, or if they are able to enter into teaming agreements with others to circumvent these restrictions, our business could be adversely affected. It would remove the major incentive RBOCs have to cooperate with companies like ours to foster competition within their service areas, and it would permit the RBOCs to offer both long distance and local exchange services, a competitive advantage which companies like ours currently are able to offer in those regions.

We are subject to extensive government regulation.

We are subject to varying degrees of federal, state and local regulation. Changes in these regulations could materially increase our compliance costs or prevent us from implementing our business plan. Regulation of the telecommunications industry is changing rapidly, which affects our opportunities, competition and other aspects of our business. The regulatory environment varies substantially from state to state. In the states in which we provide service, we are generally required to obtain and maintain certificates of authority from regulatory bodies and file tariffs where we offer intrastate services.

While our competitive local telephone and long distance businesses are subject to government regulation, our incumbent local telephone businesses, in particular, are highly regulated at both the federal and state levels. In general, our incumbent local telephone businesses operate under regulations limiting their rates of return on interstate and intrastate services. For interstate services, the FCC periodically reviews the reasonableness of the allowed rate-of-return these businesses may charge and may reduce such allowed rate-of-return. In addition, the FCC is in the process of reforming the rules that govern how these businesses charge long distance companies for completion of interstate calls. If reforms already adopted with respect to larger incumbent local telephone companies are applied to our incumbent local telephone businesses, they could reduce the interstate costs recovered from interstate access charges.

As a condition to its approval of Gallatin River Communications' acquisition of Sprint Corporation's Illinois incumbent local telephone exchanges, the Illinois Commerce Commission required Gallatin River Communications to file, in an undocumented, informal proceeding, an informational earnings report covering its first full calendar year of operations by April 2000. Gallatin River Communications filed the required report on April 1, 2000. The information supplied could be used by the Illinois Commerce Commission's staff to initiate a proceeding to lower our intrastate rates, which may adversely affect our business and results of operations.

The Telecom Act requires incumbent local telephone companies to enter into agreements to interconnect with, sell unbundled network elements to, and sell services for resale to, competitive telephone companies. Our ability to compete in the local exchange market as a competitive local telephone company may be adversely affected by the incumbent's pricing of such offerings and related terms, such as the availability of operation support systems and local number portability, and would be adversely affected if such requirements of the Telecom Act were repealed. Depending on the implementation of the Telecom Act, our incumbent local telephone businesses may be forced to interconnect with, and sell such services and elements to, competitors at prices that do not fully recover our costs of providing such services.

With the passage of the Telecom Act, the regulation of our services has been subject to numerous administrative proceedings at the federal and state level, litigation in federal and state courts, and legislation in federal and state legislatures. We cannot predict the outcome of the various proceedings, litigation and legislation or whether and to what extent they may adversely affect our business or operations.

Many other aspects of our services and operations are subject to federal and state regulation, including the introduction and pricing of new services, contributions to universal service funds and our use of radio frequencies. We currently receive revenues as a result of state and federal universal service fund contributions and make payments to such funds. If these programs are modified or discontinued, we may be adversely affected.


Item 2.  Properties

We own and lease offices and space in a number of locations within our regions of operation, primarily for our corporate and administrative offices, central office switches and business offices, network operations centers, customer service centers, sales offices and network equipment installations. Our corporate headquarters and our accounting center are located in approximately 24,100 square feet of leased space in two separate buildings in Mebane, North Carolina. The lease for the corporate headquarters (including our renewal options) will expire in approximately eighteen years. The leases for the accounting center (including our renewal options) will expire at various times in eight to ten years.

The LTD owns predominantly all of the properties in its operating regions used for its central office switches, business offices, regional headquarters and warehouse space. The poles, lines, wires, cable, conduits and related equipment owned by the LTD are located primarily on properties that we do not own, but are available for the LTD's use pursuant to consents of various governmental bodies or subject to leases, permits, easements or other agreements with the owners. The LTD owns approximately 750 sheath-miles of fiber in its operating regions.

The ICD primarily leases properties for sales and administrative offices, ATM switches and data transmission equipment. It also leases local loop lines which connect its customers to its network as well as leasing space in ILEC central offices for collocating transmission equipment. Currently, the ICD has sales and administrative offices operating in leased space in Raleigh and Greensboro, North Carolina; Peoria and Bloomington, Illinois; Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas. The ICD owns approximately 2,425 sheath-miles of fiber in North Carolina, Illinois and across the southeast from Atlanta to Houston and Dallas.

Substantially all of our ILEC properties and telephone plant and equipment are pledged as collateral for our senior indebtedness. We believe our current facilities are adequate to meet our needs in our existing markets for the foreseeable future, and that additional facilities are available to meet our needs in our expansion markets as we continue to deploy our network.

Item 3.  Legal Proceedings

Our subsidiary, Gulf Coast Services sponsors an Employee Stock Ownership Plan ("ESOP") that is the subject of an application before the Internal Revenue Service ("IRS") for a compliance statement under the Voluntary Compliance Resolution Program. The application was filed with the IRS on May 17, 2000. According to the application, Gulf Coast Services made large contributions to the ESOP plan and to its 401(k) plan during 1997 and 1998, which caused the two plans to allocate amounts to certain employees in excess of the limits set forth in Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"). The administrative committees for both plans sought to comply with the requirements of Code Section 415 by reducing employees' allocations under the ESOP plan before any reductions of allocations under the 401(k) plan. Although this approach is consistent with Treasury Regulations under Code Section 415, it may not have been consistent with the terms of the plan documents. The application requests a compliance statement to the effect that any failure to comply with the terms of the plans will not adversely affect the plans' tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement.

We estimate that the cost to the ESOP of the corrective allocation described above will be approximately $3.3 million. In the application, Gulf Coast Services has requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account has an approximate value of $1.6 million and the ESOP Loan Suspense Account has a value in excess of the $1.7 million needed for the full correction. At this time, we cannot be certain whether the IRS will allow use of funds in the 415 Suspense Account or in the ESOP Loan Suspense Account to be used as part of the corrective action. If the IRS does not allow the use of those funds, Gulf Coast Services may be required to contribute to the Plan the funds needed to make up any shortfall. However, Gulf Coast Services would first look to an escrow account established in connection with the sale of Gulf Coast Services by the sellers of Gulf Coast Services stock for reimbursement of any funds they may be required to contribute to the Plan to comply with the Code. The Company does not believe the IRS's decision will have a material adverse effect on its financial condition or results of operations.

We are involved in other various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2000.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

We are a limited liability company with one member, our parent company, Madison River Telephone Company, LLC. Therefore, we do not have common stock registered on a public trading market.

Item 6.  Selected Financial Data

                           MADISON RIVER CAPITAL, LLC
                     Selected Financial and Operating Data
                             (Dollars in thousands)

                                                                                    Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                                1996                  1997
                                                        --------------------- --------------------    1998       1999        2000
                                                                    Madison              Madison    Madison    Madison     Madison
                                                        Mebcom (a)  River (b) Mebcom (a) River (b)  River (c)  River (d)   River (e)
                                                        ----------  --------- ---------- ---------  ---------  ---------   ---------
Statement of Operations Data:
      Revenues                                           $ 5,435      $    -    $ 6,379   $    -    $ 16,864   $ 81,517    $169,658
      Operating expenses:
Cost of services and selling, general and
 administrative expenses                                   3,756         429      4,259      949      12,157     54,517     119,573

      Depreciation and amortization                          765           2        715       12       4,177     21,508      50,093
                                                         -------      ------    -------   ------    --------   --------    --------
      Total operating expenses                             4,521         431      4,974      961      16,334     76,025     169,666
                                                         -------      ------    -------   ------    --------   --------    --------
      Operating income (loss)                                914        (431)     1,405     (961)        530      5,492          (8)
      Interest expense                                      (428)        (16)      (409)     (31)     (3,893)   (22,443)    (61,267)
      Other income                                           388          11        286       19         481      3,386       4,899
                                                         -------      ------    -------   ------    --------   --------    --------
Income (loss) before income taxes and minority               874        (436)     1,282     (973)     (2,882)   (13,565)    (56,376)
 interest expense
      Income tax (provision) benefit                        (226)          -       (480)       -         (52)    (1,625)     (2,460)
      Minority interest expense                                -           -          -        -           -          -        (750)
                                                         -------      ------    -------   ------    --------   --------    --------
      Income (loss) before extraordinary item                648        (436)       802     (973)     (2,934)   (15,190)    (59,586)
      Extraordinary item                                       -           -          -        -        (173)         -           -
                                                         -------      ------    -------   ------    --------   --------    --------
      Net income (loss)                                  $   648      $ (436)   $   802   $ (973)   $ (3,107)  $(15,190)   $(59,586)
                                                         =======      ======    =======   ======    ========   ========    ========
Balance Sheet Data (at period end):
      Cash and cash equivalents                          $ 1,974      $  532    $ 2,668   $7,698    $  6,354   $ 83,729    $ 63,410
      Telephone plant and equipment, net                   6,390          77      6,980       69      89,486    293,322     400,319
      Total assets                                        12,437         615     13,073    8,021     285,763    785,290     992,017
      Long-term debt, including current portion            5,747           -      5,522        -     219,876    535,611     678,114
      Total member's capital                               3,562         160      4,364    6,885      54,070    165,994     129,101

Other Financial Data:
      Capital expenditures                               $   951      $   79    $ 1,385   $    4    $  6,056   $ 37,756    $ 89,644
      Net cash provided by (used in) operating
       activities                                          1,585        (376)     2,887     (529)      3,582     12,938      19,182
      EBITDA                                               1,679        (429)     2,120     (949)      4,707     27,000      50,085
      Ratio of earnings to fixed charges                     3.0           -        4.1        -           -          -           -

(a)  Represents the historical consolidated financial information of Mebcom.
(b) Represents the historical consolidated financial information of Madison River Capital.
(c) Represents the historical consolidated financial information of Madison River Capital which includes the results of operations of Madison River Capital and its subsidiaries, including Mebcom (acquired on January 1, 1998) and Gallatin River (acquired on November 1, 1998).
(d) Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Gulf Coast Services (acquired on September 29, 1999).
(e) Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Coastal Communications (acquired on March 30, 2000).
(f) EBITDA consists of operating income (loss) before depreciation and amortization. EBITDA is presented because we believe it is frequently used by investors and other interested parties in the evaluation of a company's ability to meet its future debt service, capital expenditures and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities or as a measure of liquidity or as an alternative to net earnings as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles. See the Consolidated Statements of Cash Flows included in our financial statements.
(g) The ratio of earnings to fixed charges is computed by dividing income before income taxes and fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense the Company believes to be representative of interest. For the years ended December 31, 1996, 1997, 1998, 1999 and 2000, earnings of Madison River were insufficient to cover fixed charges by $436, $973, $2,882, $13,565 and $56,376, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements set forth below constitute "forward-looking statements" that involve risks and uncertainties. During our existence, we have completed multiple acquisitions of telecommunications companies and assets. As a result, we believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. For further discussion of these factors, see "Risk Factors".

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


Overview

We are an established and rapidly growing provider of integrated communications services and solutions that focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings to business and residential customers include voice, high-speed data, fiber transport and Internet access. At December 31, 2000, we had approximately 210,000 voice and data lines in service.

The Company is organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets and transport business as a competitive local exchange carrier ("CLEC"). The ICD is building its base of customers around approximately 2,425 sheath-miles of fiber optic network and the LTD's current established operations. We are currently certified in ten states as a competitive local exchange carrier ("CLEC") and in eleven states as a long distance provider as follows:

                                           States Certified as a
                States Certified               Long Distance
                    as a CLEC                     Provider
                 --------------                   --------
                 North Carolina                North Carolina
                 South Carolina                South Carolina
                     Georgia                       Georgia
                     Florida                       Florida
                     Alabama                       Alabama
                   Mississippi                   Mississippi
                    Louisiana                     Louisiana
                      Texas                         Texas
                    Tennessee                     Tennessee
                    Illinois                      Illinois
                                                  Kentucky

The majority of our fiber optic network, approximately 2,175 sheath miles, comprises a long-haul network in the southeast United States that connects Dallas and Atlanta, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Houston and New Orleans. During the third quarter of 2000, we entered into peering agreements with MCI/Worldcom in both Atlanta and Dallas.

Since our inception, our principal activities have been the acquisition, integration, operation and improvement of the four ILECs in secondary markets. Through these acquisitions, we have acquired businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities.

Our current business plan is focused on continuing to develop our existing markets and expanding from those established markets into new expansion markets. Our ICD division currently serves the Research Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina, Peoria and Bloomington in Illinois, and Biloxi, Mississippi, New Orleans, Louisiana, Atlanta, Georgia, and Houston and Dallas, Texas in the Gulf Coast. Mobile and Montgomery, Alabama are near term markets we anticipate serving.

As a result of our limited operating history as a combined company, there is limited operating and financial data about us upon which to base an evaluation of our performance.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. For the fiscal year ended December 31, 2000, 96.1% of our operating revenues came from our LTD division. Our business plan is to generate increasing revenues from voice services (local and long distance), dedicated fiber transport, Internet access/enhanced data and other services. We expect that a substantial portion of our revenues will continue to be generated from the sale of communications services to customers in our established markets in the near term. Then, as we continue to develop and expand our CLEC business, we expect significant growth and a growing percentage of our revenues to come from sales of communications services to medium and large businesses and residential multi-dwelling units in our expansion markets. We also anticipate significant revenues to be generated from the sale of fiber transport services to large businesses, other major telecommunications carriers and other non-facilities based carriers. We will continue to offer bundled services and intend to continue to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts. We expect the fiber transport business will be price driven, and, as a result, we will competitively price these services to gain market share.

Expenses

Historically, our operating expenses have remained relatively consistent from period to period as the ILECs, which are the foundation of our business, experienced fairly consistent results and are anticipated to continue to do so in the future. In 2000, the LTD generated $68.7 million in EBITDA. However, as we make investments to develop our expansion markets, our operating expenses have become less consistent. We are making significant expenditures in our expansion markets to build our fiber network and develop a marketing and sales infrastructure. We currently expect that we will incur negative EBITDA in our ICD division for 2001 as we develop our CLEC business infrastructure and network.

We expect that our primary operating expenses will consist of cost of services and selling, general and administrative expenses in addition to depreciation and amortization.

Cost of services

Our cost of services includes:

  . plant specific costs and expenses, such as network and general support expense, central office switching and transmission expense, information origination/termination expense and cable and wire facilities expense;
  . plant nonspecific costs, such as testing, provisioning, network, administrative, power and engineering;
  . the cost of leasing unbundled copper loop lines and high capacity digital lines from the ILECs to connect our customers and other carriers' networks to our network;
  . the cost of leasing transport from ILECs or other providers where our fiber transport capacity is not available;
  . the cost of collocating in ILEC central offices; and . the cost of purchasing and installing electronics on our fiber network.

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

Selling, general and administrative expenses

Selling, general and administrative expenses include:

  .  selling and marketing expenses;
  .  expenses associated with customer care;
  . billing and other operating support systems; and . corporate expenses.

We currently employ a professional sales team and intend to expand this team to fulfill our expansion initiatives. We offer a competitive compensation package based on minimum quota sales and incentives for long-term contracts and bundled services. To date, we have been able to recruit experienced telecommunications sales professionals. It may not be possible to replicate the sales structure in other target markets due to competition for qualified sales professionals in the markets into which we are expanding.

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

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise as we expand from our established markets, operating losses in the markets into which we intend to expand will materially decrease our EBITDA. Further, our expansion plans require additional capital expenditures necessary to deliver high quality integrated communications services and solutions. Thus, we expect our free cash flow at times to be negative. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain profitability or generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results will differ from our current projections, and those differences may be material.

Results of Operations

In September 1999, we acquired Gulf Coast Services, and, in March 2000, we completed the Coastal Communications acquisition. As a result of these acquisitions, we believe that our historical financial statements for the fiscal year ended December 31, 2000 are not directly comparable with our historical financial statements for the year ended December 31, 1999. The operating results for the year ended December 31, 2000 include twelve months of operations for Gulf Coast Services and approximately nine months of operations for Coastal Communications whereas the year ended December 31, 1999 includes approximately three months of operations for Gulf Coast Services and no operations for Coastal Communications.


Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Total revenues increased $88.1 million to $169.7 million for the year ended December 31, 2000 from $81.5 million for the same period of 1999. The increase is attributable principally to a full year of operations of Gulf Coast Services and approximately nine months of operations of Coastal Communications being included in 2000 whereas 1999 only had three months of operations for Gulf Coast Services and none for Coastal Communications. Revenues of Gulf Coast Services accounted for $43.1 million, or 48.9%, of the net increase. Revenues of Coastal Communications accounted for $30.4 million, or 34.4%, of the net increase. Revenues generated by the ICD grew $6.2 million over the prior year. The remaining increase was primarily due to stronger revenues from private label long distance growth. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 82.4% and 87.2% for the years ended December 31, 2000 and 1999, respectively.

Total operating expenses increased $93.6 million from $76.0 million, or 93.3% of total revenues in 1999, to $169.7 million, or 100.0% of total revenues in 2000. The increase is attributable to the inclusion of a full year of operations of Gulf Coast Services, approximately nine months of operations for Coastal Communications and the expansion of the CLEC and transport business. The increases were partially offset by lower expenses in existing operations as a result of improved efficiencies. The inclusion of Gulf Coast Services' operating expenses accounted for $42.0 million, or 44.8%, the inclusion of Coastal Communications operating expenses accounted for $24.2 million, or 25.8%, and the expansion of the CLEC and fiber transport business accounted for $25.0 million, or 26.7%, of the net increase in operating expenses, respectively. Cost of services, as a percentage of total revenues, increased from 30.6% in 1999 to 37.9% in 2000, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 36.3% in 1999 to 32.5% in 2000. Depreciation and amortization expense, as a percentage of total revenues, increased from 26.4% in 1999 to 29.5% in 2000.

Net operating income decreased $5.5 million from $5.5 million, or 6.7% of total revenues in 1999, to a net operating loss of $8.0 thousand, or 0.0% of total revenues in 2000. The decrease in net operating income margin was directly attributable to the increase in operating expenses from the expansion of the CLEC and transport business. The impact of the losses from the expansion of the CLEC business were offset by positive results from the inclusion of Gulf Coast Services for the full year and Coastal Communications for nine months as well as improved operating results in our other existing operations.

Interest expense increased $38.8 million from $22.4 million, or 27.5% of total revenues in 1999, to $61.3 million, or 36.1% of total revenues in 2000. The increase in interest expense is attributable to the issuance of the senior notes in February, as well as the financing for the Gulf Coast Services acquisition and the Coastal Communications acquisition.

Net loss increased $44.4 million from $15.2 million, or 18.6% of total revenues in 1999, to $59.6 million, or 35.1% of total revenues in 2000, as a result of the factors discussed above. EBITDA increased $23.1 million from $27.0 million, or 33.1% of total revenues in 1999, to $50.1 million, or 29.5% of total revenues in 2000. The increase in EBITDA is primarily attributable to the EBITDA contributions of the two acquisitions.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

In January and November 1998 and September 1999, we acquired Mebcom, Gallatin River and Gulf Coast Services, respectively. As a result of the acquisitions, we believe that our historical financial statements for the year ended December 31, 1998 and 1999 are not directly comparable. The operating results for the year ended December 31, 1999 include twelve months of operations of Mebcom and Gallatin River, and three months of operations of Gulf Coast Services, whereas the operating results for the year ended December 31, 1998 include twelve months of operations of Mebcom and only two months of operations of Gallatin River.

Total revenues increased $64.7 million to $81.5 million for the year ended December 31, 1999. The increase is attributable to a full year of operations of Gallatin River in 1999 versus two months in 1998, and the inclusion of three months of operations of Gulf Coast Services in 1999. The change in Gallatin River's revenues accounted for $46.7 million, or 72.3% of the net increase; Gulf Coast Services' revenues accounted for $14.8 million, or 22.9% of the net increase. The remaining increase was primarily due to an approximate $2.0 million increase in miscellaneous revenues as directory advertising revenues increased. Revenues from voice services, which is comprised of local, network access and long distance service, as a percentage of total revenues, was approximately 87.2% and 87.9% for 1999 and 1998, respectively.

Total operating expenses increased $59.7 million from $16.3 million, or 96.9% of total revenues in 1998, to $76.0 million, or 93.3% of total revenues in 1999. The increase is primarily due to a full year of operations of Gallatin River in 1999 versus two months in 1998, the inclusion of three months of operations of Gulf Coast Services, and the expansion of Internet and CLEC business. The change in Gallatin River's operating expenses accounted for $39.2 million, or 65.7% of the net increase; Gulf Coast Services' operating expenses accounted for $12.9 million, or 21.6% of the net increase; and the expansion of Internet and CLEC business accounted for $6.6 million, or 11.0% of the net increase in operating expenses. Cost of services, as a percentage of total revenues, increased from 24.2% in 1998 to 30.6% in 1999, whereas selling, general and administrative expenses, as a percentage of total revenues, decreased from 47.9% in 1998 to 36.3% in 1999. Depreciation and amortization expense, as a percentage of total revenues, increased slightly from 24.8% in 1998 to 26.4% in 1999. Goodwill amortization expense increased $6.5 million to $8.2 million in 1999 as a result of the acquisitions of Gallatin River in November 1998 and Gulf Coast Services in September 1999.

Net operating income increased $5.0 million from $0.5 million, or 3.1% of total revenues in 1998, to $5.5 million, or 6.7% of total revenues in 1999. The increase in net operating income margin was directly attributable to the decrease in operating expenses as a percentage of total revenues.

Interest expense increased $18.6 million from $3.9 million, or 23.1% of total revenues in 1998, to $22.4 million, or 27.5% of total revenues in 1999. The increase in interest expense was primarily due to the financings associated with the acquisitions of Gallatin River and Gulf Coast Services.

Net loss increased $12.1 million from $3.1 million, or 18.4% of total revenues in 1998, to $15.2 million, or 18.6% of total revenues in 1999, as a result of the factors discussed above. EBITDA increased $22.3 million from $4.7 million, or 27.9% of total revenues in 1998, to $27.0 million, or 33.1% of total revenues.


Liquidity and Capital Resources

We are a holding company with no business operations of our own. Our only significant assets are the capital stock/member interests of our subsidiaries. Accordingly, our only sources of cash to pay our obligations are cash on hand and distributions from our subsidiaries from their net earnings and cash flow. Even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock/member interests, we cannot guarantee you that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay such dividend or distribution under the terms of their credit facilities.

Since our inception, we have funded our operations and growth through cash flow from operations, borrowings and equity contributions from our member. Our balance sheet reflected positive working capital of $11.4 million at December 31, 2000 and $63.2 million at December 31, 1999.

Operating Activities. For the years ended December 31, 2000, 1999 and 1998, we generated cash from operating activities of $20.3 million, $12.9 million and $3.6 million, respectively. Though our net loss has grown each year, a significant percentage of this growth has come from increasing non-cash items such as depreciation, amortization and deferred compensation. The increase in cash from operating activities from 1999 to 2000 of approximately $7.3 million is primarily attributable to the increase in the net change in accounts payable and accrued expenses being significantly larger in 2000 when compared to the same period of 1999. This effectively offset the larger net loss. The increase from 1998 to 1999 can be attributed to our improved operating results as a result of the impact of the acquisitions of Gulf Coast Services and Gallatin River. For 1999, taking our net loss and excluding the impact of depreciation, amortization and deferred compensation, we generated operating cash flows of $8.9 million compared to $1.4 million in 1998 computed on the same basis.

Investing Activities. For the year ended December 31, 2000, we used cash for investing activities in the amount of $211.0 million. Investing activities in 2000 were primarily attributable to the acquisition of Coastal Communications, net of cash acquired, for $116.6 million. In addition, purchases of telephone plant and equipment were $89.6 million. For the year ended December 31, 1999, we used cash for investing activities in the amount of $374.6 million, primarily in the acquisition of Gulf Coast Services, net of cash acquired, for $310.5 million, purchase of subordinated capital certificates ("SCC's") in our senior lender Rural Telephone Finance Cooperative ("RTFC") of $31.6 million related to the financing of the Gulf Coast Services acquisition and purchases of telephone plant and equipment of $37.8 million. For the year ended December 31, 1998, we used $269.9 million in cash for investing activities principally in the acquisitions of Mebcom and Gallatin River.

Financing Activities. For the year ended December 31, 2000, net cash provided by financing activities was $170.4 million and consisted of $27.4 million in capital contributions from our member and $329.6 million in proceeds from long-term debt. The proceeds from long-term debt were made up of $197.3 million in net proceeds from the senior notes offering, $121.0 million in financing for the Coastal Communications acquisition and $11.3 million in additional borrowings used to purchase SCC's as part of the refinancing of our loan agreements with the RTFC. These amounts were offset by payments on long-term debt of $186.7 million, the most significant payment resulting from the repayment of a note in the amount of $177.8 million to the RTFC. For 1999, net cash provided by financing activities was $439.0 million. This included loan proceeds of $316.2 million from the RTFC used in the Gulf Coast Services acquisition and capital contributions from our member of $127.1 million. For 1998, net cash provided by financing activities was $265.0 million which consisted principally of $50.3 million in capital contributions from our member and $227.1 million in proceeds from long-term debt related to the financing of the acquisitions of Mebcom and Gallatin River.

Long-Term Debt and Revolving Credit Facilities

We or our subsidiaries currently have outstanding term and revolving credit facilities with RTFC, which were entered into in connection with the acquisitions of Mebcom, Gallatin River, Gulf Coast Services and Coastal Communications. On December 29, 2000, our subsidiary, Madison River LTD Funding Corp., entered into a definitive agreement with the RTFC to refinance our five existing loan agreements with the RTFC, consolidating them into one new loan agreement. As part of the transaction, the Company borrowed an additional $11.3 million from the RTFC to finance the purchase of additional SCC's. Principal repayment terms and security provisions under the new agreement are substantially similar to those which existed under the previous separate agreements. Our blended interest rate fell from 8.13% to 7.98% as a result of the transaction. In addition, under the previous structure, we had four secured lines of credit that together totaled $31.0 million with certain amounts subject to an annual pay-down provision. With the new agreement, we consolidated these four credit lines into a new $31.0 million facility with no annual pay-down provision and which matures in March 2005. The new credit line bears interest at the RTFC base rate for a standard line of credit plus 50 basis points. The $7.8 million secured term facility available to Gulf Telephone Company remains available under the new agreement, and the $10.0 million unsecured line of credit obtained by Coastal Utilities continues to be effective under its original terms. The transaction received all necessary regulatory approvals and was completed during the first quarter of 2001.

As of December 31, 2000, we had $468.0 million in term loans outstanding with the RTFC and another $10.0 million drawn against our secured line of credit. In addition, we had $46.9 million in SCC's which represent ownership interests in the RTFC. Pursuant to our original loan agreements entered into in connection with each acquisition, we purchased SCC's in amounts equal to 5% or 10% of the amount borrowed under the term facilities depending on the agreement. We financed the purchase of the SCC's with additional borrowings from the RTFC. As part of our refinancing in December 2000, we agreed to increase the level of SCC's for each note where we had originally purchased SCC's equivalent to 5% of the amount advanced to the 10% level. To accomplish this, we borrowed an additional $11.3 million from the RTFC to purchase an equivalent amount of SCC's. The SCC's are redeemed proportionately as we make payments to reduce the principal amount outstanding under the term facilities.

In connection with the Mebcom acquisition, on January 16, 1998, Mebtel, Inc., our wholly owned subsidiary, entered into a secured credit facility with the RTFC consisting of a $23.3 million term loan and a $1.0 million revolving line of credit. The term facility matures in January 2013, and the line of credit was refinanced as part of the refinancing described above. A total of $22.6 million was funded from the term loan at the closing of the acquisition. The term facility bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted $15.0 million of the facility into a fixed rate of 6.8% per annum, which was subsequently reduced as part of the refinancing to 6.5%, through September 2003. In April 2000, we converted the remaining variable portion of the facility in the amount of $7.2 million into a fixed rate of 8.55% per annum, which was subsequently reduced as part of the refinancing to 8.15%, through April 2003. In addition, we borrowed an additional $1.1 million during the refinancing and purchased SCC's, raising the level of SCC's for this note from 5% to 10%. At December 31, 2000, $21.7 million was outstanding under this term facility.

In connection with the Gallatin River acquisition, on October 30, 1998, Gallatin River Communications, LLC and Madison River Communications, Inc. (renamed Madison River Management Company effective March 6, 2000), our wholly owned subsidiaries, entered into a secured credit facility with the RTFC consisting of a $123.2 million term facility and $10.0 million revolving line of credit by Gallatin River Communications and a $73.7 million term facility by Madison River Management Company. The term loans were fully funded at the closing of the acquisition. The term facilities mature in October 2013, and the line of credit was refinanced as part of the refinancing described above. The term facilities bear interest at the base rate of RTFC's stated variable rate plus 75 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $123.2 million term facility into a fixed rate of 7.0% per annum, which was subsequently reduced as part of the refinancing to 6.7%, through November 2004, and we converted the $73.7 million term facility into a fixed rate of 8.8% per annum, which was subsequently reduced as part of the refinancing to 8.4%, through April 2003. In addition, we borrowed an additional $10.2 million during the refinancing and purchased SCC's, raising the level of SCC's for these notes from 5% to 10%. At December 31, 2000, $124.1 million and $76.7 million, respectively, were outstanding under these term facilities.

To finance the Gulf Coast Services acquisition, on September 29, 1999, we entered into a secured term facility with the RTFC for $177.8 million, and our subsidiary, Gulf Telephone Company, entered into two secured term facilities for $138.4 million and $7.8 million and a secured revolving line of credit for $10.0 million with the RTFC. The $138.4 million and $177.8 million term facilities were fully funded at the closing of the acquisition, and the $7.8 million term facility is available to Gulf Telephone Company for working capital and capital expenditures. In February 2000, we repaid in full our $177.8 million term facility with proceeds from the senior notes offering. The remaining term facilities with Gulf Telephone Company mature in September 2014, and the line of credit was refinanced as part of the refinancing described above. Gulf Telephone Company's term facilities bear interest at the base rate of RTFC's stated variable rate plus 35 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $138.4 million term facility into a fixed rate of 8.4% per annum through October 2004. At December 31, 2000, $136.9 million was outstanding under this term facility.

On February 17, 2000, we privately placed $200.0 million of 13 1/4% senior notes due 2010. The proceeds from the offering were approximately $189.7 million, net of bond discount of $2.7 million and issuance costs of $7.6 million. We used the proceeds of the offering to repay our $177.8 million secured term facility with RTFC related to the Gulf Coast acquisition, to finance a portion of the Coastal acquisition and for general corporate and working capital purposes. At December 31, 2000, the senior notes had a carrying value of $197.4 million.

To finance the Coastal Communications acquisition, on March 30, 2000, our subsidiary, Coastal Utilities, entered into secured facilities for $118.7 million and a $10.0 million unsecured revolving line of credit with the RTFC. The secured facilities, which were completely drawn down, are composed of a $108.7 million, fifteen year term facility and a $10.0 million, interest only, five year line of credit facility. The term facility bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $108.7 million term facility into a fixed rate of 8.5% per annum through April 2005. The secured line of credit was refinanced as part of the refinancing described above. The unsecured line of credit, which remains undrawn, bears interest at the RTFC base rate for a standard line of credit plus 100 basis points. At December 31, 2000, $108.7 million remains outstanding under the term facility. Our first principal installment of $1.1 million is due in July 2001.

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

At December 31, 2000, we had $38.8 million of undrawn credit facilities available with the RTFC.

Capital Requirements

Our business will require significant capital to fund capital expenditures, working capital needs, debt service and cash flow deficits. In the near term, we expect that our primary uses of cash will include the purchase and installation of:

  .  electronics for our fiber optic network;
  .  digital ATM switches; and
  .  transmission equipment collocated in ILEC central offices.

Our expenditures will also include:

  . real estate expenses in connection with our network facilities and operations;
  . the development and integration of operations support systems and other automated back office systems;
  .  the upgrade and maintenance of our current network infrastructure;
  .  sales and marketing;
  .  corporate overhead; and
  .  personnel development.

We currently estimate that cash required to fund capital expenditures in 2001 will be approximately $65.0 million. For the year ended December 31, 2000, cash used to fund capital expenditures was approximately $65.0 million. We currently project that existing equity commitments, available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be sufficient to finance our currently contemplated expansion initiatives in the Gulf Coast, Mid-Atlantic and Midwest markets through 2001. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

  . the extent to which we consummate any significant additional acquisitions; . the success of our expansion initiatives;
  .  the demand for our services in our existing markets;
  . our ability to acquire, develop and integrate the necessary OSS and other back office systems; and
  .  regulatory, technological and competitive developments.

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

Under the terms of Madison River Telephone's Operating Agreement, at any time on or after January 2, 2006, certain members may require Madison River Telephone to purchase all of their units at an amount equal to the fair market value of the units. Subject to compliance with the restrictions contained in our credit facilities and the indenture with respect to the senior notes, we may make distributions to Madison River Telephone to satisfy this obligation.

As part of the Coastal Communications acquisition, we issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B shares have put and call features exercisable by the holders and us. Based on the put and call features, the holders of Series A shares may put their shares to Coastal Communications in December 2005 for $17.7 million. The holders of the Series B shares have the right to put their shares for $35.0 million during the first two years subsequent to closing upon the occurrence of certain defined events. Such an event occurred with our successful completion of the exchange offer for the senior notes in July 2000. In February 2001, the holders of the Series B shares exercised their put option, and the Company has until April 2002 to repurchase the Series B shares for $35.0 million. The put and call features of the Series A and Series B shares are defined pursuant to the terms of a shareholders agreement.

On December 27, 2000, the Company entered into a definitive agreement to sell over 4,200 access lines and other operating assets that comprise the exchanges in Staunton and Livingston, Illinois to Madison Telephone Company for approximately $13.6 million, subject to purchase price adjustments. As part of the agreement, the Company will provide certain services to Madison Telephone Company subsequent to the closing of the transaction. The transaction is subject to certain risks that could delay or prevent the closing of the transaction. Primarily, the transaction is subject to third party consents including, but not limited to, obtaining approval from the Illinois Commerce Commission and the FCC pursuant to terms that are reasonably acceptable to Madison Telephone Company and us. In addition, Madison Telephone Company must obtain final approval from its lender for the financing of the transaction. The transaction is expected to be completed near the end of the second quarter of 2001.

To the extent that our development plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, RTFC financing, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot guarantee you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back our expansion plans, either of which could have a material adverse effect on our projected financial condition and results of operations.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on our consolidated financial statements.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of December 31, 2000, we had fixed rate secured debt with the RTFC of $456.7 million at a blended rate of 7.98%. The fixed rates on the facilities expire from 2003 to 2005 at which time they will be adjusted. We have $11.3 million in term facilities and $10.0 million under a secured line of credit with the RTFC that bear variable interest rates approximating 8.0%. Changes in interest rates would have an immaterial impact on the variable rate borrowings under our facility. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

As part of the Coastal Communications acquisition, we acquired a marketable equity security investment in Illuminet, Inc. with a fair value, as of December 31, 2000, of $6.9 million, for which we were subject to market risk. The entire equity security investment was converted to cash by the end of January 2001.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Managers and Executive Officers

We are managed by our sole member, Madison River Telephone Company. As of March 1, 2001, the Board of Managers of Madison River Capital consisted of the following nine members: J. Stephen Vanderwoude, Paul H. Sunu, Robert C. Taylor, Jr., James N. Perry, Jr., James H. Kirby, Sanjeev K. Mehra, Joseph P. DiSabato, Mark A. Pelson and Albert J. Dobron, Jr. At present, all managers are appointed by certain groups of members of Madison River Telephone Company. The members holding a majority of the member units, the group consisting of Madison
Dearborn Partners' affiliates, the group consisting of Goldman Sachs' affiliates, and the group consisting of Providence Equity Partners' affiliates, are each entitled to appoint up to two individuals affiliated with it to the Board of Managers. The members holding a majority of the member units held by those individuals in management subject to employment agreements are entitled to appoint up to three individuals to the Board of Managers, at least two of whom must be J. Stephen Vanderwoude, James D. Ogg or Paul H. Sunu. In the event that an appointed Manager ceases to serve as a member of the Board of Managers, the resulting vacancy on the Board of Managers must be filled by a person appointed by the members that appointed the withdrawn manager. The following table sets forth certain information regarding the members of the Board of Managers, executive officers and key operations personnel of Madison River Capital and its operating subsidiaries.

Name                              Age  Position
- ----                             ----- --------
J. Stephen Vanderwoude             56  Managing Director - Chairman and Chief Executive Officer; Member of Board of Managers
James D. Ogg                       62  Managing Director and Chairman - Local Telecommunications Division
Paul H. Sunu                       44  Managing Director - Chief Financial Officer and Secretary; Member of Board of Managers
Kenneth Amburn                     58  Managing Director and Chief Operating Officer - Local Telecommunications Division
Bruce J. Becker                    54  Managing Director - Chief Technology Officer and President and Chief Operating
                                       Officer - Integrated Communications Division
Michael T. Skrivan                 47  Managing Director - Revenues
Joseph P. DiSabato                 34  Member of Board of Managers
Albert J. Dobron, Jr.              32  Member of Board of Managers
James H. Kirby                     32  Member of Board of Managers
Sanjeev K. Mehra                   41  Member of Board of Managers
Mark A. Pelson                     39  Member of Board of Managers
James N. Perry, Jr.                39  Member of Board of Managers
Robert C. Taylor, Jr.              41  Member of Board of Managers

The following sets forth certain biographical information with respect to the members of our Board of Managers and our executive officers:

Mr. J. Stephen Vanderwoude, a founding member of Madison River Telephone Company in 1996, serves as a Managing Director - Chairman and Chief Executive Officer. He has over 34 years of telecommunications experience including serving as President and Chief Operating Officer and a Director of Centel Corporation and President and Chief Operating Officer of the Local Telecommunications division of Sprint Corporation. He has also served as President and Chief Executive Officer and director of Powerhouse Technologies, Inc. from 1994 to 1995. He is currently a director of Centennial Communications, GigaRed LLC and First Midwest Bancorp.

Mr. James D. Ogg, a founding member of Madison River Telephone Company in 1996, serves as a Managing Director and is Chairman of the Local Telecommunications Division. He has over 41 years of telecommunications experience including serving as President of Centel--Illinois and Vice President and General Manager of Centel--Virginia and Centel--North Carolina. Mr. Ogg has also served as Vice President for Governmental Relations for Centel Corporation. In this capacity, Mr. Ogg was responsible for advocacy of corporate policy on telecommunications, cable and electric businesses before Congress and federal regulatory agencies. Mr. Ogg has successfully testified in or managed seventeen rates cases and brings extensive experience in dealing with federal and state regulatory processes. Mr. Ogg was retired from Sprint Corporation, the acquiror of Centel in 1994.

Mr. Paul H. Sunu, a founding member of Madison River Telephone Company in 1996, serves as Managing Director - Chief Financial Officer and Secretary. Mr. Sunu is a certified public accountant and a member of the Illinois Bar with 19 years of experience in finance, tax, treasury, securities and law. From 1991 to 1996, Mr. Sunu served as Senior Vice President, CFO and General Counsel for RHR International Company, a management consulting firm with 16 profit centers located in North America, Europe and Russia. Mr. Sunu has also served as President and is one of four principals who established JMG Financial Group, a tax and investment consulting firm. The four principals of JMG established Equity Partners, Ltd., a real estate acquisitions and management firm. Today, Equity Partners is known as Great Lakes REIT, a New York Stock Exchange company.

Mr. Kenneth Amburn serves as a Managing Director and is Chief Operating Officer of the Local Telecommunications Division, joining Madison River in 1998. He has over 36 years of telecommunications experience including service as Vice President--Operations for Centel--Texas where he had oversight for operations involving over 280,000 access lines and for customer services, network maintenance, construction, and overall business operations for Texas. Mr. Amburn has also served as Vice President, East Region Telecommunications for Citizens Utilities where he was responsible for establishing the operations and completing the transition of 1,400 employees to Citizens Utilities in connection with a 500,000 access line purchase from GTE. In addition, Mr. Amburn established entrepreneurial operations through his service with Network Construction Services, Inc. as Executive Vice President and a member of the Board of Directors from 1995 to 1998.

Mr. Bruce J. Becker serves as Managing Director - Chief Technology Officer and is President and Chief Operating Officer of the Integrated Communications Division, joining Madison River in 1999. He has over 37 years of telecommunications experience including serving as the Senior Vice President of Operations and Planning for ICG Telecommunications and CIO for ICG's Telecommunications Group from 1995 to 1997. Prior to that time, Mr. Becker served in various roles for Centel Corporation, including Vice President of Strategic and Technical Planning, General Manager of Network Engineering and Operations for Centel's Nevada and Texas Region, General Manager of Operational Planning and Marketing for Centel--Nevada and General Network and Switching Manager Centel--Texas. Most recently, from 1997 to 1998, Mr. Becker founded and served as President of BTC Partners LTD., a telecommunications consulting firm providing services to an array of CLECs, ILECs, CATV providers, telecommunications and data transport equipment manufacturers and investment groups. Mr. Becker has also served as a voting director of the T1 Committee, a director on the UNLV School of Engineering Board, a senior member of Northern Telecom's technical advisory board, an active member of USTA and has testified as an expert witness at the state and federal level on numerous rate and technology proceedings and inquiries.

Mr. Michael T. Skrivan serves as Managing Director - Revenues for Madison River Telephone Company, joining Madison River in 1999. He is a certified public accountant and a certified management accountant with 23 years of experience in the telecommunications industry. Prior to joining Madison River Telephone Company, Mr. Skrivan was a founding member in the consulting firm of Harris, Skrivan & Associates, LLC, which provides regulatory and financial services to local exchange carriers from 1995 to 1999. Mr. Skrivan was also an executive with Illinois Consolidated Telephone Company for nine years, holding positions in regulatory, strategic planning, marketing and customer service. At Illinois Consolidated, which serves 80,000 access lines, he helped develop competitive businesses, including wireless services, long distance services, fiber operations, directory services, operator services, inmate services and payphone services. Mr. Skrivan began his telecommunications career with Ernst & Young's Telecommunications Consulting Practice, providing cost-of-service studies to Independent Telephone Companies throughout the United States.

Mr. Joseph P. DiSabato is a member of the Board of Managers and a Managing Director of Goldman, Sachs & Co. in the Merchant Banking Division where he has been employed since 1994. Mr. DiSabato serves on the Board of Directors of several privately held companies on behalf of Goldman Sachs.

Mr. Albert J. Dobron, Jr. is a member of the Board of Managers and a Vice President of Providence Equity Partners. He has been at Providence Equity Partners since 1999. Mr. Dobron is also an observer on the Board of Directors of Surebridge, Inc. Prior to that time, Mr. Dobron worked for Morgan Stanley & Co. from 1996 to 1999 in mergers and acquisitions and held positions with the K.A.D. Companies, a private equity investment group, working primarily in an operating role with one of the firm's portfolio companies. From 1994 to 1996, he was earning his Masters of Business Administration degree at the Harvard Business School.

Mr. James H. Kirby is a member of the Board of Managers and a Managing Director of Madison Dearborn Partners. He joined Madison Dearborn Partners in 1996 and focuses on venture capital and private equity investing in the communications industry. Prior to his joining Madison Dearborn Partners, Mr. Kirby was with The Beacon Group from 1995 to 1996 and Lazard Freres & Co from 1993 to 1995 in private equity investing and investment banking. Mr. Kirby currently serves on the Board of Directors of Completel Europe LLC, Reiman Holding Company, LLC, and Wireless One Network, L.P.

Mr. Sanjeev K. Mehra is a member of the Board of Managers and a Managing Director in Goldman Sachs' Merchant Banking Division for the past five years. He serves on the board of Amscan Holdings, Inc. and on the boards of several portfolio companies. He is a member of the Principal Investment Area's Investment Committee.

Mr. Mark A. Pelson is a member of the Board of Managers and a Managing Director of Providence Equity Partners where he has been employed since 1996. Mr. Pelson is currently also a director of Carrier 1 International S.A., Global Metro Networks, Mpower Communications, Inc. and Language Line Holdings, LLC. Prior to joining Providence, Mr. Pelson was a co-founder and director of TeleCorp, Inc., a wireless telecommunications company from 1994 to 1996. He previously served in various management positions with AT&T, most recently as a general manager of strategic planning and mergers and acquisitions.

Mr. James N. Perry, Jr. is a member of the Board of Managers and a Managing Director and co-founder of Madison Dearborn Partners. Prior to his joining Madison Dearborn Partners in 1993, Mr. Perry was with First Chicago Venture Capital for eight years. Mr. Perry concentrates on investments in the communications industry and currently also serves on the Boards of Directors of Allegiance Telecom, Inc., @link Networks, Inc., Completel LLC, Clearnet Communications Inc., Enews.com, Focal Communications Corporation, Omnipoint Corporation, Orblynx, Inc., Pangea Ltd., Reiman Holding Company, LLC and Wireless One Network, L.P.

Mr. Robert C. Taylor, Jr. is a member of the Board of Managers and is President and Chief Executive Officer of Focal Communications Corporation. He was appointed to this position in August 1996 and is also the company's co-founder and a director. Prior to Focal Communications Corporation, Mr. Taylor was Vice President of Global Accounts for MFS Communications. Mr. Taylor is currently chairman of the Association for Local Telecommunications Services (ALTS), the nation's leading organization representing facilities-based competitive local exchange carriers (CLECs). In addition, Mr. Taylor sits on the board of directors for IPLAN Networks, a CLEC based in Argentina.


Item 11.  Executive Compensation

The following table sets forth certain information regarding the cash and non-cash compensation paid by Madison River Telephone Company to the Chief Executive Officer and to each of our four most highly compensated executive officers other than the Chief Executive Officer, whose combined salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2000 and 1999 (collectively, the "Named Executive Officers"). The managers of Madison River Capital do not receive any compensation for serving on the Board of Managers.

                           Summary Compensation Table

                                                                                                    Long-term
                                                                                                  Compensation
                                                         Annual Compensation                         Awards
                                        ----------------------------------------------------      ------------
                                                                                                   Securities
                                                                                                   Underlying
                                                                                Other Annual       Unit Option        All Other
Name                                    Year         Salary         Bonus       Compensation         Grants       Compensation (1)
- ----                                   -----       ---------       -------      ------------      ------------    ----------------
J. Stephen Vanderwoude                  2000        $169,647      $190,000                --                --         $  5,250
(Chairman and CEO)                      1999         189,800       111,000                --                --          250,244

James D. Ogg                            2000         160,202        89,010                --                --            5,250
(Chairman of the LTD)                   1999         160,646        50,004                --                --           61,793

Paul H. Sunu                            2000         160,014       140,000                --                --            5,250
(CFO and Secretary)                     1999         160,014        90,000                --                --           47,132

Ken Amburn                              2000         160,053        60,000                --                --            5,250
(COO of the LTD)                        1999         197,809         3,334                --                --            4,467

Bruce J. Becker                         2000         160,000        80,000                --                --            5,250
(CTO and President and                  1999         160,000            --                --                --               --
COO of the ICD)

(1) Includes matching contributions for the 401(k) Savings Plan and compensation deferred from previous years.

401(k) Savings Plans

In 1998, we established a 401(k) savings plan covering substantially all of our employees that meet certain age and employment criteria. Pursuant to the plan, eligible employees may elect to reduce their current compensation by up to 15% of eligible compensation. We have agreed to contribute an amount equal to 50% of employee contributions for the first 6% of compensation contributed on behalf of all participants. We made matching contributions of approximately $1,058,000, $480,000 and $23,600 in 2000, 1999 and 1998, respectively. In addition, we made a discretionary contribution of $200,000 in 2000. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by us to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn and our contributions are deductible by us when made.

Long-Term Incentive Plan

In 1998, we adopted a long-term incentive plan arrangement which provides for annual incentive awards for certain employees as approved by the Board of Directors. Under the terms of the plan, annual awards are expensed over the succeeding twelve months after the award is determined. The incentive awards vest automatically at the time of a qualified event as defined under the plan. Vested awards are payable under certain circumstances as defined under the long-term incentive plan arrangement. We recognized compensation expense of $4,772,000, $2,576,000 and $313,000 in the years ended December 31, 2000, 1999 and 1998, respectively, related to the long-term incentive awards.

Pension Plan

In May 1998, we adopted a noncontributory defined benefit pension plan, which was transferred to us from our subsidiary Mebtel, Inc. The plan covers all full-time employees, except employees of Gulf Coast Services and Coastal Communications, who have met certain age and service requirements and provides benefits based upon the participants' final average compensation and years of service. Our policy is to fund the maximum allowable contribution by the Internal Revenue Service and comply with the funding requirements of the Employee Retirement Income Security Act of 1974.

Employment Agreements

We have entered into employment, confidentiality and noncompetition agreements with Messrs. J. Stephen Vanderwoude, James D. Ogg, Paul H. Sunu and Bruce J. Becker providing for employment of each executive for a five-year period, subject to termination by either party (with or without cause) on 30 days' prior written notice. The agreements also provide that employees may not disclose any confidential information while employed by us or thereafter. Additionally, the agreements provide that the employees will not compete with us for a period of up to a maximum of fifteen months following termination for cause or voluntary termination of employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

All of Madison River Capital's outstanding member units are owned by Madison River Telephone Company. Madison River Capital owns all of the outstanding stock in Madison River Finance Corp. The following table sets forth certain information regarding the beneficial ownership of Madison River Telephone Company's member units as of February 28, 2001 by (A) each holder known by Madison River Telephone Company to beneficially own five percent or more of such member units, (B) each executive officer of Madison River Telephone Company and
(C) all executive officers and managers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase member units that are currently exercisable or exercisable within 60 days of February 28, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


                                                        Number of Class A
                                                       Units, Warrants or
                                                        Options Held by
                       Name                                 Member                 Percentage of Units
                       ----                            ------------------         ---------------------
J. Stephen Vanderwoude                                    4,352,809.02 (1)(2)              2.05%
James D. Ogg                                              1,863,068.01 (1)(2)                 *
Paul H. Sunu                                              2,123,726.16 (1)(2)                 *
Bruce J. Becker                                           1,387,563.29 (1)(2)                 *
Ken Amburn                                                     -                            -
Madison Dearborn Partners group (3)                      85,962,015.42                    40.05%
Goldman Sachs group (4)                                  71,635,012.69                    33.44%
Providence Equity Partners group (5)                     47,279,108.13                    22.07%
ORVS Madison River                                        5,550,253.16 (2)                 2.59%
All officers and managers as a group (13 persons)       214,603,302.73                    99.99%

* Represents less than one percent (1%).

(1) Excludes the following incentive interests granted to management. The units granted to the named executive officers below vest over time while the units granted to the Madison River Long Term Incentive Plan contain vesting provisions which are contingent upon the occurrence of certain liquidity events, including the sale of the company or an initial public offering:

                                                       Class B Units   Class C Units
                                                       -------------  ---------------
          J. Stephen Vanderwoude                            3,000          1,550 (a)
          James D. Ogg                                      1,500          1,150
          Paul H. Sunu                                      1,000          1,150
          Bruce J. Becker                                      --            770
          Madison River Long Term Incentive Plan            3,835          5,067

          (a) Includes 1,200 units which the named executive officer gifted in trust to his three adult children for which the named executive officer disclaims beneficial ownership.

(2) Includes the following units which are owned by ORVS Madison River but beneficial ownership of which is attributable to each officer: J. Stephen Vanderwoude--1,425,705.70; James D. Ogg--1,425,705.70; Paul H. Sunu--
     1,425,705.70; and Bruce J. Becker--1,425,705.70.
(3) Includes 392,610 units which Madison Dearborn Capital Partners, L.P. has the right to acquire upon conversion of existing indebtedness and 76,569,405.42 units held by Madison Dearborn Capital Partners II, L.P.; 8,711,355.10 units held by Madison Dearborn Capital Partners III, L.P.; 193,429.77 units held by Madison Dearborn Special Equity III, L.P.; 75,000.00 units held by Madison Dearborn Special Advisors Fund I, LLC; and 20,215.13 units held by Madison Dearborn Special Co-Invest Partners I.
(4) Includes 37,331,285.78 units held by GS Capital Partners II, L.P.; 7,614,577.66 units held by GSCPII Mad River Holding, L.P.; 1,657,820.36 units held by GSCPII Germany Mad River Holding, L.P.; 17,867,826.82 units held by GSCPII Offshore Mad River Holding, L.P.; 2,341,390.43 units held by Bridge Street Fund 1997, L.P.; and 4,822,111.85 units held by Stone Street Fund 1997, L.P.
(5) Includes 47,279,108.13 units held by Providence Equity Partners, L.P. and Providence Equity Partners II L.P.


Item 13.  Certain Relationships and Related Transactions

Goldman, Sachs & Co., who holds directly and through affiliates approximately 33.44% of the Class A interests in Madison River Telephone Company, our parent and sole member, was the lead underwriter of the syndicate that purchased the $200.0 million in senior notes that we privately placed in February 2000. As a result, we paid Goldman, Sachs & Co. an underwriting discount fee of $5.5 million.

Paul H. Sunu and James D. Ogg each have loans outstanding payable to Madison River Telephone Company. The proceeds of these loans were used to purchase Class A interests in Madison River Telephone Company. The loans, payable on demand, bear interest at 8% and are secured by the Class A interests.

As of March 1, 2001, Paul H. Sunu and James D. Ogg each had outstanding loan balances of $250.0 thousand.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Madison River Capital, LLC and report of independent public accountants are included in the F pages of this Form 10-K:

          Report of independent public auditors.

          Consolidated balance sheets as of December 31, 2000 and 1999.

          Consolidated statements of operations and comprehensive loss for the years ended December 31, 2000, 1999 and 1998.

          Consolidated statements of member's capital for the years ended December 31, 2000, 1999 and 1998.

          Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998.

          Notes to consolidated financial statements.

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as page F-28.

          Schedule II-- Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the SEC either have been included in our consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

          The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages I-1 to I-3 of this Form 10-K.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter of 2000.

(c)       Exhibits.

          The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages I-1 to I-3 of this Form 10-K.

(d)       Financial Statement Schedule

          The following financial statement schedule is filed herewith on page F-28 of this Form 10-K:

          Schedule II -- Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our consolidated financial statements or notes thereto.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MADISON RIVER CAPITAL, LLC


                          By:  /s/ J. STEPHEN VANDERWOUDE
                             --------------------------------
                                   J. Stephen Vanderwoude
                              Managing Director, Chairman and
                                  Chief Executive Officer

                          Date: April 2, 2001
                               ------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 2, 2001.



By:   /s/  J. STEPHEN VANDERWOUDE
   -------------------------------------
           J. Stephen Vanderwoude
       Managing Director, Chairman and
          Chief Executive Officer
       (Principal Executive Officer)


By:       /s/  PAUL H. SUNU
   -------------------------------------
               Paul H. Sunu
         Managing Director, Chief
     Financial Officer and Secretary
      (Principal Financial Officer)


By:       /s/  JOHN T. HOGSHIRE
   -------------------------------------
               John T. Hogshire
           Vice President-Controller
        (Principal Accounting Officer)

          /s/ JOSEPH P. DISABATO
- ---------------------------------------
            Joseph P. DiSabato
                 Manager



         /s/ ALBERT J. DOBRON, JR.
- ---------------------------------------
           Albert J. Dobron, Jr.
                Manager



            /s/ JAMES H. KIRBY
- ----------------------------------------
              James H. Kirby
                 Manager



          /s/ SANJEEV K. MEHRA
- ---------------------------------------
            Sanjeev K. Mehra
                 Manager



        /s/ ROBERT C. TAYLOR, JR.
- ---------------------------------------
          Robert C. Taylor, Jr.
                 Manager



           /s/ MARK A. PELSON
- ---------------------------------------
             Mark A. Pelson
                 Manager



         /s/  JAMES N. PERRY, JR.
- ---------------------------------------
           James N. Perry, Jr.
                 Manager

                          Madison River Capital, LLC

                       Consolidated Financial Statements

                     As of December 31, 2000 and 1999 and
               for the Three Year Period Ended December 31, 2000


                  Index to Consolidated Financial Statements

Report of Independent Auditors..........................................................................................   F-2

Consolidated Financial Statements

  Consolidated Balance Sheets ..........................................................................................   F-3
  Consolidated Statements of Operations ................................................................................   F-5
  Consolidated Statements of Member's Capital ..........................................................................   F-6
  Consolidated Statements of Cash Flows ................................................................................   F-7
  Notes to Consolidated Financial Statements ...........................................................................   F-8

Schedule II - Valuation and Qualifying Accounts.........................................................................  F-28


                        Report of Independent Auditors


Member
Madison River Capital, LLC

We have audited the accompanying consolidated balance sheets of Madison River Capital, LLC as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, member's capital, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Madison River Capital, LLC at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           /s/ ERNST & YOUNG LLP


Raleigh, North Carolina
February 9, 2001

                          Madison River Capital, LLC

                          Consolidated Balance Sheets
                                (in thousands)

                                                                      December 31
                                                                    2000       1999
                                                                 --------------------
Assets
Current assets:
 Cash and cash equivalents                                       $ 63,410    $ 83,729
 Accounts receivable, less allowance for uncollectible
  accounts of $1,150 and $1,087 in 2000 and 1999,
  respectively                                                     14,376      11,673
 Receivables, primarily from interexchange carriers                 9,642       6,592
 Income tax recoverable                                               355          54
 Inventories                                                        2,363       1,343
 Deferred income taxes                                              1,510          48
 Other current assets                                               5,685       1,436
                                                                 --------    --------
Total current assets                                               97,341     104,875
                                                                 --------    --------

Telephone plant and equipment
 Land, buildings and general equipment                             54,920      48,575
 Central office equipment                                          84,818      48,345
 Poles, wires, cables and conduit                                 204,493      80,409
 Leasehold improvements                                             1,656       1,372
 Software                                                           6,193       6,829
 Construction-in-progress                                          88,739     121,353
                                                                 --------    --------
                                                                  440,819     306,883
 Accumulated depreciation and amortization                        (40,500)    (13,561)
                                                                 --------    --------
Telephone plant and equipment, net                                400,319     293,322
                                                                 --------    --------

Other assets:
 Rural Telephone Bank stock, at cost                               10,078       8,606
 Rural Telephone Finance Cooperative stock, at cost                46,946      42,933
 Goodwill, net of accumulated amortization of $25,770
  and $9,840 in 2000 and 1999, respectively                       393,282     326,560
 Deferred income taxes                                                  -       5,131
 Other assets                                                      44,051       3,863
                                                                 --------    --------
Total other assets                                                494,357     387,093
                                                                 --------    --------
Total assets                                                     $992,017    $785,290
                                                                 ========    ========

                          Madison River Capital, LLC

                                (in thousands)


                                                      December 31
                                                    2000        1999
                                                  --------------------
Liabilities and member's capital
Current liabilities:
 Accounts payable                                 $  6,201    $  4,160
 Accrued expenses                                   59,430      23,767
 Advance billings and customer deposits              4,921       3,700
 Other current liabilities                             168         609
 Current portion of long-term debt                  15,258       9,467
                                                  --------    --------
Total current liabilities                           85,978      41,703
                                                  --------    --------

Noncurrent liabilities:
 Long-term debt                                    662,856     526,144
 Deferred income taxes                              47,023      41,557
 Other liabilities                                  21,309       9,892
                                                  --------    --------
Total noncurrent liabilities                       731,188     577,593
                                                  --------    --------
Total liabilities                                  817,166     619,296

Redeemable minority interest                        45,750           -

Member's capital:
 Member's interest                                 213,054     185,700
 Accumulated deficit                               (79,292)    (19,706)
 Accumulated other comprehensive loss               (4,661)          -
                                                  --------    --------
Total member's capital                             129,101     165,994
                                                  --------    --------
Total liabilities and member's capital            $992,017    $785,290
                                                  ========    ========

                            See accompanying notes.

                          Madison River Capital, LLC

         Consolidated Statements of Operations and Comprehensive Loss
                                (in thousands)

                                                                   December 31
                                                         2000         1999        1998
                                                       ---------------------------------
Operating revenues:
 Local service                                         $125,564     $ 68,813     $14,831
 Long distance service                                   14,156        2,292           -
 Internet and enhanced data service                       6,777          998           -
 Transport service                                           95            -           -
 Miscellaneous telecommunications service
  and equipment                                          24,537       10,999       2,145
 Provision for uncollectible accounts                    (1,471)      (1,585)       (112)
                                                       --------     --------     -------
  Total operating revenues                              169,658       81,517      16,864
                                                       --------     --------     -------

Operating expenses:
 Cost of services                                        64,367       24,909       4,083
 Depreciation and amortization                           50,093       21,508       4,177
 Selling, general and administrative expenses            55,206       29,608       8,074
                                                       --------     --------     -------
Total operating expenses                                169,666       76,025      16,334
                                                       --------     --------     -------

Net operating (loss) income                                  (8)       5,492         530

Interest expense                                        (61,267)     (22,443)     (3,893)
Other income, net                                         4,899        3,386         481
                                                       --------     --------     -------
Loss before income tax expense, minority
 interest and extraordinary item                        (56,376)     (13,565)     (2,882)
Income tax expense                                        2,460        1,625          52
                                                       --------     --------     -------
Loss before minority interest and
 extraordinary item                                     (58,836)     (15,190)     (2,934)
Minority interest expense                                   750            -           -
                                                       --------     --------     -------
Loss before extraordinary item                          (59,586)     (15,190)     (2,934)
Extraordinary item - loss on early
 extinguishment of debt                                       -            -        (173)
                                                       --------     --------     -------
Net loss                                                (59,586)     (15,190)     (3,107)

Other comprehensive loss:
 Unrealized loss on securities                           (4,661)           -           -
                                                       --------     --------     -------
Comprehensive loss                                     $(64,247)    $(15,190)    $(3,107)
                                                       ========     ========     =======

                            See accompanying notes.

                          Madison River Capital, LLC

                  Consolidated Statements of Member's Capital
                                (in thousands)


                                                                  Accumulated
                                                                     Other
                                        Member's   Accumulated   Comprehensive
                                        Interest     Deficit          Loss          Total
                                        ---------  ------------  --------------  -----------
Balance at December 31, 1997             $  8,293     $ (1,409)        $     -     $  6,884
 Member's capital                          50,293            -               -       50,293
 Net loss                                       -       (3,107)              -       (3,107)
                                         --------     --------   -------------     --------
Balance at December 31, 1998               58,586       (4,516)              -       54,070
 Member's capital                         127,114            -               -      127,114
 Net loss                                       -      (15,190)              -      (15,190)
                                         --------     --------   -------------     --------
Balance at December 31, 1999              185,700      (19,706)              -      165,994
 Member's capital                          27,354            -               -       27,354
 Net loss                                       -      (59,586)              -      (59,586)
 Other comprehensive loss                       -            -          (4,661)      (4,661)
                                         --------     --------   -------------     --------
Balance at December 31, 2000             $213,054     $(79,292)        $(4,661)    $129,101
                                         ========     ========   =============     ========

                            See accompanying notes.

                          Madison River Capital, LLC

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                          December 31
                                                                 2000        1999        1998
                                                              ---------------------------------
Operating activities
Net loss                                                      $ (59,586)  $ (15,190)  $  (3,107)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation                                                   32,567      11,705       2,376
  Amortization                                                   17,526       9,804       1,801
  Deferred compensation                                           4,772       2,576         313
  Deferred income taxes                                          (4,436)        147         296
  Amortization of debt discount                                     117           -           -
  Minority interest expense                                         750           -           -
  Rural Telephone Finance Cooperative patronage capital          (1,185)       (342)          -
  Changes in operating assets and liabilities:
   Accounts receivable                                           (1,588)        217        (879)
   Receivables, primarily from interexchange carriers            (1,565)     (1,283)     (1,871)
   Income tax recoverable                                           224          52        (105)
   Due from related party                                             -      (1,075)      1,481
   Inventories                                                     (326)         22         (94)
   Other current assets                                          (3,019)      3,611      (1,445)
   Accounts payable and accrued expenses                         35,286       2,279       4,593
   Advance billings and customer deposits                           592         500         332
   Other current liabilities                                       (947)        (85)       (109)
                                                              ---------   ---------   ---------
Net cash provided by operating activities                        19,182      12,938       3,582

Investing activities
Purchases of telephone plant and equipment                      (89,644)    (37,756)     (6,056)
Acquisitions, net of cash acquired                             (116,618)   (310,458)   (252,896)
Purchase of Rural Telephone Finance Cooperative stock, net       (4,252)    (31,617)    (10,974)
(Increase) decrease in other assets                                 647      5,249           -
                                                              ---------   ---------   ---------
Net cash used in investing activities                          (209,867)   (374,582)   (269,926)

Financing activities
Capital contributions from members                               27,354     127,114      50,293
Proceeds from long-term debt                                    329,649     316,167     227,091
Payments on long-term debt                                     (186,717)     (4,822)    (13,125)
Increase in other long-term liabilities                              80         560         742
                                                              ---------   ---------   ---------
Net cash provided by financing activities                       170,366     439,019     265,001
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents            (20,319)     77,375      (1,343)
Cash and cash equivalents at beginning of year                   83,729       6,354       7,697
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year                      $  63,410   $  83,729   $   6,354
                                                              =========   =========   =========

Supplemental disclosures of cash flow information
Cash paid for interest                                        $  51,896   $  20,879   $   3,465
                                                              =========   =========   =========
Cash paid for income taxes                                    $   2,038   $   2,085   $     305
                                                              =========   =========   =========

                            See accompanying notes.

                          Madison River Capital, LLC

                         Notes to Financial Statements

                               December 31, 2000
          (amounts in thousands, except for operating and share data)

1. Summary of Significant Accounting Policies

Description of Business

On August 26, 1999, Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company (the "Parent"), was organized as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the members return to the Company any distributions received. Prior to the formation of Madison River Capital, LLC, the operations of the operating subsidiaries were consolidated at the Madison River Telephone Company, LLC level. Concurrent with the formation of Madison River Capital, LLC as a subsidiary of Madison River Telephone Company, LLC, all operations were consolidated at the Madison River Capital, LLC level. All historical operations presented in these financial statements prior to the date of formation of the Company include the combined financial statements of the following operating subsidiaries: Gallatin River Holdings, LLC, Gulf Coast Services, Inc., Madison River Management Company (formerly Madison River Communications, Inc.), Madison River Long Distance Solutions, Inc., Mebtel, Inc., and Madison River Communications, LLC (formerly Mebtel Integrated Communications Solutions, LLC).

The Company was formed for the primary purpose of acquiring and operating local exchange telephone companies throughout the United States. Since January 1998, the Company has acquired four incumbent local exchange carriers in North Carolina, Illinois, Alabama and Georgia.

The Company focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. The Company is organized into two operating divisions. The Local Telecommunications Division ("LTD") is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998 which comprise the Company's regulated operations. The Integrated Communications Division ("ICD") is responsible for developing and expanding the Company's target markets and transport business as a competitive local exchange carrier ("CLEC").

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

                          Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Regulatory Assets and Liabilities

As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Accordingly, the Company records certain assets and liabilities that result from the effects of the rate-making process, which would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities relate primarily to fixed assets and the regulatory impact thereof.

Property, plant and equipment of the Company's regulated telephone operations have been depreciated using the straight line method over lives approved by regulators. Such depreciable lives have generally exceeded the depreciable lives used by nonregulated entities. In addition, in accordance with regulatory accounting, retirements of regulated telephone property have been charged to accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. These accounting policies have resulted in accumulated depreciation being significantly less than if the Company's telephone operations had not been regulated.

Statement of Financial Accounting Standards No. 101, "Regulated Enterprises Accounting for the Discontinuance of Application of FASB Statement No. 71" ("SFAS 101"), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the affects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by enterprises in general, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation.

The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, and it is possible that changes in these areas or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the future. If the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required could result in a material, noncash charge against earnings.

                          Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Cash Equivalents

It is the Company's policy to consider investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Telephone Plant in Service

Telephone plant is stated at cost, which includes certain labor and direct costs associated with the installation of certain assets.

Depreciation is provided using composite straight-line rates, which approximated 4.50%, 6.54% and 5.42% of average depreciable property for 2000, 1999 and 1998, respectively. Such rates are approved by the public utility commissions in the states where we have regulated telephone plant in service.

Maintenance, repairs and minor renewals are primarily expensed as incurred. Additions, renewals and betterments are capitalized to telephone plant accounts. The original cost of depreciable property retired is removed from telephone plant accounts and charged to accumulated depreciation, which is credited with the salvage value less removal cost. Under this method, a profit or loss is not recognized on ordinary retirements of depreciable property.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are comprised primarily of poles, wires and telephone equipment and are stated at the lower of cost (average cost) or market.

                          Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Revenues

Network access service revenues are based on charges to interexchange carriers for switched and special access services. Traffic sensitive and special access revenues for interstate services are on a bill and keep basis, subject to earnings levels established by the Federal Communications Commission.
Interstate common line revenues, which include universal service support, end user common line charges and carrier common line charges are based on cost settlements with the National Exchange Carrier Association ("NECA") Common Line Pool. For service between local access and transport areas ("LATA"), access revenues are based on a bill and keep arrangement. Within the LATA, originating service revenues are based on a bill and keep arrangement and terminating service is settled with other local exchange carriers within the state. The Company provides billing and collection services to interexchange carriers and provides certain directory advertising services. Local service revenues are billed monthly in advance and deferred until earned. Long distance revenues are billed based on usage. Miscellaneous telecommunications service and equipment revenues are recorded as the service is performed or upon the delivery of the equipment.

Income Taxes

For federal and state income tax purposes the Company and its subsidiaries, except for Mebtel, Inc., Gulf Coast Services, Inc., Coastal Communications, Inc., Madison River Long Distance, Inc. and Madison River Management Company, which are taxable C Corporations, are treated as partnerships. Accordingly, income, losses and credits are passed through directly to the members. The tax provision in the accompanying financial statements reflects the income tax expense and income tax accounts attributable to the taxable C Corporation subsidiaries.

Allocation of Distributions

Distributions to members, if any, are allocated in accordance with the terms outlined in the Company's Operating Agreement.

Goodwill

Goodwill resulting from the purchase price for the assets in excess of fair market value is being amortized using the straight-line method over twenty-five years. The Company recorded amortization expense related to this goodwill of approximately $15,930, $8,170 and $1,670 for the years ended December 31, 2000, 1999 and 1998, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest impairment. If this review by management indicates that the carrying value will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization period, the Company would reduce the carrying value by the estimated shortfall of cash flows on a discounted basis. Based upon the application of this policy, no impairments were recognized during 2000, 1999 or 1998.

                          Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The Company provides an allowance for doubtful receivables based on an analysis of the likelihood of collection of outstanding amounts. One customer represented 10%, 15% and 14% of operating revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss). Comprehensive income
(loss) is defined as changes in member's capital exclusive of transactions with owners such as capital contributions and distributions. For 2000, the Company had a comprehensive loss, net of income taxes, of $4,661 from unrealized losses on equity securities available for sale. Comprehensive loss is equivalent to the Company's net loss for 1999 and 1998.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." Therefore, the Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

                          Madison River Capital, LLC

2. Rural Telephone Bank Stock

The Company's investment in Rural Telephone Bank ("RTB") stock is carried at cost and consists of 25,155 shares of $1,000 par value Class C stock and 1,203,338 shares of $1 par value Class B stock at December 31, 2000. At December 31, 1999, the Company had 10,127 shares of $1,000 par value Class C stock and 15,861 shares of $1 par value Class B stock. For 2000, 1999 and 1998, the Company received cash dividends from the RTB of $1,421, $551 and $71, respectively.

3. Rural Telephone Finance Cooperative Equity

The Company's investment in Rural Telephone Finance Cooperative ("RTFC") stock is carried at cost and consists of Subordinated Capital Certificates ("SCCs") acquired as a condition of obtaining long-term financing from the RTFC. The SCCs are redeemed proportionately as the principal of the long-term financing is repaid to the RTFC. The Company also receives cash dividends and patronage capital certificates from the RTFC, which the Company records at cost. For 2000, 1999 and 1998, the Company recognized patronage capital income from the RTFC of $4,119, $1,118 and $79, respectively.


4. Available for Sale Equity Securities

As part of the acquisition of Coastal Utilities, Inc., the Company acquired a marketable equity security investment that has been classified as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The equity securities are carried at their estimated fair value based on current market quotes with unrealized gains and losses reported, net of tax, in other comprehensive income. At December 31, 2000, the securities had a fair value of $6,915 and unrealized holding losses, net of income tax benefit of $3,497, in the amount of $4,661. During 2000, the Company had proceeds from sales of the securities of $5,442 and realized losses of $3,071.

                          Madison River Capital, LLC

5. Long-Term Debt and Lines of Credit

On February 17, 2000, the Company completed a private debt offering of $200,000 13 1/4% senior notes (the "Private Placement Notes") which mature in 2010. Semiannual interest payments are due on March 1 and September 1. The net proceeds from the offering were approximately $189,711, reflecting a bond discount of $2,738 and issuance costs of $7,551. The funds were used (i) to repay $160,000 of RTFC indebtedness, which was comprised of $177,778 of principal less $17,778 in proceeds from the redemption of the Company's investment in RTFC SCC's applied towards the repayment of the debt, (ii) to finance a portion of the Coastal Utilities acquisition and (iii) for general corporate and working capital purposes.

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

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. In addition, the Company is restricted in its ability to incur additional indebtedness, to pay dividends, to redeem or repurchase its member's interests, to make various investments, to create certain liens or use assets as security in other transactions, to sell certain assets or utilize certain asset sale proceeds, to merge or consolidate with or into other companies or to enter into transactions with affiliates.

On December 29, 2000, the Company entered into a definitive agreement with the RTFC to refinance its five existing loan agreements with the RTFC into one new loan agreement. As part of the transaction, the Company borrowed an additional $11,313 from the RTFC to finance the purchase of additional SCC's. Principal repayment terms and security provisions under the new agreement are substantially the same as existed under the previous separate agreements. In addition, the new agreement consolidated the four separate secured lines of credit which totaled $31,000 into a new $31,000 facility with no annual pay-down provisions.

Under the new agreement, the Company is subject to various financial and administrative covenants. The transaction received all necessary regulatory approvals and was completed during the first quarter of 2001.

                          Madison River Capital, LLC

Long-term debt consists of the following:

                                                                            December 31
                                                                         2000        1999
                                                                       --------------------
First mortgage notes collateralized by substantially all assets:
 RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
  fixed rate of 6.7%.                                                  $117,808    $123,192
 RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at
  the financial institution's base rate plus 0.75% (8.25% at
  December 31, 2000).                                                     6,246           -
 RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
  fixed rate of 8.4%.                                                    72,684      73,684
 RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at
  the financial institution's base rate plus 0.75% (8.25% at
  December 31, 2000).                                                     3,982           -
 RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
  fixed rate of 6.5%.                                                    13,654      14,351
 RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
  fixed rate of 8.15%.                                                    6,925       7,278
 RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at
  the financial institution's base rate plus 0.5% (8.0% at
  December 31, 2000).                                                     1,085           -
 RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
  fixed rate of 8.4%.                                                   136,902     138,389
 RTFC note payable, repaid in full in February 2000.                          -     177,778
 RTFC note payable in escalating quarterly principal installments through February 2015, interest payments due quarterly at a
  fixed rate of 8.5%.                                                   108,689           -
 RTFC secured line of credit loan, maturing March 2005 with
  interest payments due quarterly at the financial institution's
  line of credit base rate plus 0.5% (9.6% at December 31, 2000)         10,000           -
Mortgage note payable in monthly installments of $18 with a
 balloon payment of $2,238 in April 2006, interest at a
 fixed rate of 8%, secured by land and building                           2,367           -
Unsecured 13 1/4% senior notes payable, due March 1, 2010, with
 interest payable semiannually on March 1 and September 1               197,379           -
Other                                                                       393         939
                                                                       --------  ----------
                                                                        678,114     535,611
Less current portion                                                     15,258       9,467
                                                                       --------  ----------
                                                                       $662,856    $526,144
                                                                       ========  ==========


                          Madison River Capital, LLC

5. Long-Term Debt and Line of Credit (continued)

Principal maturities of long-term debt at December 31, 2000 are as follows:

                    2001           $ 15,258
                    2002             20,408
                    2003             27,485
                    2004             29,074
                    2005             30,785
                    Thereafter      555,104
                                   --------
                                   $678,114
                                   ========

Under the terms of the new agreement with the RTFC, the Company has a $31,000 secured revolving line of credit from the RTFC with a term up to five years. Interest is payable quarterly at the lender's base rate plus one-half percent per annum. At December 31, 2000, the Company had drawn down $10,000 under this line of credit.

The Company has a $10,000 unsecured revolving line of credit that bears variable interest at the financial institution's base rate plus 1.0%. In addition, the Company has a fifteen year, $7,778 term loan facility with the RTFC. Interest is payable at the lender's base rate plus .35% per annum. The Company had no borrowings under either of these facilities at December 31, 2000.

Under the terms of the RTFC debt agreement, the Company is restricted from declaring or paying dividends under specified circumstances and is required to comply with certain financial covenants. At December 31, 2000, substantially all of the assets of the Company and its subsidiaries were restricted due to these financial covenants.

The Company estimates that the fair value of its long-term debt approximates $620,735 at December 31, 2000 and $535,611 at December 31, 1999. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

                          Madison River Capital, LLC

6. Leases

The Company leases its office space under noncancelable operating lease agreements which expire through 2010. The office leases contain certain provisions for renewal and also contain certain escalation clauses. Future minimum lease payments for years subsequent to December 31, 2000 are as follows:

                    2001           $1,774
                    2002            1,448
                    2003            1,498
                    2004            1,436
                    2005            1,073
                    Thereafter      2,356
                                   ------
                                   $9,585
                                   ======

Total rent expense was approximately $1,434, $319 and $116 for the years ended December 31, 2000, 1999 and 1998, respectively.


7. Income Taxes

Income taxes for the Company's wholly-owned corporate subsidiaries, Mebtel, Inc., Gulf Coast Services, Inc. ("GCSI"), Coastal Communications, Inc. ("CCI"), Madison River Long Distance Solutions, Inc. ("MRLD") and Madison River Management Company ("MRM") are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Mebtel's, GCSI's, CCI's, MRLD's and MRM's financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Components of income tax expense for the years ended December 31 are as follows:

                                          2000       1999     1998
                                        --------   --------  -------
      Current:
       Federal                          $ 5,826     $  965    $(194)
       State                                780        242      (32)
      Deferred:
       Federal                           (3,838)       255      249
       State                               (598)      (108)      47
                                        -------     ------    -----
      Subtotal                            2,170      1,354       70
      Investment tax credits, net           (18)       (18)     (18)
      Change in valuation allowance         308        289        -
                                        -------     ------    -----
      Total income tax expense          $ 2,460     $1,625    $  52
                                        =======     ======    =====

                          Madison River Capital, LLC

7. Income Taxes (continued)

The net income (loss) before taxes of the wholly-owned corporate subsidiaries for the years ended December 31, 2000, 1999 and 1998 was approximately $(15,412), $979 and $(508), respectively. Differences between reported tax expense computed by applying the statutory federal income tax rate to income
(loss) before income taxes and reported tax expense for the years ended December 31 are as follows:

                                                        2000       1999     1998
                                                     ----------------------------
      Amount computed at statutory rate              $(5,240)    $  333    $(173)
      Non-deductible goodwill amortization             3,455        856      258
      Increase in tax valuation allowance                308        289        -
      Dividends received deduction                     3,139          -        -
      State income taxes, net of federal benefit         182        134        -
      Amortization of investment tax credits             (18)       (18)     (18)
      Other, net                                         634         31      (15)
                                                     -------     ------    -----
      Total income tax expense                       $ 2,460     $1,625    $  52
                                                     =======     ======    =====

MRM had a net operating loss carryforward of approximately $3,850 at December 31, 2000, which will begin to expire in 2018. MRLD had a net operating loss carryforward of approximately $434 at December 31, 2000, which will begin to expire in 2019. At December 31, 2000, GCSI and its wholly-owned subsidiary, Gulf Long Distance, had state net operating loss carry forwards of approximately $12,800 and $6,300, respectively, which expire beginning in 2000 through 2013 and 2005 through 2019, respectively.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities of at December 31 are as follows:

                                                      2000         1999
                                                   ---------------------
  Deferred tax assets:
   Accrued employee benefits                       $  4,273     $  2,435
   Deferred compensation                              3,992        1,037
   Net operating loss carryforwards                   2,712        1,513
   Other deferred assets                              2,494        1,012
                                                   --------     --------
   Total deferred tax assets                         13,471        5,997
   Valuation allowance for deferred tax assets       (1,126)        (818)
                                                   --------     --------
   Net deferred tax assets                           12,345        5,179

  Deferred tax liabilities:
   Book basis of property, plant and equipment
     in excess of tax basis                         (40,007)     (36,602)
   Basis difference in investment                    (9,433)      (4,955)
   Other deferred liabilities                        (8,418)           -
                                                   --------     --------
  Total deferred tax liabilities                    (57,858)     (41,557)
                                                   --------     --------
  Net deferred tax liabilities                     $(45,513)    $(36,378)
                                                   ========     ========

                          Madison River Capital, LLC

8. Benefit Plans

Pension Plans

The Company adopted the Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information.

The Company adopted a noncontributory defined benefit pension plan, which was transferred to the Company from its wholly-owned subsidiary, Mebtel, Inc., in May 1998, that covers all full-time employees, except employees of Gulf Coast Services and Coastal Communications, who have met certain age and service requirements. The plan provides benefits based on participants' final average compensation and years of service. The Company's policy is to fund the maximum contribution allowable by the Internal Revenue Code and comply with the funding requirements of the Employee Retirement Income Security Act of 1974. During 1998, the plan reflected the impact of a reduction in the number of Mebtel employees covered by the plan which significantly reduced the minimum pension liability.

The following table sets forth the funded status of the Company's pension plan and amounts recognized in the Company's financial statements at December 31, 2000 and 1999:

                                                         2000       1999
                                                       ------------------
 Projected benefit obligation at beginning of year     $(1,690)   $(1,252)
  Service cost                                            (579)      (418)
  Interest cost                                           (143)       (90)
  Actuarial (loss) gain                                   (212)        56
  Gross benefits paid                                        5         14
                                                       -------    -------
 Projected benefit obligation at end of year            (2,619)    (1,690)
                                                       -------    -------

 Fair value of plan assets at beginning of year          2,036      2,028
  Actual return on plan assets, net                         76         22
  Contributions                                            410          -
  Distributions                                             (5)       (14)
                                                       -------    -------
 Fair value of plan assets at end of year                2,517      2,036
                                                       -------    -------

 Funded status of the plan                                (102)       346
  Unrecognized prior service costs                          23         28
  Unrecognized net obligation                               15         18
  Unrecognized net actuarial gain                         (246)      (554)
                                                       -------    -------
 Net pension liability                                 $  (310)   $  (162)
                                                       =======    =======

                          Madison River Capital, LLC

8. Benefit Plans (continued)

Weighted-average assumptions used for the plan are as follows:

                                                        December 31
                                                    2000   1999   1998
                                                    ------------------

 Plan discount rates                                7.50%  7.50%  7.50%
 Rates of increase in future compensation levels    3.00%  3.00%  3.00%
 Expected long-term rates of return on assets       8.00%  8.00%  8.00%


The following table sets forth the net periodic pension cost for the plan:

                                              December 31
                                          2000    1999    1998
                                         -----   -----   -----

  Service cost                           $ 579   $ 418   $  54
  Interest cost                            143      90      84
  Estimated return on plan assets         (163)   (162)   (162)
  Net amortization and deferral             (2)    (26)    (32)
                                         -----   -----   -----
 Net periodic pension costs (benefit)    $ 557   $ 320   $ (56)
                                         =====   =====   =====

                          Madison River Capital, LLC

8. Benefit Plans (continued)

The Company also has a non-contributory defined benefit pension plan that covers employees at its wholly-owned subsidiary, Coastal Communications, who have met certain age and service requirements. The plan provides benefits based on participants' final average compensation and years of service. The Company's policy is to fund the maximum contribution allowable by the Internal Revenue Code and comply with the funding requirements of the Employee Retirement Income Security Act of 1974.

The following table sets forth the funded status of Coastal Communication's pension plan and amounts recognized in the Company's financial statements related to this plan at December 31, 2000:

      Projected benefit obligation at beginning of period     $(10,357)
       Service cost                                               (297)
       Interest cost                                              (584)
       Actuarial gain                                             (418)
       Gross benefits paid                                       1,670
                                                              --------
      Net benefit obligation at end of year                     (9,986)
                                                              --------

      Fair value of plan assets at beginning of period           7,567
       Actual return on plan assets, net                           323
       Contributions                                                 -
       Distributions                                            (1,670)
                                                              --------
      Fair value of plan assets at end of year                   6,220
                                                              --------

      Funded status of plan                                     (3,766)
       Unrecognized prior service costs                              -
       Unrecognized net obligation                                   -
       Unrecognized net actuarial gain                           6,728
                                                              --------
      Prepaid pension cost                                    $  2,962
                                                              ========


Weighted-average assumptions used at December 31, 2000 are as follows:

      Plan discount rates                                         7.75%
      Rates of increase in future compensation levels             3.00%
      Expected long-term rates of return on assets                8.00%

The following table sets forth the net periodic pension cost for the plan from March 30, 2000, the date of acquisition, to December 31, 2000:

       Service cost                                              $ 297
       Interest cost                                               584
       Actual return on plan assets                               (323)
       Net amortization and deferral                               314
                                                                 -----
      Net periodic pension cost                                  $ 872
                                                                 =====

                          Madison River Capital, LLC

8. Benefit Plans (continued)

Postretirement Benefit Other Than Pensions

GCSI provides medical coverage to retirees and their dependents through a traditional indemnity plan administered by a third party. The plan provisions are the same as those for active participants. Eligibility to participate in the retiree medical plan upon retirement is defined as age 55 with 25 years of service.

GCSI requires retirees to contribute 10% of medical, dental and eye care premium rates. The additional cost of the plan is absorbed by GCSI. GCSI's retirees also receive free local phone service and a $100 long distance credit per month. GCSI does not anticipate any changes in the cost-sharing provisions of the existing written plan, and there is no commitment to increase monetary benefits. The plan is unfunded.

The plan had a curtailment gain in 2000 as a result of a reduction in employees at GCSI from the sale of construction assets and the reorganization and consolidation of operations.

The following table sets forth the funded status of GCSI's plan and amounts recognized in GCSI's financial statements at December 31, 2000 and 1999. Amounts for 1999 reflect changes and adjustments for the period from September 30, 1999, the date of acquisition, through December 31, 1999:

                                                                                    Period from
                                                                                 September 30, 1999
                                                                                         to
                                                                         2000    December 31, 1999
                                                                       ---------------------------
  Accumulated plan benefit obligation at beginning of period           $(5,470)      $(5,882)
  Service cost                                                            (289)          (77)
  Interest cost                                                           (430)         (114)
  Plan participants' contributions                                         (17)           (2)
  Curtailment                                                            1,484             -
  Actuarial gain                                                           502           573
  Benefits paid                                                            228            32
                                                                       -------       -------
  Accumulated plan benefit obligation at end of period                 $(3,992)      $(5,470)
                                                                       -------       -------

  Fair value of plan assets at beginning of period                           -             -
  Employer contribution                                                    211            30
  Plan participants' contributions                                          17             2
  Benefits paid                                                           (228)          (32)
                                                                       -------       -------
  Fair value of plan assets at end of period                                 -             -
                                                                       -------       -------

 Funded status                                                          (3,992)       (5,470)
 Unrecognized net gain                                                  (1,073)         (573)
                                                                       -------       -------
 Accrued postretirement benefit cost                                   $(5,065)      $(6,043)
                                                                       =======       =======

                           Madison River Capital, LLC

8. Benefit Plans (continued)

                                                                        Period from
                                                                     September 30, 1999
                                                                             to
                                                             2000    December 31, 1999
                                                           ---------------------------
Components of net periodic postretirement benefit cost:
  Service cost                                             $   289              $   77
  Interest cost                                                430                 114
  Actuarial gain                                                (2)                  -
                                                           -------              ------
 Net periodic postretirement benefit cost                      717                 191
  Curtailment                                               (1,484)                  -
                                                           -------              ------
 Total postretirement benefit cost accrual                 $  (767)             $  191
                                                           =======              ======

Weighted-average assumptions:
  Discount rate                                               7.50%               8.00%
  Initial medical trend rate                                  9.00%               9.00%
  Initial dental and vision trend rate                        8.00%               8.00%
  Ultimate trend rate                                         5.00%               5.00%
  Years to ultimate trend rate                                   8                   8
Other information:
 One percent increase in trend rates:
  Effect on service and interest cost                      $   183              $   46
  Effect on accumulated plan benefit obligation                732               1,033
 One percent decrease in trend rates:
  Effect on service and interest cost                         (138)                (35)
  Effect on accumulated plan benefit obligation               (567)               (806)

401(k) Savings Plans

During 1998, the Company established a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. Employees may elect to contribute up to 15% of their compensation to the plan. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. The Company made matching contributions of approximately $1,058 in 2000, $480 in 1999 and $24 in 1998. In addition, in 2000, the Company also made a discretionary contribution of $200.

9. Long-Term Incentive Plan

In 1998, the Company adopted a long-term incentive plan arrangement which provides for annual incentive awards for certain employees as approved by the Board of Directors. Under the terms of the plan, awards are earned over the succeeding twelve months after the award eligibility is determined.

                          Madison River Capital, LLC

9.  Long-Term Incentive Plan (continued)

Incentive awards vest automatically at the time of a qualified event as defined under the plan. Vested awards are payable under certain circumstances as defined under the long-term incentive plan arrangement. The Company recognized compensation expense of $4,772, $2,576 and $313 in the years ended December 31, 2000, 1999 and 1998, respectively, related to the long-term incentive awards.

10. Acquisitions

In January 1998, the Company acquired Mebcom Communications, Inc., a North Carolina local exchange company serving 9,000 access lines, for $23,000. The purchase price consisted of $21,000 in cash and a $2,000 note payable to the selling shareholders. In November 1998, the Company acquired certain assets, including 82,000 access lines, and liabilities from Central Telephone Company of Illinois, a local exchange company, for cash consideration of $232,000. In September 1999, the Company acquired Gulf Coast Services, Inc., an Alabama local exchange company, serving approximately 50,000 access lines for cash consideration of $313,000. In March 2000, Coastal Communications, Inc., a wholly-owned subsidiary of the Company, acquired Coastal Utilities, Inc. and its subsidiary, a Georgia local exchange company serving approximately 41,000 access lines, for cash consideration of $130,000 and Series A and Series B non-voting common stock of Coastal Communications with a face value of $10,000 and $5,000, respectively. The Series A and Series B non-voting common stock have put and call features exercisable by the holders and Coastal Communications.

These transactions were accounted for using the purchase method of accounting with results of operations of the acquired companies included in the Company's operations from the effective dates of acquisition. The Company records acquired assets and liabilities at their estimated fair value. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill.

The following unaudited consolidated results of operations prepared on a pro forma basis has been prepared as if the acquisitions occurred as of the beginning of the respective periods:

                                             Year ended December 31
                                                2000        1999
                                              --------------------

           Total operating revenues           $178,754    $166,852
           Net loss                           $(61,634)   $(46,863)


This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have actually been obtained had the respective businesses been acquired as of the above dates, nor are such amounts indicative of future operating results.

                          Madison River Capital, LLC

11. Segments

The Company is a provider of integrated communications services and solutions. In accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are classified into two reportable business segments, the LTD and the ICD. Though both segments provide telecommunication services, each segment is managed by distinct management teams, each is subject to different levels of regulation and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. All operations and assets are based in the United States. The following summarizes the revenues and net operating income for each segment for the years ended December 31, 2000, 1999 and 1998:

                                            December 31
                                     2000       1999       1998
                                   ------------------------------

    Total revenues
      LTD                          $164,298    $81,161    $16,864
      ICD                             6,698        460          -
                                   --------    -------    -------
                                    170,996     81,621     16,864
    Less intersegment revenues       (1,338)      (104)         -
                                   --------    -------    -------
      Total reported revenues      $169,658    $81,517    $16,864
                                   ========    =======    =======

    Net operating income (loss)
      LTD                          $ 26,234    $11,616    $   530
      ICD                           (26,242)    (6,124)         -
                                   --------    -------    -------
      Total reported operating
       (loss) income               $     (8)   $ 5,492    $   530
                                   ========    =======    =======

As of December 31, 2000 and 1999, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                             December 31
                                           2000       1999
                                         -------------------
            Total assets:
               LTD                       $827,527   $673,842
               ICD                        164,490    111,448
                                         --------   --------
               Total reported assets     $992,017   $785,290
                                         ========   ========

                          Madison River Capital, LLC

12. Commitments and Contingencies

Under the terms of Madison River Telephone Company's Operating Agreement, at any time on or after January 2, 2006, certain members may require Madison River Telephone Company to purchase all of their redeemable member units in an amount equal to the fair market value of such units. Such an event could result in Madison River Capital and its subsidiaries being required to fund this obligation of the parent.

The Company has a resale agreement with a vendor to provide long distance transmission services. Under the terms of the agreement, the Company must utilize certain contracted minimum volume commitments.

On December 27, 2000, the Company entered into a definitive agreement to sell over 4,200 access lines and other operating assets that comprise the exchanges in Staunton and Livingston, Illinois to Madison Telephone Company for approximately $13,550 subject to purchase price adjustments. As part of the agreement, the Company may provide certain services to Madison Telephone Company subsequent to the closing of the transaction. The transaction is subject to regulatory approval and is expected to be completed near the end of the second quarter of 2001.

On October 5, 1999, nine former employees of Gulf Coast Services, Inc. ("GCSI"), who had elected to retire and receive cash distributions for their interests in the GCSI Employee Stock Ownership Plan ("ESOP") in 1996 and 1997, filed a class action lawsuit in Alabama state court alleging breach of fiduciary duty, suppression, and misrepresentation against the Company and its subsidiaries. The complaint alleged that GCSI failed to disclose to plaintiffs' ongoing negotiations for the sale of GCSI and that the true value of their ESOP interests were higher than the amounts offered to them in connection with their early retirement. The Plantiffs filed an amended complaint on November 18, 1999, and sought class certification, the establishment of a constructive trust to distribute proceeds from the sale of GCSI to the plaintiffs, and a preliminary injunction seeking to stop GCSI from making further distributions from the ESOP. The plaintiffs also sought unspecified compensatory and punitive damages, and attorneys fees as a result of defendants' alleged breach of fiduciary duty, self dealing, misrepresentation, and fraudulent inducement to retire and forego the benefits of continued employment in connection with the plaintiffs' retirement elections and ESOP distributions. On December 6, 1999, GCSI, moved to dismiss plaintiffs' amended complaint on the ground that it failed to state any claim upon which relief could be granted.

The parties have entered into a settlement agreement that includes a comprehensive release of all claims against GCSI. The settlement was approved by the court on July 21, 2000. Under the merger agreement between Madison River Telephone Company, LLC and GCSI, certain sales proceeds have been held in escrow to cover claims associated with the above ESOP litigation and related matters. Consequently, the monetary settlement will be paid out of this escrow and will not have a material adverse effect on the Company's financial condition.

GCSI's ESOP is also the subject of an application before the Internal Revenue Service ("IRS") for a compliance statement under the Voluntary Compliance Resolution Program. The application was filed with the IRS on May 17, 2000. According to the application, GCSI made large contributions to the ESOP plan and to its 401(k) plan during 1997 and 1998, which caused the two plans to allocate amounts to certain employees in excess of the limits set forth in Section 415 of the Internal Revenue Code ("Code"). The administrative committees for both plans sought to comply with the requirements of Code Section 415 by reducing employees' allocations under the ESOP plan before any reductions of allocations under the 401(k) plan. Although this approach is consistent with Treasury Regulations under Code Section 415, it may not have been consistent with the terms of the plan documents. The application requests a compliance statement to the effect that any failure to comply with the terms of the plans will not adversely affect the plans' tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement.

                          Maison River Capital, LLC

12. Commitments and Contingencies (continued)

The Company estimates that the cost to the ESOP of the corrective allocation described above is approximately $3,300. In the application, GCSI has requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The Company estimates that the 415 Suspense Account would be valued at approximately $1,600 and that the ESOP Loan Suspense Account would have a value in excess of the $1,700 needed for the full correction. The Company cannot be certain whether the IRS will allow use of funds in the 415 Suspense Account or in the ESOP Loan Suspense Account to be used as part of the corrective action. If the IRS does not allow the use of those funds, GCSI may be required to contribute to the Plan the funds needed to make up any shortfall. However, GCSI would first look to an escrow account established in connection with the sale of Gulf Coast Services by the sellers of Gulf Coast Services stock for reimbursement of any funds required to contribute to the Plan to comply with the Code. Thus, the Company does not believe the IRS's decision will have a material adverse effect on its financial condition.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company does not believe the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.


13. Subsequent Events (unaudited)

As part of the Coastal Communications acquisition, the Company issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10,000 and $5,000, respectively. The Series A and Series B shares have put and call features exercisable by the holders and the Company. Based on the put and call features, the holders of Series A shares may put their shares to Coastal Communications in December 2005 for $17,700. The holders of the Series B shares have the right to put their shares for $35,000 during the first two years subsequent to closing upon the occurrence of certain defined events. Such an event occurred with the successful completion by the Company of the exchange offer for the senior notes in July 2000. In February 2001, the holders of the Series B shares exercised their put option and the Company has until April 2002 to repurchase the stock. The put and call features of the Series A and Series B shares are defined pursuant to the terms of a shareholders agreement.

During the first quarter of 2001, the Company sold the remaining shares of its investment in available for sale equity securities for approximately $6,331 and recognized losses, net of income tax benefit, of approximately $5,333.

                          Madison River Capital, LLC

                Schedule II - Valuation and Qualifying Accounts
                 Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

Allowance for uncollectible accounts:

                                                       Additions
                                             ----------------------------
                                             Additions
                                 Balance at  Charged to     Additions      Deductions   Balance at
                                 Beginning   Costs and        Due to          from         End
                                 of Period    Expenses   Acquisitions (a)   Reserves    of Period
                                 ----------  ----------  ----------------  -----------  ----------
Year ended December 31, 2000:
  Allowance for uncollectible
     accounts                    $    1,087  $    1,471        $583         $(1,991)      $1,150
                                 ==========  ==========        ====         =======       ======

Year ended December 31, 1999:
  Allowance for uncollectible
     accounts                    $      335  $    1,585        $261         $(1,094)      $1,087
                                 ==========  ==========        ====         =======       ======

Year ended December 31, 1998:
  Allowance for uncollectible
     accounts                    $        -  $      111        $240         $   (16)      $  335
                                 ==========  ==========        ====         =======       ======

Note:

(a) This column represents additions due to the acquisitions of Mebcom, Gallatin River, Gulf Coast Services and Coastal Communications.


Valuation allowance for deferred income tax assets:

                                                         Additions
                                               ----------------------------
                                               Additions
                                   Balance at  Charged to     Additions      Deductions   Balance at
                                   Beginning   Costs and        Due to          from         End
                                   of Period    Expenses   Acquisitions (a)   Reserves    of Period
                                   ----------  ----------  ----------------  -----------  ----------

Year ended December 31, 2000:
  Valuation allowance for
     deferred income tax assets    $      818  $      308        $ -          $   -         $1,126
                                   ==========  ==========        ====         =======       ======

Year ended December 31, 1999:
  Valuation allowance for
     deferred income tax assets    $       -   $      289        $529         $   -         $  818
                                   ==========  ==========        ====         =======       ======

Year ended December 31, 1998:
  Valuation allowance for
     deferred income tax assets    $       -   $       -         $ -          $   -         $    -
                                   ==========  ==========        ====         =======       ======

                                 EXHIBIT INDEX
 EXHIBIT
 NUMBER                        Description of Exhibit
 ------                        ----------------------

  3.1*    Certificate of Formation of Madison River Capital, LLC
  3.2*    Limited Liability Company Agreement of Madison River Capital, LLC
  3.3*    Certificate of Incorporation of Madison River Finance Corp.
  3.4*    By-Laws of Madison River Finance Corp.
  4.1*    Form of the Series B 13 1/4% Senior Notes due 2010
  4.2* Purchase Agreement, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Chase Securities Inc. and Morgan Stanley & Co. Incorporated
  4.3* Indenture, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Norwest Bank Minnesota, National Association
  4.4* Exchange and Registration Rights Agreement, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Chase Securities Inc. and Morgan Stanley & Co. Incorporated
  10.1* Contribution and Stock Purchase Agreement, dated November 23, 1999, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
  10.1.1* First Amendment to Contribution and Stock Purchase Agreement, dated
          March 20, 2000, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
  10.1.2* Second Amendment to Contribution and Stock Purchase Agreement, dated
          March 29, 2000, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
  10.1.3* Shareholders Agreement, dated March 30, 2000, by and among Coastal
          Communications, Inc. and Daniel M. Bryant, G. Allan Bryant, The Michael E. Bryant Life Trust and Madison River Capital, LLC
  10.2* Agreement and Plan of Merger, dated May 9, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
  10.2.1* First Amendment to Agreement and Plan of Merger, dated July 2, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
  10.2.2* Second Amendment to Agreement and Plan of Merger, dated August 24,
          1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
  10.2.3* Third Amendment to Agreement and Plan of Merger, dated September 28,
          1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
  10.3* Asset Purchase Agreement, dated April 21, 1998, among Madison River Telephone Company, LLC, Gallatin River Communications L.L.C., Central Telephone Company of Illinois and Centel Corporation
  10.3.1* Amendment No. 1 to Asset Purchase Agreement, dated September 22, 1998, by and between Gallatin River Communications, LLC, Madison River Telephone Company, LLC, Central Telephone Company of Illinois and Centel Corporation
  10.3.2* Amendment No. 2 to Asset Purchase Agreement, dated October 29, 1998, by and between Gallatin River Communications, LLC, Madison River Telephone Company, LLC, Central Telephone Company of Illinois and Centel Corporation
  10.4* Stock Purchase Agreement, dated September 12, 1997, by and among Madison River Telephone Company, LLC and Mebcom Communications, Inc. and its stockholders

 EXHIBIT
 NUMBER                        Description of Exhibit
 ------                        ----------------------

  10.5*   Employment Agreement, dated April 17, 1996, between Madison River
          Telephone Company, LLC and J. Stephen Vanderwoude   **
  10.5.1* First Amendment to Employment Agreement, dated October 8, 1996, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude **
  10.5.2* Second Amendment to Employment Agreement, dated January 24, 1997, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude **
  10.5.3* Third Amendment to Employment Agreement, dated October 16, 1997, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude **
  10.5.4* Fourth Amendment to Employment Agreement, dated September 15, 1999, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude **
  10.6*   Employment Agreement, dated April 17, 1996, between Madison River
          Telephone Company, LLC and James D. Ogg   **
  10.6.1* First Amendment to Employment Agreement, dated October 8, 1996,
          between Madison River Telephone Company, LLC and James D. Ogg   **
  10.6.2* Second Amendment to Employment Agreement, dated January 24, 1997,
          between Madison River Telephone Company, LLC and James D. Ogg   **
  10.6.3* Third Amendment to Employment Agreement, dated October 16, 1997,
          between Madison River Telephone Company, LLC and James D. Ogg   **
  10.6.4* Fourth Amendment to Employment Agreement, dated September 15, 1999,
          between Madison River Telephone Company, LLC and James D. Ogg   **
  10.7*   Employment Agreement, dated August 1, 1996, between Madison River
          Telephone Company, LLC and Donald K. Roberton   **
  10.7.1* First Amendment to Employment Agreement, dated January 24, 1997, between Madison River Telephone Company, LLC and Donald K. Roberton ** 10.7.2* Second Amendment to Employment Agreement, dated October 16, 1997, between Madison River Telephone Company, LLC and Donald K. Roberton ** 10.7.3* Third Amendment to Employment Agreement, dated September 15, 1999, between Madison River Telephone Company, LLC and Donald K. Roberton **
  10.8*   Employment Agreement, dated June 4, 1996, between Madison River
          Telephone Company, LLC and Paul H. Sunu   **
  10.8.1* First Amendment to Employment Agreement, dated October 8, 1996,
          between Madison River Telephone Company, LLC and Paul H. Sunu   **
  10.8.2* Second Amendment to Employment Agreement, dated January 24, 1997,
          between Madison River Telephone Company, LLC and Paul H. Sunu   **
  10.8.3* Third Amendment to Employment Agreement, dated October 16, 1997,
          between Madison River Telephone Company, LLC and Paul H. Sunu   **
  10.8.4* Fourth Amendment to Employment Agreement, dated September 15, 1999,
          between Madison River Telephone Company, LLC and Paul H. Sunu   **
  10.9*   Employment Agreement, dated September 28, 1999, between Madison River
          Telephone Company, LLC and Bruce J. Becker   **
  10.10* Terms of the Madison River Telephone Company, LLC Long Term Incentive Plan effective November 1, 1998

EXHIBIT
NUMBER                         Description of Exhibit
- ------                         ----------------------

  10.11* Loan Agreement and Promissory Notes, dated as of September 29, 1999, between Gulf Telephone Company and the Rural Telephone Finance Cooperative (the "RTFC")
  10.12* Secured Revolving Line of Credit Agreement, dated as of September 29, 1999, between Gulf Telephone Company and the RTFC
  10.13* Loan Agreement, dated as of January 16, 1998, between Mebtel, Inc. and the RTFC
  10.14* Secured Revolving Line of Credit Agreement, dated as of January 16, 1998, between Mebtel, Inc. and the RTFC
  10.15* Loan Agreement, dated as of October 30, 1998, between Gallatin River Communications, LLC and the RTFC
  10.16* Loan Agreement, dated as of October 30, 1998, between Madison River Communications, Inc. and the RTFC
  10.17* Secured Revolving Line of Credit Agreement, dated as of October 30, 1998, between Gallatin River Communications, LLC and the RTFC
  10.18* Loan Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
  10.19* Secured Revolving Line of Credit Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
  10.20* Unsecured Revolving Line of Credit Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
  10.21*** Interconnection Agreement, dated December 18, 1998, between BellSouth Telecommunications Inc. and Mebtel Integrated Communications Solutions, LLC
  10.22*** Interconnection, Resale and Unbundling Agreement, dated as of October 13, 1999, between GTE North Incorporated, GTE South Incorporated and Mebtel Integration Communication Solutions, Inc.
  10.23*** Interconnection Agreement, dated as of August 31, 1999, by and between Ameritech Information Industry Services and Mebtel Integrated Communications Solutions, LLC
  10.24*** Interconnection, Resale and Unbundling Agreement, dated as of September 27, 1999 between GTE South Incorporated and Mebtel Integration Communication Solutions, Inc.
  10.25++ Interconnection Agreement-Texas, dated July 27, 2000, between Southwestern Bell Telephone Company and Madison River Communications LLC
  10.26 Loan Agreement and Secured Promissory Notes, dated as of December 29, 2000, by and between Madison River LTD Funding Corp. and the RTFC
  10.27 Secured Revolving Line of Credit Agreement, dated as of December 29, 2000, by and between Madison River LTD Funding Corp. and the RTFC
  12.1      Statements re: Computation of Earnings to Fixed Charges
  21.1      Subsidiaries of the Registrants

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-36804) filed with the Securities and Exchange Commission on May 11, 2000.

** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

*** Incorporated herein by reference to the Registrant's First Amendment to the Registration Statement on Form S-4 (File No. 333-36804) filed with the Securities and Exchange Commission on June 23, 2000.

++ Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.