Form 10-Q
period 2001-03-31
MADISON RIVER CAPITAL LLC
filed 2001-05-15
CIK 1111590

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001
                                      --------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

                               INDEX TO FORM 10-Q


Part I - Financial Information                                                                             Page
                                                                                                          ------
Item  1.         Financial Statements
                 Condensed Consolidated Balance Sheets - March 31, 2001 (Unaudited) and December 31,
                 2000.................................................................................       1
                 Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended
                 March 31, 2001 and 2000..............................................................       2
                 Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended
                 March 31, 2001 and 2000..............................................................       3
                 Notes to Condensed Consolidated Financial Statements (Unaudited).....................       4
Item  2.         Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...........................................................................       9
Item  3.         Quantitative and Qualitative Disclosure of Market Risks..............................       17

Part II - Other Information
Item  1.         Legal Proceedings....................................................................       18
Item  6.         Exhibits and Reports on Form 8-K.....................................................       19
Signature.............................................................................................       19

                                    MADISON RIVER CAPITAL, LLC
                              Condensed Consolidated Balance Sheets
                                      (Dollars in thousands)

                                                                                       March 31, 2001          December 31, 2000
                                                                                   ---------------------     ---------------------
      Assets                                                                           (Unaudited)
      Current assets:
          Cash and cash equivalents                                                 $         31,398          $         63,410
          Accounts receivable, less allowance for uncollectible accounts of
               $1,385 and $1,150 in 2001 and 2000, respectively                               13,028                    14,376
          Receivables, primarily from interexchange carriers                                   8,816                     9,642
          Income tax recoverable                                                                   -                       355
          Inventories                                                                          2,030                     2,363
          Deferred income taxes                                                                1,700                     1,510
          Other current assets                                                                 4,182                     5,685
                                                                                      ---------------           ---------------
               Total current assets                                                           61,154                    97,341
                                                                                      ---------------           ---------------


      Telephone plant and equipment                                                          451,661                   440,819
      Less accumulated depreciation and amortization                                         (48,762)                  (40,500)
                                                                                      ---------------           ---------------
      Telephone plant and equipment, net                                                     402,899                   400,319
                                                                                      ---------------           ---------------

      Other assets:
          Rural Telephone Bank stock, at cost                                                 10,078                    10,078
          Rural Telephone Finance Cooperative stock, at cost                                  46,798                    46,946
          Goodwill, net of accumulated amortization of $29,960 and
               $25,770 in 2001 and 2000, respectively                                        389,129                   393,282
          Other assets                                                                        35,496                    44,051
                                                                                      ---------------           ---------------
               Total other assets                                                            481,501                   494,357
                                                                                      ---------------           ---------------

               Total assets                                                         $        945,554          $        992,017
                                                                                    ================          ================


      Liabilities and member's capital
      Current liabilities:
          Accounts payable and accrued expenses                                     $         44,587          $         65,631
          Advance billings and customer deposits                                               5,336                     4,921
          Other current liabilities                                                              333                       168
          Current portion of long-term debt                                                   18,287                    15,258
                                                                                      ---------------           ---------------
               Total current liabilities                                                      68,543                    85,978
                                                                                      ---------------           ---------------

      Noncurrent liabilities:
          Long-term debt                                                                     657,930                   662,856
          Deferred income taxes                                                               47,367                    47,023
          Other liabilities                                                                   21,392                    21,309
                                                                                      ---------------           ---------------
               Total noncurrent liabilities                                                  726,689                   731,188
                                                                                      ---------------           ---------------

               Total liabilities                                                             795,232                   817,166

      Redeemable minority interest                                                            46,000                    45,750

      Member's capital:
          Member's interest                                                                  213,383                   213,054
          Accumulated deficit                                                               (108,439)                  (79,292)
          Accumulated other comprehensive income                                                (622)                   (4,661)
                                                                                      ---------------           ---------------
               Total member's capital                                                        104,322                   129,101
                                                                                      ---------------           ---------------

               Total liabilities and member's capital                               $        945,554          $        992,017
                                                                                    ================          ================

            See Notes to Condensed Consolidated Financial Statements.

                           MADISON RIVER CAPITAL, LLC
                 Condensed Consolidated Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                   ---------------------------------------
                                                                                         2001                 2000
                                                                                   ------------------   ------------------
Operating revenues:
      Local service                                                              $            34,403  $            24,539
      Long distance service                                                                    4,076                2,737
      Internet and enhanced data service                                                       2,302                1,030
      Transport service                                                                          327                    -
      Miscellaneous telecommunications service and equipment                                   4,111                3,299
                                                                                   ------------------   ------------------
           Total operating revenues                                                           45,219               31,605
                                                                                   ------------------   ------------------

Operating expenses:
      Cost of services                                                                        16,263               11,193
      Depreciation and amortization                                                           14,065                8,217
      Selling, general and administrative expenses                                            15,514               11,140
                                                                                   ------------------   ------------------
           Total operating expenses                                                           45,842               30,550
                                                                                   ------------------   ------------------

Operating (loss) income                                                                         (623)               1,055

Interest expense                                                                             (16,228)             (12,204)
Other (expense) income, net                                                                   (7,438)                 893
                                                                                   ------------------   ------------------

Loss before income tax expense and minority interest expense                                 (24,289)             (10,256)

Income tax expense                                                                            (4,607)              (2,236)
                                                                                   ------------------   ------------------

Loss before minority interest expense                                                        (28,896)             (12,492)

Minority interest expense                                                                       (250)                   -
                                                                                   ------------------   ------------------

Net loss                                                                         $           (29,146) $           (12,492)
                                                                                 ===================  ===================


                 See Notes to Condensed Consolidated Financial Statements.

                               MADISON RIVER CAPITAL, LLC
                    Condensed Consolidated Statements of Cash Flows
                                 (Dollars in thousands)
                                   (Unaudited)



                                                                                         Three Months Ended March 31,
                                                                                  -------------------------------------------
                                                                                         2001                   2000
                                                                                  --------------------   --------------------
Operating activities
Net cash used for operating activities                                          $             (29,600) $              (5,970)
                                                                                  --------------------   --------------------

Investing activities
Purchases of telephone plant and equipment                                                    (12,073)               (11,090)
Acquisition, net of cash acquired                                                                   -               (115,855)
Redemption of Rural Telephone Finance Cooperative stock, net                                        -                  6,959
Change in other assets                                                                         11,426                 (6,775)
                                                                                  --------------------   --------------------
Net cash used for investing activities                                                           (647)              (126,761)
                                                                                  --------------------   --------------------

Financing activities
Capital contributions from member                                                                 329                      -
Proceeds from long-term debt                                                                        -                318,336
Payments on long-term debt                                                                     (1,932)              (179,581)
Change in other long-term liabilities                                                            (162)                   770
                                                                                  --------------------   --------------------
Net cash (used for) provided by financing activities                                           (1,765)               139,525
                                                                                  --------------------   --------------------

Net (decrease) increase in cash and cash equivalents                                          (32,012)                 6,794

Cash and cash equivalents at beginning of year                                                 63,410                 83,729
                                                                                  --------------------   --------------------

Cash and cash equivalents at end of first quarter                               $              31,398  $              90,523
                                                                                  ====================   ====================



               See Notes to Condensed Consolidated Financial Statements.

                           MADISON RIVER CAPITAL, LLC
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   GENERAL

Madison River Capital, LLC, a wholly-owned subsidiary of Madison River Telephone Company, LLC, and its subsidiaries are providers of integrated communications services and solutions to medium and large businesses and residential customers that include voice, high speed data, fiber transport and Internet access. Prior to the formation of Madison River Capital in September 1999, the operations of the operating subsidiaries were consolidated at the Madison River Telephone Company level. Concurrent with the formation of Madison River Capital as a subsidiary of Madison River Telephone Company, all operations were consolidated at the Madison River Capital level. Madison River Capital and its subsidiaries are referred to herein as the Company.

The Company focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. The Company is organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets and fiber transport business as a competitive local exchange carrier ("CLEC"). The ICD is building its base of customers in markets along its fiber optic network and around the LTD's current established operations.

The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation of any new business, the competitive environment in which the Company operates and the acceptance of the Company and the CLEC industry by consumers. In addition, the Company has incurred a significant amount of indebtedness that may limit its operational flexibility or otherwise affect its financial health. The Company's performance will further be affected by its ability to raise more capital on acceptable terms to fund its operation and for expansion of its business when needed, to develop its established and targeted markets, to generate a sufficient volume of traffic on its network, to implement expanded interconnection and collocation with the facilities of ILECs, to manage rapidly evolving communications technology, to implement efficient information, billing and other back office systems, and to attract, retain and motivate qualified personnel. The Company is also subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever generate free cash flow or operate profitably.

The development of the Company's CLEC business and the acquisition, installation and expansion of its fiber optic network in new markets requires significant expenditures, and a substantial portion of those expenditures have been made and will continue to be made before the realization of any significant revenues. As a result, together with the associated high initial service costs of providing service in new markets, the Company expects to have negative cash flow and operating losses from its expansion operations until it establishes an adequate revenue base which may take several years. The Company cannot be certain that it will establish an adequate revenue base in each of its expansion markets or in its expansion markets as a whole.

                           MADISON RIVER CAPITAL, LLC
         Notes To Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


3.   TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment at March 31, 2001 and December 31, 2000 consisted of the following:

                                                                   March 31,          December 31,
                                                                     2001                  2000
                                                                -------------         -------------
                                                                          (in thousands)
           Land, buildings and general equipment                  $    54,023            $    54,920
           Central office equipment                                    85,289                 84,818
           Poles, wires, cables and conduit                           203,566                204,493
           Leasehold improvements                                       1,694                  1,656
           Software                                                     6,259                  6,193
           Construction-in-process                                    100,830                 88,739
                                                                   ----------             ----------
                                                                   $  451,661             $  440,819
                                                                   ==========             ==========

4.   AVAILABLE FOR SALE EQUITY SECURITIES

As part of the Coastal Communications acquisition, the Company acquired a marketable equity security investment that was classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The equity securities were carried at their estimated fair value based on current market quotes with unrealized losses reported, net of tax, in other comprehensive income. At December 31, 2000, the securities had a fair value of approximately $6.9 million and unrealized holding losses, net of income tax benefits, of $4.6 million. In January 2001, the Company sold the remaining shares of its investment in available for sale equity securities for approximately $6.3 million and recognized losses, net of income tax benefits, of approximately $5.3 million.

                           MADISON RIVER CAPITAL, LLC
         Notes To Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.   LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit consisted of the following:

                                                                                          March 31,       December 31,
                                                                                           2001               2000
                                                                                      -------------------------------
                                                                                               (in thousands)
First mortgage notes collateralized by substantially all assets:
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
     fixed rate of 6.7%.                                                              $   116,400         $   117,808
   RTFC note payable in escalating quarterly principal installments beginning in May 2001 through August 2013, interest payments due quarterly at the financial institution's base rate plus 0.75% (8.25% at
     March 31, 2001).                                                                       6,246               6,246
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
     fixed rate of 8.4%.                                                                   72,434              72,684
   RTFC note payable in escalating quarterly principal installments beginning in May 2001 through August 2013, interest payments due quarterly at the financial institution's base rate plus 0.75% (8.25% at
     March 31, 2001).                                                                       3,982               3,982
   RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
     fixed rate of 6.5%.                                                                   13,472              13,654
   RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
     fixed rate of 8.15%.                                                                   6,832               6,925
   RTFC note payable in escalating quarterly principal installments beginning in May 2001 through November 2012, interest payments due quarterly at the financial institution's base rate plus 0.5% (8.0% at
     March 31, 2001).                                                                       1,085               1,085
   RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
     fixed rate of 8.4%.                                                                  136,902             136,902
   RTFC note payable in escalating quarterly principal installments beginning in August 2001 through February 2015, interest payments due
     quarterly at a fixed rate of 8.5%.                                                   108,689             108,689
   RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the financial institution's line
     of credit base rate plus 0.5% (9.1% at March 31, 2001)                                10,000              10,000
Mortgage note payable in monthly installments of $18 with a
   balloon payment of $2,238 in April 2006, interest at a
   fixed rate of 8%, secured by land and building                                           2,365               2,367
Unsecured 13 1/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt
   discount of $2,583 and $2,621, respectively                                            197,417             197,379
Other                                                                                         393                 393
                                                                                      -----------         -----------
                                                                                          676,217             678,114
Less current portion                                                                       18,287              15,258
                                                                                      -----------         -----------
                                                                                      $   657,930         $   662,856
                                                                                      ===========         ===========

                           MADISON RIVER CAPITAL, LLC
         Notes To Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.   LONG-TERM DEBT AND LINES OF CREDIT, Continued

On December 29, 2000, the Company entered into a definitive agreement with the RTFC to refinance its five existing loan agreements with the RTFC into one new loan agreement. As part of the transaction, on that date, the Company borrowed an additional $11.3 million from the RTFC to finance the purchase of additional subordinated capital certificates. Principal repayment terms and security provisions under the new agreement are substantially the same as existed under the previous separate agreements. In addition, the new agreement consolidated the four separate secured lines of credit which totaled $31.0 million into a new $31.0 million facility with no annual pay-down provisions.

Under the new agreement, the Company is subject to various financial and administrative covenants. The transaction received all necessary regulatory approvals and was completed during the first quarter of 2001.

At March 31, 2001, the Company had available, under the terms of the credit agreements, undrawn credit facilities totaling $38.8 million with the RTFC.


6.   REDEEMABLE MINORITY INTEREST

Redeemable minority interest as of March 31, 2001 consists of the Series A non-voting common stock, with a carrying value of $11.0 million, and Series B non-voting common stock, with a carrying value of $35.0 million, of Coastal Communications issued to the former shareholders of Coastal Utilities, Inc. as part of the Coastal Communications acquisition.

The Series A and Series B shares have put and call features exercisable by the holders and the Company. Based on the put and call features, the holders of Series A shares may put their shares to Coastal Communications in December 2005 for $17.7 million. The holders of the Series B shares have the right to put their shares for $35.0 million during the first two years subsequent to closing upon the occurrence of certain defined events. Such an event occurred with the Company's successful completion of the exchange offer for its senior notes in July 2000. In February 2001, the holders of the Series B shares exercised their put option, and the Company has until April 2002 to repurchase the Series B shares for $35.0 million.


7.   SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Though both segments provide telecommunication services, each segment is managed by distinct management teams, and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income for each segment for the three months ended March 31, 2001 and 2000:

                                                  Quarterly period ended
                                                --------------------------
                                                March 31,        March 31,
                                                  2001             2000
                                                --------         --------
                                                    (in thousands)

         Total revenues:
             LTD                                $ 43,028         $ 31,438
             ICD                                   2,648              415
                                                --------         --------
                                                  45,676           31,853
         Less intersegment revenues                 (457)            (248)
                                                --------         --------
             Total reported revenues            $ 45,219         $ 31,605
                                                ========         ========

                           MADISON RIVER CAPITAL, LLC
         Notes To Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


7.   SEGMENT INFORMATION, Continued

                                                   Quarterly period ended
                                                -----------------------------
                                                   March 31,        March 31,
                                                     2001             2000
                                                -----------       ----------
                                                       (in thousands)
         Net operating income (loss):
             LTD                                  $   8,963        $   4,605
             ICD                                     (9,586)          (3,550)
                                                -----------       ----------
             Total reported operating
             (loss) income                      $      (623)      $    1,055
                                                ===========       ==========

At March 31, 2001 and December 31, 2000, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:


                                                 March 31,      December 31,
                                                   2001             2000
                                                ---------        ---------
                                                     (in thousands)
         Total assets:
            LTD                                 $ 776,812        $ 827,527
            ICD                                   168,742          164,490
                                                ---------        ---------
            Total reported assets               $ 945,554        $ 992,017
                                                =========        =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involves risks and uncertainties. During our existence, we have completed multiple acquisitions of telecommunications companies and assets. As a result, we believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

     o the uncertainties and potential delays associated with our planned expansion into competitive local service;
     o the passage of legislation, court decisions or regulatory changes adversely affecting the telecommunications industry;
     o    our ability to repay our outstanding indebtedness;
     o our ability to raise additional capital on acceptable terms and on a timely basis;
     o    competition in the telecommunications industry;
     o    acceptance by consumers of our Company and the CLEC industry; and
     o    the advent of new technology.

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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.


Overview

We are an established and rapidly growing provider of integrated communications services and solutions that focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings to medium and large businesses and residential customers include voice, high-speed data, fiber transport and Internet access. At March 31, 2001, we had approximately 216,500 voice and data lines in service.

The Company is organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets and transport business as a competitive local exchange carrier ("CLEC"). The ICD is building its base of customers around approximately 2,425 sheath-miles of fiber optic network and the LTD's currently established operations. We are currently certified in ten states as a CLEC (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee and Illinois) and in eleven states as a long distance provider (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee, Kentucky and Illinois).

The majority of our fiber optic network, approximately 2,175 sheath-miles, comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama, Biloxi, Mississippi, New Orleans, Louisiana and Houston, Texas. During the third quarter of 2000, we entered into peering agreements with MCI/Worldcom in both Atlanta and Dallas. The peering agreements allow us to pass the Internet traffic we carry on our network to the Internet backbone providers.

Our current business plan is focused on continuing to develop our existing markets and expanding from those established markets into new expansion markets. Our ICD division currently serves the Research Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and Biloxi, Mississippi, New Orleans, Louisiana, Atlanta, Georgia, and Houston and Dallas, Texas in the Gulf Coast. Mobile and Montgomery, Alabama and Pensacola, Florida are near term markets we anticipate serving.


Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. For the quarter ended March 31, 2001, 94.3% of our operating revenues came from our LTD division. Our business plan is to generate increasing revenues from voice services (local and long distance), dedicated fiber transport, Internet access/enhanced data and other services. We expect that a substantial portion of our revenues will continue to be generated from the sale of communications services to customers in our established markets in the near term. Then, as we continue to develop and expand our CLEC business, we expect a growing percentage of our revenues to come from sales of communications services to medium and large businesses and residential multi-dwelling units in our expansion markets. We will continue to offer bundled services and intend to continue to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts. We expect the fiber transport business will be price driven, and, as a result, we will competitively price these services to gain market share.

Expenses

Historically, our operating expenses have remained relatively consistent from period to period as the ILECs, which are the foundation of our business, experienced fairly consistent results and are anticipated to continue to do so in the future. In the first quarter of 2001, the LTD generated $21.0 million in EBITDA. However, as the ICD has expanded its markets, its operating expenses have increased and become less consistent. We are making significant expenditures in our expansion markets to build our fiber network and develop an efficient marketing and sales infrastructure. We currently expect that we will incur negative EBITDA in our ICD division for the remainder of 2001 as we develop our CLEC business infrastructure and network.

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

We employ a professional sales team in the markets we serve. We are currently evaluating the markets we are in and the products we offer to determine which markets and products will provide us with the strongest returns balanced with risk. As a result, we may reduce the number of professional sales people we employ to better fit the structure of our business. We offer a competitive compensation package based on minimum quota sales and incentives for long-term contracts and bundled services. It may not be possible to replicate the sales structure in other target markets due to competition for qualified sales professionals in the markets into which we are expanding.

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

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise as we expand from our established markets, operating losses in the markets into which we expand will materially decrease our EBITDA. Further, our expansion plans require additional capital expenditures necessary to deliver high quality integrated communications services and solutions. Thus, we expect our free cash flow at times to be negative. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain profitability or generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results will differ from our current projections, and those differences may be material.

Results of Operations

In March 2000, we completed the Coastal Communications acquisition and, as a result, we believe that our historical financial statements for the first quarter ended March 31, 2001 are not directly comparable with our historical financial statements for the first quarter ended March 31, 2000. The operating results for the first quarter ended March 31, 2001 include three months of operations for Coastal Communications whereas the first quarter ended March 31, 2000 includes no operations for Coastal Communications.


Quarter Ended March 31, 2001 compared to Quarter Ended March 31, 2000

Total revenues for the quarter ended March 31, 2001 were $45.2 million, an increase of $13.6 million, or 43.1%, over total revenues of $31.6 million for the quarter ended March 31, 2000. Approximately $9.7 million of the increase is attributable to reporting a full quarter of operations for Coastal Communications in the 2001 results whereas 2000 had no comparable operations included. Coastal Communications was acquired on March 30, 2000. The balance of the increase came from sales gains in the LTD and ICD. Excluding Coastal Communications from the first quarter 2001 results, revenues grew $3.9 million. Approximately $2.2 million of the increase came from higher revenues in the ICD with the remaining $1.7 million from revenue growth in the LTD. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 85.1% and 86.3% for the quarters ended March 31, 2001 and 2000, respectively.

Total operating expenses increased $15.3 million from $30.6 million, or 96.7% of total revenues in the first quarter of 2000, to $45.8 million, or 101.4% of total revenues in the first quarter of 2001. Approximately $7.7 million of the increase is attributable to the inclusion of Coastal Communications results in the first quarter of 2001 with no comparable results in the first quarter of 2000. In addition, the expansion of the CLEC and transport business contributed to the increase. Operating expenses in the first quarter of 2001 for the ICD were $12.2 million compared to $4.0 million for the same period in 2000, an increase of $8.2 million. The increases were partially offset by lower expenses in the LTD as a result of successful control of expenses through the use of business process management tools. Cost of services, as a percentage of total revenues, increased from 35.4% in the first quarter of 2000 to 36.0% in the first quarter of 2001, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 35.3% in the first quarter of 2000 to 34.3% in the first quarter of 2001. Depreciation and amortization expense, as a percentage of total revenues, increased from 26.0% in the first quarter of 2000 to 31.1% in the first quarter of 2001.

Net operating income (loss) decreased $1.7 million from $1.1 million in net operating income, or 3.3% of total revenues in the first quarter of 2000, to a net operating loss of $0.6 million, or (1.4%) of total revenues in the first quarter of 2001. The decrease in net operating income margin was directly attributable to the increase in operating expenses from the expansion of the CLEC and transport business. The impact of the losses from the expansion of the CLEC business was offset by positive results from the inclusion of Coastal Communications as well as improved operating results in our other existing operations.

Interest expense increased $4.0 million from $12.2 million, or 38.6% of total revenues in the first quarter of 2000, to $16.2 million, or 35.9% of total revenues in the first quarter of 2001. The increase in interest expense is attributable primarily to $118.7 million in financing incurred for the Coastal Communications acquisition. Other factors contributing to the increase include the issuance of $200.0 million of 13 1/4% senior notes in February 2000, a portion of which was used to repay $177.8 million term loan from the Rural Telephone Finance Cooperative ("RTFC") which bore interest at 9.4% and interest on the approximately $11.3 million in additional debt incurred to purchase subordinated capital certificates ("SCCs") as part of the RTFC refinancing which took place in December 2000.

Net loss increased $16.7 million from $12.5 million, or 39.5% of total revenues in the first quarter of 2000, to $29.1 million, or 64.5% of total revenues in the first quarter of 2001, as a result of the factors discussed above. EBITDA increased $4.2 million from $9.3 million, or 29.3% of total revenues in the first quarter of 2000, to $13.4 million, or 29.7% of total revenues in the first quarter of 2001. Approximately $4.7 million of the increase in EBITDA is attributable to the first quarter 2001 EBITDA contribution of Coastal Communications. Excluding Coastal Communications results, EBITDA for the LTD increased $3.9 million from the first quarter of 2000 to the first quarter of 2001. These increases were offset by a $4.4 million increase in the EBITDA loss for the ICD from the first quarter of 2000 to the first quarter of 2001.


Liquidity and Capital Resources

We are a holding company with no business operations of our own. Our only significant assets are the capital stock/member interests of our subsidiaries. Accordingly, our only sources of cash to pay our obligations are cash on hand and distributions from our subsidiaries from their net earnings and cash flow. Even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock/member interests, we cannot guarantee that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay such dividend or distribution under the terms of their credit facilities.

Since our inception, we have funded our operations and growth through cash flow from operations, borrowings and equity contributions from our member. Our balance sheet reflected negative working capital of $7.4 million at March 31, 2001 and positive working capital of $11.4 million at December 31, 2000.

Operating Activities. For the quarters ended March 31, 2001 and 2000, we used cash in operating activities of $29.6 million and $6.0 million, respectively. The increase in cash used for operating activities for the first quarter of 2001 when compared to the first quarter of 2000 is attributable primarily to cash used to pay accounts payable and accrued expenses. In the first quarter of 2001, cash used for accounts payable and accrued expenses was approximately $21.0 million compared to $3.7 million for the same period of 2000.

Investing Activities. For the quarter ended March 31, 2001, we used cash for investing activities in the amount of $0.6 million. Cash used in investing activities in the first quarter of 2001 was attributable to the purchase of telephone plant and equipment in the amount of $12.1 million. This was offset by the change in other assets, primarily from the cash proceeds related to the sale of our investment in available-for-sale marketable equity securities. For the quarter ended March 31, 2000, we used cash for investing activities in the amount of $126.8 million, primarily in the acquisition of Coastal Communications, net of cash acquired, of $115.9 million and purchases of telephone plant and equipment of $11.1 million.

Financing Activities. For the quarter ended March 31, 2001, net cash used in financing activities was $1.8 million and consisted primarily of payments on long-term debt of $1.9 million. For the quarter ended March 31, 2000, net cash provided by financing activities was $139.5 million. Proceeds from long-term debt were $318.3 million, consisting of $197.3 million in net proceeds from the senior notes offering and $121.0 million in financing for the Coastal Communications acquisition. These amounts were offset by payments on long-term debt of $179.6 million, the most significant payment resulting from the repayment of a note in the amount of $177.8 million to the RTFC with the proceeds from the senior note offering.


Long-Term Debt and Revolving Credit Facilities

We or our subsidiaries currently have outstanding term and revolving credit facilities with the RTFC, which were entered into in connection with the acquisitions of Mebcom, Gallatin River, Gulf Coast Services and Coastal Communications. In addition, we have outstanding $200.0 million in 13 1/4% senior notes that are due in March 2010, a mortgage note payable on property acquired in the Coastal Communications acquisition and a miscellaneous note payable.

On December 29, 2000, our subsidiary, Madison River LTD Funding Corp., entered into a definitive agreement with the RTFC to refinance our five existing loan agreements with the RTFC, consolidating them into one new loan agreement. On that date, as part of the transaction, the Company borrowed an additional $11.3 million from the RTFC to finance the purchase of additional SCCs. Principal repayment terms and security provisions under the new agreement are substantially similar to those that existed under the previous separate agreements. Our blended interest rate fell from 8.13% to 7.98% as a result of the transaction. In addition, under the previous structure, we had four secured lines of credit that together totaled $31.0 million with certain amounts subject to an annual pay-down provision. One line of credit in the amount of $10.0 million had been completely advanced at the closing of the

Coastal Communications acquisition. With the new agreement, we consolidated these four credit lines into a new $31.0 million facility with no annual pay-down provision and which matures in March 2005. As of March 31, 2001, the new credit line has $10.0 million advanced and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 9.1%. The $7.8 million secured term facility available to Gulf Telephone Company remains available under the new agreement, and the $10.0 million unsecured line of credit obtained by Coastal Utilities continues to be available under its original terms. The transaction received all necessary regulatory approvals and was completed during the first quarter of 2001.

As of March 31, 2001, we had approximately $466.0 million in term loans outstanding with the RTFC and $10.0 million drawn against our secured line of credit. In addition, we had $46.4 million in SCCs that represent ownership interests in the RTFC. Pursuant to our original loan agreements entered into in connection with each acquisition, we purchased SCCs in amounts equal to 5% or 10% of the amount borrowed under the term facilities depending on the agreement. We financed the purchase of the SCCs with additional borrowings from the RTFC. As part of our refinancing in December 2000, we agreed to increase the level of SCCs for each note to the 10% level of the amount outstanding where we had originally purchased SCCs equivalent to 5%. To accomplish this, we borrowed an additional $11.3 million from the RTFC to purchase an equivalent amount of SCCs. The SCCs are redeemed proportionately as we make payments to reduce the principal amount outstanding under the term facilities.

In connection with the Mebcom acquisition, on January 16, 1998, Mebtel, Inc., our wholly owned subsidiary, entered into a secured credit facility with the RTFC consisting of a $23.3 million term loan and a $1.0 million revolving line of credit. This facility was refinanced with the RTFC in December 2000 as described above. A total of $22.6 million was funded from the term loan at the closing of the acquisition and matures in January 2013. The term note bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted $15.0 million of the facility into a fixed rate of 6.8% per annum, which was subsequently reduced under the terms of the refinancing to 6.5%, through September 2003. In April 2000, we converted the remaining variable portion of the facility in the amount of $7.2 million into a fixed rate of 8.55% per annum, which was subsequently reduced under the terms of the refinancing to 8.15%, through April 2003. In addition, we borrowed an additional $1.1 million during the refinancing and purchased SCCs, raising the level of SCCs for this note from 5% to 10%. At March 31, 2001, $21.4 million was outstanding under this term note.

In connection with the Gallatin River acquisition, on October 30, 1998, Gallatin River Communications, LLC and Madison River Communications, Inc. (renamed Madison River Management Company effective March 6, 2000), our wholly owned subsidiaries, entered into a secured credit facility with the RTFC consisting of a $123.2 million term facility and $10.0 million revolving line of credit by Gallatin River Communications and a $73.7 million term facility by Madison River Management Company. These facilities were refinanced with the RTFC in December 2000 as described above. The term loans were fully funded at the closing of the acquisition and mature in October 2013. The term facilities bear interest at the base rate of RTFC's stated variable rate plus 75 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $123.2 million term facility into a fixed rate of 7.0% per annum, which was subsequently reduced under the terms of the refinancing to 6.7%, through November 2004, and we converted the $73.7 million term facility into a fixed rate of 8.8% per annum, which was subsequently reduced under the terms of the refinancing to 8.4%, through April 2003. In addition, we borrowed an additional $10.2 million during the refinancing and purchased SCCs, raising the level of SCCs for these notes from 5% to 10%. At March 31, 2001, $122.6 million and $76.4 million, respectively, were outstanding under these term notes.

To finance the Gulf Coast Services acquisition, on September 29, 1999, we entered into a secured term facility with the RTFC for $177.8 million, and our subsidiary, Gulf Telephone Company, entered into two secured term facilities for $138.4 million and $7.8 million and a secured revolving line of credit for $10.0 million with the RTFC. The $177.8 million facility, which was fully funded at the closing of the acquisition, was repaid in full in February 2000 with proceeds from the senior note offering. The remaining facility was refinanced with the RTFC in December 2000 as described above. The $138.4 million term facility was fully funded at the closing of the acquisition and matures in September 2014. The $7.8 million term facility remains available to Gulf Telephone Company for working capital and capital expenditures. The term notes bear interest at the base rate of RTFC's stated variable rate plus 35 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $138.4 million term note into a fixed rate of 8.4% per annum through October 2004. At March 31, 2001, $136.9 million was outstanding under this term note.

On February 17, 2000, we privately placed $200.0 million of 13 1/4% senior notes due 2010. The proceeds from the offering were approximately $189.7 million, net of bond discount of $2.7 million and issuance costs of $7.6 million. We used the proceeds of the offering to repay our $177.8 million secured term facility with RTFC related to the Gulf Coast acquisition, to finance a portion of the Coastal Communications acquisition and for general corporate and working capital purposes. At March 31, 2001, the senior notes had a carrying value of $197.4 million.

To finance the Coastal Communications acquisition, on March 30, 2000, our subsidiary, Coastal Utilities, entered into two secured facilities with the RTFC for $118.7 million, which consisted of a $108.7 million, fifteen year note and a $10.0 million, five year revolving line of credit. In addition, Coastal Utilities also obtained an unsecured $10.0 million revolving line of credit with the RTFC. The secured facilities were refinanced with the RTFC in December 2000 as described above. The unsecured revolving line of credit, which bears interest at the RTFC base rate for a standard line of credit plus 100 basis points, continues under its original terms and remains available to be drawn, maturing in March 2005.

The $108.7 million secured term note was completely drawn down at the closing of the acquisition and matures in March 2015. The secured $10.0 million line of credit was also completely drawn down at closing. The term note bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $108.7 million term facility into a fixed rate of 8.5% per annum through April 2005. At March 31, 2001, $108.7 million remains outstanding under the term note. Our first principal installment of $1.1 million is due in August 2001.

In addition, as part of the Coastal Communications financing, we issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively.

At March 31, 2001, we had $38.8 million of undrawn credit facilities available with the RTFC.

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

We currently estimate that cash required to fund capital expenditures in 2001 will be approximately $66.0 million. For the quarter ended March 31, 2001, cash used to fund capital expenditures was approximately $24.0 million. We currently project that existing equity commitments, available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be sufficient to finance our current business plan through the first quarter of 2002. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

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

As part of the Coastal Communications acquisition, we issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B shares have put and call features exercisable by the holders and us. Based on the put and call features, the holders of Series A shares may put their shares to Coastal Communications in December 2005 for $17.7 million. The holders of the Series B shares have the right to put their shares for $35.0 million during the first two years subsequent to closing upon the occurrence of certain defined events. Such an event occurred with our successful completion of the exchange offer for the senior notes in July 2000. In February 2001, the holders of the Series B shares exercised their put option, and we have until April 2002 to repurchase the Series B shares for $35.0 million. The put and call features of the Series A and Series B shares are defined pursuant to the terms of a shareholders agreement.

On December 27, 2000, the Company entered into a definitive agreement to sell over 4,200 access lines and other operating assets that comprise the exchanges in Staunton and Livingston, Illinois to Madison Telephone Company (a non-related entity) for approximately $13.6 million, subject to purchase price adjustments. The transaction is subject to certain risks that could delay or prevent the closing of the transaction. Primarily, the transaction is subject to third party consents including, but not limited to, obtaining approval from the Illinois Commerce Commission and the FCC pursuant to terms that are reasonably acceptable to Madison Telephone Company and us. In addition, Madison Telephone Company must obtain final approval from its lender for the financing of the transaction. The transaction is expected to be completed near the end of the second quarter of 2001.

To the extent that our development plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, RTFC financing, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot guarantee that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back our expansion plans, either of which could have a material adverse effect on our projected financial condition and results of operations.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ( "FASB ") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on our consolidated financial statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although we invest our short-term excess cash balances, the nature and quality of these investments are restricted under our internal investment policies. These investments are limited primarily to U.S. Treasury agency securities, certain time deposits and high quality repurchase agreements and commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of March 31, 2001, we had fixed rate secured debt with the RTFC of $454.7 million at a blended rate of 7.93%. The fixed rates on the notes expire from 2003 to 2005 at which time they will be adjusted. We have $11.3 million in term notes and $10.0 million under a secured line of credit with the RTFC that bear variable interest approximating a blended average rate of 8.6%. Changes in the underlying interest rates for the variable rate debt of one percent would have an immaterial impact of less than $250,000 per annum on interest expense. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

As part of the Coastal Communications acquisition, we acquired a marketable equity security investment in Illuminet, Inc. with a fair value, as of December 31, 2000, of $6.9 million, for which we were subject to market risk. The entire equity security investment was sold for approximately $6.3 million during January 2001.

                                     Part II

Item 1.       Legal Proceedings

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

We estimate that the cost to the ESOP of the corrective allocation described above will be approximately $3.3 million. In the application, Gulf Coast Services has requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account has an approximate value of $1.6 million and the ESOP Loan Suspense Account has a value in excess of the $1.7 million needed for the full correction. At this time, we cannot be certain whether the IRS will allow use of funds in the 415 Suspense Account or in the ESOP Loan Suspense Account to be used as part of the corrective action. However, based on the advice of our advisors, we intend to withdraw our proposal to use the assets in the ESOP Loan Suspense Account as a source of funds to satisfy the obligation. We will pursue other options currently available to us to obtain reimbursement of any funds we may be required to contribute to the Plan to comply with the Code, which may include seeking reimbursement from an escrow account established in connection with the sale of Gulf Coast Services by the sellers of Gulf Coast Services stock. There is no assurance that we will be able to obtain any reimbursement from another source, and therefore, we will be required to contribute to the Plan the funds needed to make up any shortfall, which currently approximates $1.7 million. The Company does not believe the IRS's decision will have a material adverse effect on its financial condition or results of operations.

On May 9, 2001, Life Everlasting, Inc., a former customer of our subsidiary Madison River Communications, LLC, filed a lawsuit against Madison River Communications and certain of its current and former employees. The suit alleges breach of contract, deceptive trade practices, and other charges. Madison
River Communications believes that this lawsuit is without merit, intends to vigorously defend the allegations, and is currently contemplating filing certain counterclaims against Life Everlasting.

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


     (b)      Reports on Form 8-K

              On March 2, 2001, we filed a Current Report on Form 8-K dated February 22, 2001 announcing our fourth quarter and year-end operating and financial results for the period ended
              December 31, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MADISON RIVER CAPITAL, LLC

Date:  May 15, 2001            /s/  PAUL H. SUNU
                               -------------------------------------------------
                               Name:  Paul H. Sunu
                               Title: Managing Director, Chief Financial Officer
                                      and Secretary