Form 10-Q
period 2001-06-30
MADISON RIVER CAPITAL LLC
filed 2001-08-14
CIK 1111590

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          __________________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001
                                    -------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                          __________________________


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

                          __________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _____
                                       -----

================================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q


Part I -  Financial Information                                                                                Page
                                                                                                             --------
Item  1.    Financial Statements
            Condensed Consolidated Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000..........   1
            Condensed Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended
             June 30, 2001 and 2000..........................................................................   2
            Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30,
             2001 and 2000...................................................................................   3
            Notes to Condensed Consolidated Financial Statements (Unaudited).................................   4
Item  2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   9
Item  3.    Quantitative and Qualitative Disclosure of Market Risks..........................................   18

Part II - Other Information
Item  1.    Legal Proceedings................................................................................   19
Item  6.    Exhibits and Reports on Form 8-K.................................................................   20
Signature....................................................................................................   20

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                                       June 30, 2001             December 31, 2000
                                                                                   ---------------------        --------------------
                                                                                        (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                        $     27,705                 $      63,410
    Accounts receivable, less allowance for uncollectible accounts of
         $1,514 and $1,150 in 2001 and 2000, respectively                                  13,653                        14,376
    Receivables, primarily from interexchange carriers, less allowance for uncollectible accounts of $539 and $531 in 2001 and 2000,
         respectively                                                                       9,417                         9,642
    Other current assets
                                                                                            6,571                         9,913
                                                                                      ---------------              ---------------
        Total current assets                                                               57,346                        97,341
                                                                                      ---------------              ---------------



Telephone plant and equipment                                                             458,250                       440,819
Less accumulated depreciation and amortization                                            (54,847)                      (40,500)
                                                                                      ---------------              ---------------
Telephone plant and equipment, net                                                        403,403                       400,319
                                                                                      ---------------              ---------------

Other assets:
    Rural Telephone Finance Cooperative stock, at cost                                     46,798                        46,946
    Goodwill, net of accumulated amortization of $33,135 and
         $25,770 in 2001 and 2000, respectively                                           376,457                       393,282
    Other assets                                                                           45,215                        54,129
                                                                                      ---------------              ---------------
        Total other assets                                                                468,470                       494,357
                                                                                      ---------------              ---------------
        Total assets                                                                 $    929,219                 $     992,017
                                                                                      ===============              ===============


Liabilities and member's capital
 Current liabilities:
    Accounts payable and accrued expenses                                            $     46,273                 $      65,631
    Other current liabilities                                                              10,327                         5,089
    Current portion of long-term debt                                                      19,708                        15,258
                                                                                      ---------------              ---------------
        Total current liabilities                                                          76,308                        85,978
                                                                                      ---------------              ---------------

Noncurrent liabilities:
    Long-term debt                                                                        652,912                       662,856
    Other liabilities                                                                      60,797                        68,332
                                                                                      ---------------              ---------------
        Total noncurrent liabilities                                                      713,709                       731,188
                                                                                      ---------------              ---------------


        Total liabilities                                                                 790,017                       817,166


Redeemable minority interest                                                               46,275                        45,750

Member's capital:
    Member's interest                                                                     213,584                       213,054
    Accumulated deficit                                                                  (120,642)                      (79,292)
    Accumulated other comprehensive income                                                    (15)                       (4,661)
                                                                                      ---------------              ---------------
        Total member's capital                                                             92,927                       129,101
                                                                                      ---------------              ---------------

        Total liabilities and member's capital                                       $    929,219                 $     992,017
                                                                                      ===============              ===============

           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)

                                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                                          --------------------------       -------------------------
                                                                             2001           2000              2001           2000
                                                                          ----------     -----------       ----------      ---------
Operating revenues:
      Local service                                                       $   35,373     $    31,830       $   69,776      $ 56,369
      Long distance service                                                    4,050           3,100            8,126         5,837
      Internet and enhanced data service                                       2,466           1,806            4,768         2,836
      Transport service                                                          535               -              862             -
      Miscellaneous telecommunications service and equipment                   3,080           4,914            7,191         8,213
                                                                          ----------     -----------       ----------      --------

           Total operating revenues                                           45,504          41,650           90,723        73,255
                                                                          ----------     -----------       ----------      --------

Operating expenses:
      Cost of services                                                        17,681          14,343           33,944        24,615
      Depreciation and amortization                                           14,141          12,625           28,206        20,842
      Selling, general and administrative expenses                            13,419          13,434           28,933        25,495
                                                                          ----------     -----------       ----------      --------
           Total operating expenses                                           45,241          40,402           91,083        70,952
                                                                          ----------     -----------       ----------      --------

Operating income (loss)                                                          263           1,248             (360)        2,303

Interest expense                                                             (16,391)        (16,414)         (32,619)      (28,619)
Other income (expense), net                                                    1,454           1,819           (5,984)        2,712
                                                                          ----------     -----------       ----------      --------

Loss before income tax expense and minority interest                         (14,674)        (13,347)         (38,963)      (23,604)


Income tax benefit (expense)                                                   2,745           1,600           (1,862)         (636)
                                                                          ----------     -----------       ----------      --------

Loss before minority interest expense                                        (11,929)        (11,747)         (40,825)      (24,240)

Minority interest expense                                                       (275)           (250)            (525)         (250)
                                                                          ----------     -----------       ----------      --------

Net loss                                                                  $  (12,204)    $   (11,997)      $  (41,350)     $(24,490)
                                                                          ==========     ===========       ==========      ========


           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                               Six Months Ended June 30,
                                                                                           --------------------------------
                                                                                               2001                2000
                                                                                           ---------------   --------------
Operating activities
Net cash (used for) provided by operating activities                                       $       (29,714)   $        4,013
                                                                                           ---------------    --------------

Investing activities
Purchases of telephone plant and equipment                                                         (25,977)          (32,962)
Proceeds from sales of telephone plant and equipment                                                13,652                62
Acquisition, net of cash acquired                                                                      -            (116,028)
Redemption of Rural Telephone Finance Cooperative stock, net                                           -               6,957
Change in other assets                                                                              11,306            (8,745)
                                                                                           ---------------    --------------
Net cash used for investing activities                                                              (1,019)         (150,716)
                                                                                           ---------------    --------------

Financing activities
Capital contributions from member                                                                      530             3,891
Proceeds from long-term debt                                                                           -             318,336
Payments on long-term debt                                                                          (5,571)         (181,986)
Change in other long-term liabilities                                                                   69             1,953
                                                                                           ---------------    --------------
Net cash (used for) provided by financing activities                                                (4,972)          142,194
                                                                                           ---------------    --------------

Net decrease in cash and cash equivalents                                                          (35,705)           (4,509)

Cash and cash equivalents at beginning of year                                                      63,410            83,729
                                                                                           ---------------    --------------

Cash and cash equivalents at end of six month period                                       $        27,705    $       79,220
                                                                                           ===============    ==============


           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
             Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  GENERAL

Madison River Capital, LLC, a wholly-owned subsidiary of Madison River Telephone Company, LLC, and its subsidiaries are providers to business and residential customers of integrated communications services and solutions that include local and long distance voice, high speed data, fiber transport and Internet access. Madison River Capital and its subsidiaries are referred to herein as the Company.

The Company focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. The Company is organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets and fiber transport business as a competitive local exchange carrier ("CLEC"). The ICD is building its base of customers in markets around the LTD's current established operations and along its fiber optic network.

The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation of any new business, the competitive environment in which the Company operates and the acceptance of the Company and the CLEC industry by consumers. In addition, the Company has incurred a significant amount of indebtedness that may limit its operational flexibility or otherwise affect its financial health. The Company's performance will further be affected by its ability to raise more capital on acceptable terms to fund its operations and for expansion of its business when needed, to develop its established and targeted markets, to generate a sufficient volume of traffic on its network, to implement expanded interconnection and collocation with the facilities of ILECs, to manage rapidly evolving communications technology, to implement efficient information, billing and other back office systems, and to attract, retain and motivate qualified personnel. The Company is also subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever generate free cash flow or operate profitably.

The development of the Company's CLEC business and the acquisition, installation and expansion of its fiber optic network in new markets required significant expenditures, and substantially all of those expenditures have been made before the realization of any significant revenues. Currently, expenditures are being made to fund success-based capital spending and operating losses. As a result, the Company expects to have negative cash flow and operating losses from its expansion operations until it establishes an adequate revenue base which may take several years. The Company cannot be certain that it will establish an adequate revenue base in each of its expansion markets or in its expansion markets as a whole.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain amounts in the June 30, 2000 condensed consolidated financial statements have been reclassified to conform to the June 30, 2001 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

3.  TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment consisted of the following:

                                           June 30,
                                             2001                December 31,
                                          (unaudited)                2000
                                          ------------           -------------
                                                     (in thousands)
Land, buildings and general equipment       $ 53,709                  $ 54,920
Central office equipment                      83,185                    84,818
Poles, wires, cables and conduit             203,009                   204,493
Leasehold improvements                         1,742                     1,656
Software                                       7,505                     6,193
Construction-in-process                      109,100                    88,739
                                            --------                  --------
                                            $458,250                  $440,819
                                            ========                  ========


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

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit consisted of the following:

                                                                               June 30,
                                                                                 2001       December 31,
                                                                             (unaudited)        2000
                                                                             --------------------------
                                                                                   (in thousands)
First mortgage notes collateralized by substantially all assets:
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
   fixed rate of 6.7%.                                                       $  114,964     $  117,808
 RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the financial
   institution's base rate plus 0.75%  (7.35% at June 30, 2001).                  6,176          6,246
 RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
   fixed rate of 8.4%.                                                           72,184         72,684
 RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the financial
   institution's base rate plus 0.75% (7.35% at June 30, 2001).                   3,938          3,982
 RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
   fixed rate of 6.5%.                                                           13,287         13,654
 RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
   fixed rate of 8.15%.                                                           6,738          6,925
 RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the financial
   institution's base rate plus 0.5%  (7.1% at June 30, 2001).                    1,071          1,085
 RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
   fixed rate of 8.4%.                                                          135,364        136,902
 RTFC note payable in escalating quarterly principal installments beginning in August 2001 through February 2015, interest payments
   due quarterly at a fixed rate of 8.5%.                                       108,689        108,689
 RTFC secured line of credit loan, maturing March 2005 with
   interest payments due quarterly at the financial institution's line
   of credit base rate plus 0.5% (8.15% at June 30, 2001)                        10,000         10,000
Mortgage note payable in monthly installments of $18 with a
 balloon payment of $2,238 in April 2006, interest at a
 fixed rate of 8%, secured by land and building                                   2,360          2,367
Unsecured 13 1/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
 debt discount of $2,544 and $2,621, respectively                               197,456        197,379
Other                                                                               393            393
                                                                             ----------     ----------
                                                                                672,620        678,114
Less current portion                                                             19,708         15,258
                                                                             ----------     ----------
                                                                             $  652,912     $  662,856
                                                                             ==========     ==========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

On December 29, 2000, the Company entered into a definitive agreement with the RTFC to refinance its five existing loan agreements with the RTFC into one new loan agreement. As part of the transaction, on that date, the Company borrowed an additional $11.3 million from the RTFC to finance the purchase of additional subordinated capital certificates in the RTFC. Principal repayment terms and security provisions under the new agreement are substantially the same as existed under the previous separate agreements. In addition, the new agreement consolidated the four separate secured lines of credit which totaled $31.0 million into a new $31.0 million facility with no annual pay-down provisions.

Under the new agreement, the Company is subject to various financial and administrative covenants. The transaction received all necessary regulatory approvals during the first quarter of 2001.

At June 30, 2001, the Company had available, under the terms of the credit agreements, undrawn credit facilities totaling $38.8 million with the RTFC.


6.  REDEEMABLE MINORITY INTEREST

Redeemable minority interest as of June 30, 2001 consists of the Series A non-voting common stock, with a carrying value of $11.3 million, and Series B non-voting common stock, with a carrying value of $35.0 million, of Coastal Communications issued to the former shareholders of Coastal Utilities, Inc. as part of the Coastal Communications acquisition. The carrying value approximates fair market value for these shares.

The Series A and Series B shares have put and call features exercisable by the holders and the Company. Based on the put and call features, the holders of Series A shares may put their shares to Coastal Communications in March 2005 and the Company will be required to purchase the Series A shares no later than December 2005 for $17.7 million. The Company has the right to call the Series A shares at any time in the intervening period at specified amounts as defined in a shareholders agreement. The Company is accreting the carrying value of the Series A shares to the full $17.7 million by March 2005, the exercise date for the put option. The holders of the Series B shares have the right to put their shares for $35.0 million during the first two years subsequent to closing upon the occurrence of certain defined events or anytime after March 2004. However, the Company's successful completion of the exchange offer for its senior notes in July 2000 qualified as an event that gave the holders of the Series B shares the right to exercise their put option. In February 2001, the holders of the Series B shares exercised their put option, and the Company has until April 2002 to repurchase the Series B shares for $35.0 million. Accordingly, the Company is carrying the Series B shares at their fair market value of $35.0 million.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


7.  SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Though both segments provide telecommunication services, each segment is managed by distinct management teams, and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income (loss) for each segment for the three month and six month periods ended June 30, 2001 and 2000:

                                          Three Month Period Ended    Six Month Period Ended
                                          -------------------------  ------------------------
                                           June 30,       June 30,     June 30,     June 30,
                                             2001           2000         2001         2000
                                             ----           ----         ----         ----
                                                             (in thousands)

        Total revenues
          LTD                               $ 42,723      $ 41,455     $  85,751     $ 72,893
          ICD                                  3,627           529         6,275          944
                                             -------       -------      --------      -------
                                              46,350        41,984        92,026       73,837
        Less intersegment revenues              (846)         (334)       (1,303)        (582)
                                             -------       -------      --------      -------
          Total reported revenues           $ 45,504      $ 41,650     $  90,723     $ 73,255
                                             =======       =======      ========      =======

        Net operating income (loss):
          LTD                               $  9,071      $  6,274     $  18,034     $ 10,819
          ICD                                 (8,808)       (5,026)      (18,394)      (8,516)
                                             -------       -------      --------      -------
          Total reported net operating
           income (loss)                    $    263      $  1,248     $    (360)    $  2,303
                                             =======       =======      ========      =======

At June 30, 2001 and December 31, 2000, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:


                                          June 30,
                                            2001      December 31,
                                        (unaudited)       2000
                                        ----------        ----
                                            (in thousands)
         Total assets:
           LTD                          $1,133,133     $1,158,896
           ICD                             335,243        323,975
                                        ----------     ----------
                                         1,468,376      1,482,871
         Less intersegment assets         (539,157)      (490,854)
                                        ----------     ----------
           Total reported assets         $ 929,219      $ 992,017
                                        ==========     ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate,""plan," "seek"or "believe,"or by discussion of strategy that involves risks and uncertainties. During our existence, we have completed multiple acquisitions of telecommunications companies and assets. As a result, we believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

     . the uncertainties and potential delays associated with our expansion into competitive local service;
     . the passage of legislation, court decisions or regulatory changes adversely affecting us or the telecommunications industry;
     .  our ability to repay our outstanding indebtedness;
     . our ability to raise additional capital on acceptable terms and on a timely basis;
     .  competition in the telecommunications industry;
     . acceptance by consumers of our Company and the CLEC industry; and . the advent of new technology.

Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events.

Included in our discussion and analysis of our operating results are comparisons of EBITDA. EBITDA consists of operating income (loss) before depreciation and amortization and is presented because we believe it is frequently used by investors and other interested parties in the evaluation of a company's ability to meet its future debt service, capital expenditure and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net earnings as an indicator of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Overview

We are an established and growing provider of integrated communications services and solutions that focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings to businesses and residential customers include local and long distance voice, high-speed data, fiber transport and Internet access. At June 30, 2001, we had approximately 214,500 voice and data lines in service.

We are organized into two operating divisions, the Local Telecommunications Division ("LTD") and the Integrated Communications Division ("ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets as a competitive local exchange carrier ("CLEC"). In addition, the ICD is building a transport business focusing on providing transport and IP transit services to other carriers and large accounts. The ICD is building its base of customers around the LTD's currently established operations and along its approximately 2,250 route miles of fiber optic network. We are currently certified in ten states as a CLEC (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee and Illinois) and in eleven states as a long distance provider (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee, Kentucky and Illinois).

The majority of our fiber optic network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama, Biloxi, Mississippi, New Orleans, Louisiana and Houston, Texas. We have peering agreements with MCI/Worldcom in both Atlanta and Dallas that allow us to pass the Internet traffic we carry on our network to the Internet backbone providers.

Our current business plan is focused on improving the enterprise. We continue the development of our established markets where we are successfully marketing our vertical services and DSL products and controlling expenses through the use of business process management tools. Our CLEC operations are focused on acquiring and servicing medium and large customers in three edge out markets: the Research Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and the New Orleans, Louisiana region. Our transport business is focused on developing its product lines in Atlanta, Georgia, New Orleans, Louisiana, and Houston and Dallas, Texas.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. For the six months ended June 30, 2001, over 93% of our operating revenues came from the LTD. Our business plan is to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access, enhanced data and other services. Our transport business will focus on growing revenues by providing services to other carriers and major accounts such as intercity transport, including both high capacity and optical wavelength transport, metro access services and IP transit services at a DS-3 level and above.

In the near term, the sale of communications services to customers in our established markets will continue to provide the predominant share of our revenues. We expect that the continued development and expansion of our ICD operations will result in a growing percentage of our revenues coming from sales of communications services to medium and large businesses and other carriers in our expansion markets. We will continue to offer bundled services and intend to continue to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts. The fiber transport business appears increasingly to be price driven, and, as a result, we may competitively price these services to gain market share.

Expenses

Historically, our operating expenses have remained relatively consistent as the ILECs, which are the foundation of our business, experienced fairly comparable results from period to period. In recent quarters, as we continued to integrate our ILEC acquisitions and implement business process management tools to control expenses, we have seen our operating expenses in our ILEC operations decrease. We seek to maintain the expense reductions in our existing operations and with additional efforts gain some further cost savings though at a far slower sequential rate than we have recently seen.

In the ICD, we have made a significant investment in building our fiber network and establishing an efficient marketing and sales infrastructure during the past year. This has resulted in significant increases in operating expenses in the ICD. In the second quarter of 2001, we focused our CLEC operations on three edge out markets and adjusted the size of our organization accordingly. We also addressed the organization of our transport business to better align it with our strategy going forward. Therefore, we expect that our operating expenses in the ICD will decrease slightly in the near term as the impact of these changes are reflected in our results.

Our primary operating expenses consist of cost of services and selling, general and administrative expenses in addition to depreciation and amortization.

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

We have already entered into interconnection agreements with Bell South, Verizon, Ameritech and Southwestern Bell. Other interconnection agreements may be required, and certifications by state regulators would be required in states where we are not certified as a competitive provider.

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

We have operating support and other back office systems that we use to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collection and customer care service systems for our access lines in our operations. We may review and consider the benefits offered by the latest generation of systems, and, if we implement new systems, we expect that our operations support systems and customer care expenses may increase.

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise as we expand from our established markets, operating losses in the markets into which we expand have and will continue to materially decrease our EBITDA. Further, our business plan requires additional capital expenditures necessary to deliver high quality integrated communications services and solutions. Thus, we expect our free cash flow at times to be negative. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain profitability or generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results will differ from our current projections, and those differences may be material.

Results of Operations

In March 2000, we completed the Coastal Communications acquisition and, as a result, we believe that our historical financial statements for the six months ended June 30, 2001 are not directly comparable with our historical financial statements for the six months ended June 30, 2000. The operating results for the six months ended June 30, 2001 include six months of operations for Coastal Communications whereas the six months ended June 30, 2000 includes only three months of operations for Coastal Communications.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

Total revenues increased $17.4 million to $90.7 million for the six months ended June 30, 2001 from $73.3 million for the six months ended June 30, 2000. The increase is attributable to the Coastal Communications acquisition and revenue growth in both of our divisions. The increase resulting from revenues of Coastal Communications accounted for approximately $9.7 million, or 55.7%, of the net increase. The remaining increase, or approximately $7.7 million, came from growth in the LTD and ICD. After considering the impact of the Coastal Communications acquisition, revenues in the LTD increased approximately $2.6 million over the same period in the prior year. The increase is attributed primarily to growth in access lines in service, vertical services penetration and special access revenues. Revenues in the ICD increased approximately $5.2 million in the first half of 2001 compared to the first half of 2000 and is the result of an increase in voice access and DSL lines in service and growth in our transport business. At June 30, 2001 and 2000, the ICD had approximately 15,200 and 5,400 voice access and DSL lines in service in service, respectively, representing a 181.5% increase. In addition, revenues from transport services in the first six months of 2001 were $0.9 million whereas the ICD had no revenues from transport services in the first six months of 2000.

Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 85.9% and 84.9% for the six months ended June 30, 2001 and 2000, respectively.

Total operating expenses increased $20.1 million from $71.0 million, or 96.9% of total revenues in the first six months of 2000, to $91.1 million, or 100.4% of total revenues in the first six months of 2001. The increase is attributable to the Coastal Communications acquisition and the development of our ICD operations. The inclusion of Coastal Communications operating expenses accounted for approximately $7.7 million, or 38.3%, of the increase. Excluding the impact of Coastal Communications, operating expenses for the LTD fell approximately $3.0 million. Continued progress in our integration efforts and benefits from business process management enhancements contributed to the decrease. Operating expenses in the ICD increased approximately $15.4 million from the prior year. The ICD was in the very early stages of its development during the first six months of 2000 with CLEC operations in two markets and no transport business. In 2001, the ICD had active CLEC and transport operations in several markets. Cost of services, as a percentage of total revenues, increased from 33.6% in the first six months of 2000 to 37.4% in the first six months of 2001, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 34.8% in the first six months of 2000 to 31.9% in the first six months of 2001. Depreciation and amortization expense, as a percentage of total revenues, increased slightly from 28.5% in the first six months of 2000 to 31.1% in the first six months of 2001.

Net operating income (loss) decreased $2.7 million from a net operating income of $2.3 million, or 3.1% of total revenues in the first six months of 2000, to a net operating loss of $360,000, or 0.4% of total revenues in the first six months of 2001. The decrease was directly attributable to higher operating expenses related to the development of the ICD.

Interest expense increased $4.0 million from $28.6 million, or 39.1% of total revenues in the first six months of 2000, to $32.6 million, or 36.0% of total revenues in the first six months of 2001. The increase in interest expense is primarily attributable to the recognition of six months of interest expense on the senior notes in 2001 versus approximately four and one-half months of interest expense in 2000 as the senior notes were issued on February 17, 2000. In addition, interest expense for the financing used for the Coastal Communications acquisition was recognized for six months in 2001 compared to approximately three months in 2000.

Net loss increased $16.9 million from $24.5 million, or 33.4% of total revenues in the first six months of 2000, to $41.4 million, or 45.6% of total revenues in the first six months of 2001, as a result of the factors discussed above. EBITDA increased $4.7 million from $23.1 million, or 31.6% of total revenues in the first six months of 2000, to $27.8 million, or 30.7% of total revenues in the first six months of 2001. The increase in EBITDA is primarily attributable to the Coastal Communications acquisition and lower operating expenses in the LTD and was partially offset by a larger EBITDA loss in the ICD.

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

Total revenues increased $3.8 million to $45.5 million for the three months ended June 30, 2001 from $41.7 million for the same period of 2000 and is attributable principally to revenue increases in the ICD. Revenues in the second quarter of 2001 were approximately $3.0 million higher than the second quarter of 2000 as a result of growth in voice access and DSL lines in service as well as transport services. The remaining increase was in the LTD, primarily due to higher revenues from local and long distance services. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, was approximately 86.6% and 83.9% for the three months ended June 30, 2001 and 2000, respectively.

Total operating expenses increased $4.8 million from $40.4 million, or 97.0% of total revenues in the three month period ended June 30, 2000, to $45.2 million, or 99.4% of total revenues in the three month period ended June 30, 2001. The increase is attributable to the higher expenses in the ICD related to the development of the CLEC operations and transport business. Operating expenses in the ICD for the second quarter of 2001 were $12.3 million compared to $5.1 million in the second quarter of the prior year, an increase of $7.2 million. Operating expenses in the LTD for the second quarter fell $2.4 million from the prior year due to implementation of business process management initiatives and benefits from our integration efforts. Cost of services, as a percentage of total revenues, increased from 34.4% in the second quarter of 2000 to 38.9% in the second quarter of 2001, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 32.3% in the second quarter of 2000 to 29.5% in the second quarter of 2001. Depreciation and amortization expense, as a percentage of total revenues, increased slightly from 30.3% in the second quarter of 2000 to 31.1% in the same period of 2001.

Net operating income decreased $1.0 million to $0.3 million for the quarter ended June 30, 2001 from $1.3 million for the quarter ended June 30, 2000. A $2.8 million increase in net operating income in the LTD was offset by a larger net operating loss in the ICD of $3.8 million. Improved operating results and lower operating expenses in the LTD were offset by a higher net operating loss in the ICD. As a percentage of total revenues, net operating income was 0.6% in the quarter ended June 30, 2001 and 3.0% in the quarter ended June 30, 2000.

Interest expense remained flat at $16.4 million for the second quarter of 2001 when compared to the second quarter of 2000, or 36.0% and 39.4% of total revenues, respectively.

Net loss increased $0.2 million from $12.0 million, or 28.8% of total revenues in the quarter ended June 30, 2000 to $12.2 million, or 26.8% of total revenues in the quarter ended June 30, 2001. EBITDA increased $0.5 million from $13.9 million, or 33.3% of total revenues in the quarter ended June 30, 2000, to $14.4 million, or 31.7% of total revenues in the quarter ended June 30, 2001.

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

Operating Activities. For the six months ended June 30, 2001, we used cash in operating activities of $29.7 million. For the same period in 2000, net cash provided by operating activities was $4.0 million. The change in net cash (used for) provided by operating activities for the first quarter of 2001 when compared to the first quarter of 2000 is attributable primarily to a higher operating costs in 2001 and cash used to pay accounts payable and accrued expenses increasing in 2001.

Investing Activities. For the six months ended June 30, 2001, we used cash for investing activities in the amount of $1.0 million compared to cash used for investing activities of $150.7 million in the six month period ended June 30, 2000. Cash used in investing activities in the first quarter of 2001 was attributable to the purchase of telephone plant and equipment in the amount of $25.0 million. This was offset by approximately $12.7 million in proceeds from the sale of two exchanges in Illinois and the change in other assets, primarily from the cash proceeds related to the sale of our investment in available-for-sale marketable equity securities. For the six months ended June 30, 2000, we used cash for investing activities primarily in the acquisition of Coastal Communications, net of cash acquired, of $116.0 million and purchases of telephone plant and equipment of $32.9 million.

Financing Activities. For the six months ended June 30, 2001, net cash used in financing activities was $5.0 million and consisted primarily of payments on long-term debt of $5.6 million. For the six months ended June 30, 2000, net cash provided by financing activities was $142.2 million. Proceeds from long-term debt were $318.3 million, consisting of $197.3 million in net proceeds from the senior notes offering and $121.0 million in financing for the Coastal Communications acquisition. These amounts were offset by payments on long-term debt of $182.0 million, the most significant payment resulting from the repayment of a note in the amount of $177.8 million to the RTFC with the proceeds from the senior note offering.

Long-Term Debt and Revolving Credit Facilities

We or our subsidiaries have outstanding term and revolving credit facilities with the RTFC, which were entered into in connection with the acquisitions of Mebcom, Gallatin River, Gulf Coast Services and Coastal Communications. In addition, we have outstanding $200.0 million in 13 1/4% senior notes that are due in March 2010, a mortgage note payable on property acquired in the Coastal Communications acquisition and a miscellaneous note payable.

On December 29, 2000, our subsidiary, Madison River LTD Funding Corp., entered into a definitive agreement with the RTFC to refinance our five existing loan agreements with the RTFC, consolidating them into one new loan agreement. On that date, as part of the transaction, the Company borrowed an additional $11.3 million from the RTFC to finance the purchase of additional SCCs. Principal repayment terms and security provisions under the new agreement are substantially the same as those that existed under the previous separate agreements. Our blended interest rate fell from 8.13% to 7.98% as a result of the transaction. In addition, under the previous structure, we had four secured lines of credit that together totaled $31.0 million with certain amounts subject to an annual pay-down provision. One line of credit in the amount of $10.0 million had been completely advanced at the closing of the Coastal Communications acquisition. With the new agreement, we consolidated these four credit lines into a new $31.0 million facility with no annual pay-down provision and which matures in March 2005. As of June 30, 2001, the new credit line has $10.0 million advanced and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 8.15%. The $7.8 million secured term facility available to Gulf Telephone Company remains available under the new agreement, and the $10.0 million unsecured line of credit obtained by Coastal Utilities continues to be available under its original terms. The transaction received all necessary regulatory approvals and was completed during the first quarter of 2001.

As of June 30, 2001, we had approximately $462.4 million in term loans outstanding with the RTFC and $10.0 million drawn against our secured line of credit. In addition, we had $46.8 million in SCCs that represent ownership interests in the RTFC. Pursuant to our original loan agreements entered into in connection with each acquisition, we purchased SCCs in amounts equal to 5% or 10% of the amount borrowed under the term facilities depending on the agreement. We financed the purchase of the SCCs with additional borrowings from the RTFC. As part of our refinancing in December 2000, we agreed to increase the level of SCCs for each note to a level equivalent to 10% of the amount outstanding, essentially increasing the SCC's for loans where we had originally purchased SCCs equivalent to 5%. To accomplish this, we borrowed an additional $11.3 million from the RTFC to purchase an equivalent amount of SCCs. The SCCs are redeemed proportionately at par as we make payments to reduce the principal amount outstanding under the term facilities.

In connection with the Mebcom acquisition, on January 16, 1998, Mebtel, Inc., our wholly owned subsidiary, entered into a secured credit facility with the RTFC consisting of a $23.3 million term loan and a $1.0 million revolving line of credit. This facility was refinanced with the RTFC in December 2000 as described above. A total of $22.6 million was funded from the term loan at the closing of the acquisition and matures in January 2013. The term note bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted $15.0 million of the facility into a fixed rate of 6.8% per annum, which was subsequently reduced under the terms of the refinancing to 6.5%, through September 2003. In April 2000, we converted the remaining variable portion of the facility in the amount of $7.2 million into a fixed rate of 8.55% per annum, which was subsequently reduced under the terms of the refinancing to 8.15%, through April 2003. In addition, we borrowed an additional $1.1 million during the refinancing and purchased SCCs, raising the level of SCCs for this note from 5% to 10%. At June 30, 2001, $21.1 million was outstanding under this term note.

In connection with the Gallatin River acquisition, on October 30, 1998, Gallatin River Communications, LLC and Madison River Communications, Inc. (renamed Madison River Management Company effective March 6, 2000), our wholly owned subsidiaries, entered into a secured credit facility with the RTFC consisting of a $123.2 million term facility and $10.0 million revolving line of credit by Gallatin River Communications and a $73.7 million term facility by Madison River Management Company. These facilities were refinanced with the RTFC in December 2000 as described above. The term loans were fully funded at the closing of the acquisition and mature in October 2013. The term facilities bear interest at the base rate of RTFC's stated variable rate plus 75 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $123.2 million term facility into a fixed rate of 7.0% per annum, which was subsequently reduced under the terms of the refinancing to 6.7%, through November 2004, and we converted the $73.7 million term facility into a fixed rate of 8.8% per annum, which was subsequently reduced under the terms of the refinancing to 8.4%, through April 2003. In addition, we borrowed an additional $10.2 million during the refinancing and purchased SCCs, raising the level of SCCs for these notes from 5% to 10%. At June 30, 2001, $121.1 million and $76.1 million, respectively, were outstanding under these term notes.

To finance the Gulf Coast Services acquisition, on September 29, 1999, we entered into a secured term facility for $177.8 million, and our subsidiary, Gulf Telephone Company, entered into two secured term facilities for $138.4 million and $7.8 million and a secured revolving line of credit for $10.0 million with the RTFC. The $177.8 million facility, which was fully funded at the closing of the acquisition, was repaid in full in February 2000 with proceeds from the senior note offering. The remaining facility was refinanced with the RTFC in December 2000 as described above. The $138.4 million term facility was fully funded at the closing of the acquisition and matures in September 2014. The $7.8 million term facility remains available to Gulf Telephone Company for working capital and capital expenditures. The term notes bear interest at the base rate of RTFC's stated variable rate plus 35 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $138.4 million term note into a fixed rate of 8.4% per annum through October 2004. At June 30, 2001, $135.4 million was outstanding under this term note.

On February 17, 2000, we privately placed $200.0 million of 13 1/4% senior notes due 2010. The proceeds from the offering were approximately $189.7 million, net of bond discount of $2.7 million and issuance costs of $7.6 million. We used the proceeds of the offering to repay our $177.8 million secured term facility with RTFC related to the Gulf Coast acquisition, to finance a portion of the Coastal Communications acquisition and for general corporate and working capital purposes. At June 30, 2001, the senior notes had a carrying value of $197.5 million.

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

The $108.7 million secured term note was completely drawn down at the closing of the acquisition and matures in March 2015. The secured $10.0 million line of credit was also completely drawn down at closing. The term note bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $108.7 million term facility into a fixed rate of 8.5% per annum through April 2005. At June 30, 2001, $108.7 million remains outstanding under the term note. Our first principal installment of $1.1 million is due in August 2001.

In addition, as part of the Coastal Communications financing, we issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications.

At June 30, 2001, we had $38.8 million of undrawn credit facilities available with the RTFC.

Capital Requirements

Our business will require significant capital to fund capital expenditures, working capital needs, debt service and cash flow deficits. In the near term, we expect that our primary uses of cash will include the purchase and installation of:

     .   network equipment to refresh, enhance and grow our LTD networks;
     .   ATM equipment to support new customer installations for the ICD;
     .   debt service payments; and
     . repurchase of equity interests in Coastal Communications pursuant to the requirements of a put option.

Our expenditures will also include:

     . real estate expenses in connection with our network facilities and operations;
     . the development and integration of operations support systems and other automated back office systems;
     .   sales and marketing;
     .   corporate overhead; and
     .   personnel development.

We currently estimate that cash required to fund capital expenditures in 2001 will be approximately $60 million to $65 million. For the six months ended June 30, 2001, cash used to fund capital expenditures was approximately $37.0 million. We currently project that existing equity commitments, available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be sufficient to finance our current business plan through the first quarter of 2002.

In the April 2002, we are obligated to repurchase certain equity interests in Coastal Communications from the former shareholders of Coastal Utilities for $35.0 million. As part of the consideration paid in the Coastal Communications acquisition, we issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B shares have put and call features exercisable by the holders and us. Based on the put and call features, the holders of Series A shares may put their shares to Coastal Communications in December 2005 for $17.7 million. The holders of the Series B shares have the right to put their shares for $35.0 million during the first two years subsequent to closing upon the occurrence of certain defined events. Such an event occurred with our successful completion of the exchange offer for the senior notes in July 2000. In February 2001, the holders of the Series B shares exercised their put option, and we have until April 2002 to repurchase the Series B shares for $35.0 million. The put and call features of the Series A and Series B shares are defined pursuant to the terms of a shareholders agreement. We have held preliminary discussions with the former shareholders about potentially amending the terms of the put option and anticipate further substantive discussions during the year. In addition, we are actively pursuing other potential financing alternatives to fund this payment and that also comply with the terms and covenants of our debt financing.

Over the near term and long term, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

     .   the extent to which we consummate any significant additional acquisitions;
     .   the success of our CLEC operations and transport business;
     .   the demand for our services in our existing markets;
     . our ability to acquire, develop and integrate the necessary OSS and other back office systems; and
     .   regulatory, technological and competitive developments.

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

During the second quarter of 2001, we completed the sale of approximately 4,280 access lines and other operating assets that comprise the exchanges in Staunton and Livingston, Illinois to Madison Telephone Company (a non-related entity). These assets were part of the LTD. The sale was pursuant to a definitive agreement we entered into in December 2000. The proceeds from the sale were approximately $13.4 million and are subject to certain post-closing adjustments.

To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot guarantee that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness, fund the $35.0 million put option and make anticipated capital expenditures. Failure to obtain necessary financing could require us to significantly reduce our planned capital expenditures and scale back our expansion plans, either of which could have a material adverse effect on our projected financial condition and results of operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 was amended by SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on our consolidated financial statements as we have no derivative instruments.


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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of June 30, 2001, we had fixed rate secured debt with the RTFC of $451.2 million at a blended rate of 7.93%. The fixed rates on the notes, which range from 6.5% to 8.5%, expire from 2003 to 2005 at which time they will be adjusted. We have $11.3 million in term notes and $10.0 million under a secured line of credit with the RTFC that bear variable interest approximating a blended average rate of 7.7%. Changes in the underlying interest rates for the variable rate debt of one percent would have an immaterial impact of less than $250,000 per annum on interest expense. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

As part of the Coastal Communications acquisition, we acquired a marketable equity security investment in Illuminet, Inc. with a fair value, as of December 31, 2000, of $6.9 million, for which we were subject to market risk. The entire equity security investment was sold for approximately $6.3 million during January 2001.

                                    Part II

Item 1.  Legal Proceedings

Our subsidiary, Gulf Coast Services sponsors an Employee Stock Ownership Plan ("ESOP") that was the subject of an application before the Internal Revenue Service ("IRS") for a compliance statement under the Voluntary Compliance Resolution Program. The application was filed with the IRS on May 17, 2000. According to the application, Gulf Coast Services made large contributions to the ESOP plan and to its 401(k) plan during 1997 and 1998, which caused the two plans to allocate amounts to certain employees in excess of the limits set forth in Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"). The administrative committees for both plans sought to comply with the requirements of Code Section 415 by reducing employees' allocations under the ESOP plan before any reductions of allocations under the 401(k) plan. Although this approach is consistent with Treasury Regulations under Code Section 415, it may not have been consistent with the terms of the plan documents. The application requests a compliance statement to the effect that any failure to comply with the terms of the plans will not adversely affect the plans' tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement.

We estimate that the cost to the ESOP of the corrective allocation described above will be approximately $3.3 million. In the application, Gulf Coast Services requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account has an approximate value of $1.6 million and the ESOP Loan Suspense Account has a value in excess of the $1.7 million needed for the full correction. However, based on discussions with the IRS and upon the recommendation of our advisors, during the second quarter of 2001 we withdrew our proposal to use the assets in the ESOP Loan Suspense Account as a source of funds to satisfy the obligation. Shortly thereafter, the IRS issued our Section 415 Compliance Statement and provided us with 150 days to institute the corrective actions. We will pursue other options currently available to us to obtain reimbursement of any funds we may be required to contribute to the Plan to comply with the Code, which may include seeking reimbursement from an escrow account established in connection with the sale of Gulf Coast Services by the sellers of Gulf Coast Services stock. There is no assurance that we will be able to obtain any reimbursement from anther source, and therefore, may be required to contribute to the Plan the funds needed to make up any shortfall, which currently approximates $1.7 million. The Company does not believe that this action will have a material adverse effect on its financial condition or results of operations.

On May 9, 2001, Life Everlasting, Inc., a former customer of our subsidiary Madison River Communications, LLC, filed a lawsuit against Madison River Communications and certain of its current and former employees. The suit alleges breach of contract, deceptive trade practices, and other changes. Madison River Communications believes that this lawsuit is without merit, intends to vigorously defend the allegations, and has filed certain motions, defenses and counterclaims against Life Everlasting.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

       Exhibit
       Number                            Description
       ------  -----------------------------------------------------------------

        3.1 Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-36804) filed with the Securities and Exchange Commission on May 11, 2000 (the "May Form S-4"))

        3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)


    (b)   Reports on Form 8-K

          On May 8, 2001, we filed a Current Report on Form 8-K dated May 3, 2001 announcing our first quarter operating and financial results for the period ended March 31, 2001.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MADISON RIVER CAPITAL, LLC

Date: August 14, 2001                        /s/ PAUL H. SUNU
                                             -------------------------------
                                             Name: Paul H. Sunu
                                             Title: Managing Director, Chief
                                                    Financial Officer and
                                                    Secretary