Form 10-Q
period 2001-09-30
MADISON RIVER CAPITAL LLC
filed 2001-11-14
CIK 1111590

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001
                                     ------------------

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                      ---------------    --------------


                                ----------------


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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---
================================================================================

                           MADISON RIVER CAPITAL, LLC

                               Index to Form 10-Q

Part I - Financial Information                                                                             Page
                                                                                                           ----
Item  1.    Financial Statements
            Condensed Consolidated Balance Sheets - September 30, 2001 (Unaudited) and December
                 31, 2000 ...............................................................................     1
            Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine Months
                 Ended September 30, 2001 and 2000 ......................................................     2
            Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended
                 September 30, 2001 and 2000 ............................................................     3
            Notes to Condensed Consolidated Financial Statements (Unaudited) ............................     4
Item  2.    Management's Discussion and Analysis of Financial Condition and Results of Operations .......     9
Item  3.    Quantitative and Qualitative Disclosures About Market Risk ..................................    18

Part II - Other Information
Item  1.    Legal Proceedings ...........................................................................    19
Item  6.    Exhibits and Reports on Form 8-K ............................................................    20
Signature ...............................................................................................    20

                                  MADISON RIVER CAPITAL, LLC
                             Condensed Consolidated Balance Sheets
                                    (Dollars in thousands)

                                                                                       September 30, 2001         December 31, 2000
                                                                                       ------------------         -----------------
      Assets                                                                              (Unaudited)
      Current assets:
          Cash and cash equivalents                                                    $         13,804            $         63,410
          Accounts receivable, less allowance for uncollectible accounts of
               $1,353 and $1,150 in 2001 and 2000, respectively                                  14,950                      14,376
          Receivables, primarily from interexchange carriers, less allowance for uncollectible accounts of $51 and $531 in 2001 and 2000,
               respectively                                                                       9,702                       9,642
          Other current assets                                                                    7,009                       9,913
                                                                                       ----------------            ----------------
               Total current assets                                                              45,465                      97,341
                                                                                       ----------------            ----------------


      Telephone plant and equipment                                                             463,830                     440,819
      Less accumulated depreciation and amortization                                            (61,472)                    (40,500)
                                                                                       ----------------            ----------------
      Telephone plant and equipment, net                                                        402,358                     400,319
                                                                                       ----------------            ----------------

      Other assets:
          Rural Telephone Finance Cooperative stock, at cost                                     46,798                      46,946
          Goodwill, net of accumulated amortization of $37,227 and
               $25,770 in 2001 and 2000, respectively                                           371,951                     393,282
          Other assets                                                                           44,220                      54,129
                                                                                       ----------------            ----------------
               Total other assets                                                               462,969                     494,357
                                                                                       ----------------            ----------------

               Total assets                                                            $        910,792            $        992,017
                                                                                       ================            ================


      Liabilities and member's capital
      Current liabilities:
          Accounts payable and accrued expenses                                        $         39,013            $         65,631
          Other current liabilities                                                               9,903                       5,089
          Current portion of long-term debt                                                      20,054                      15,258
                                                                                       ----------------            ----------------
               Total current liabilities                                                         68,970                      85,978
                                                                                       ----------------            ----------------

      Noncurrent liabilities:
          Long-term debt                                                                        654,807                     662,856
          Other liabilities                                                                      61,147                      68,332
                                                                                       ----------------            ----------------
               Total noncurrent liabilities                                                     715,954                     731,188
                                                                                       ----------------            ----------------

               Total liabilities                                                                784,924                     817,166

      Redeemable minority interest                                                               46,550                      45,750

      Member's capital:
          Member's interest                                                                     213,584                     213,054
          Accumulated deficit                                                                  (134,189)                    (79,292)
          Accumulated other comprehensive income                                                    (77)                     (4,661)
                                                                                       ----------------            ----------------
               Total member's capital                                                            79,318                     129,101
                                                                                       ----------------            ----------------

               Total liabilities and member's capital                                  $        910,792            $        992,017
                                                                                       ================            ================

            See Notes to Condensed Consolidated Financial Statements.

                           MADISON RIVER CAPITAL, LLC
                 Condensed Consolidated Statements of Operations
                             (Dollars in thousands)
                                  (Unaudited)


                                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                               ---------------------------------   ------------------------------
                                                                    2001                2000           2001             2000
                                                                 ---------           ---------       ---------        ---------
Operating revenues:
      Local service                                              $  34,992           $  34,450       $ 104,768        $  90,557
      Long distance service                                          4,121               4,439          12,247           10,276
      Internet and enhanced data service                             2,671               1,889           7,439            4,725
      Transport service                                              1,116                  23           1,978               23
      Miscellaneous telecommunications service and equipment         3,855               3,873          11,046           11,146
                                                                 ---------           ---------       ---------        ---------
           Total operating revenues                                 46,755              44,674         137,478          116,727
                                                                 ---------           ---------       ---------        ---------

Operating expenses:
      Cost of services                                              17,918              18,298          51,862           42,741
      Depreciation and amortization                                 13,933              13,197          42,139           34,039
      Selling, general and administrative expenses                  13,431              14,081          42,364           38,546
                                                                 ---------           ---------       ---------        ---------
           Total operating expenses                                 45,282              45,576         136,365          115,326
                                                                 ---------           ---------       ---------        ---------

Operating income (loss)                                              1,473                (902)          1,113            1,401

Interest expense                                                   (16,104)            (16,421)        (48,723)         (45,040)
Other income (expense), net                                            323               2,302          (5,662)           5,014
                                                                 ---------           ---------       ---------        ---------

Loss before income tax expense and minority interest               (14,308)            (15,021)        (53,272)         (38,625)

Income tax benefit (expense)                                         1,037                (811)           (825)          (1,447)
                                                                 ---------           ---------       ---------        ---------

Loss before minority interest expense                              (13,271)            (15,832)        (54,097)         (40,072)

Minority interest expense                                             (275)               (250)           (800)            (500)
                                                                 ---------           ---------       ---------        ---------

Net loss                                                         $ (13,546)          $ (16,082)      $ (54,897)       $ (40,572)
                                                                 =========           =========       =========        =========

            See Notes to Condensed Consolidated Financial Statements.

                           MADISON RIVER CAPITAL, LLC
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                   --------------------------------
                                                                        2001             2000
                                                                   --------------   ---------------
Operating activities
Net cash (used for) provided by operating activities               $     (38,112)   $        1,189
                                                                   -------------    --------------

Investing activities
Purchases of telephone plant and equipment                               (34,352)          (59,158)
Proceeds from sales of telephone plant and equipment                      13,547               940
Acquisition, net of cash acquired                                              -          (116,963)
Redemption of Rural Telephone Finance Cooperative stock, net                   -             7,300
Change in other assets                                                    12,233            (4,664)
                                                                   -------------    --------------
Net cash used for investing activities                                    (8,572)         (172,545)
                                                                   -------------    --------------

Financing activities
Capital contributions from member                                            530             3,892
Proceeds from long-term debt                                               7,000           318,336
Payments on long-term debt                                               (10,372)         (183,854)
Change in other long-term liabilities                                        (80)            2,387
                                                                   -------------    --------------
Net cash (used for) provided by financing activities                      (2,922)          140,761
                                                                   -------------    --------------

Net decrease in cash and cash equivalents                                (49,606)          (30,595)

Cash and cash equivalents at beginning of year                            63,410            83,729
                                                                   -------------    --------------

Cash and cash equivalents at end of nine month period              $      13,804    $       53,134
                                                                   =============    ==============

           See Notes to Condensed Consolidated Financial Statements.

                           MADISON RIVER CAPITAL, LLC
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   GENERAL

Madison River Capital, LLC, a wholly-owned subsidiary of Madison River Telephone Company, LLC, and its subsidiaries are providers to business and residential customers of integrated communications services and solutions that include local and long distance voice, high speed data, fiber transport and Internet access. Madison River Capital and its subsidiaries are referred to herein as "the Company."

The Company focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. The Company is organized into two operating divisions, the Local Telecommunications Division (the "LTD") and the Integrated Communications Division (the "ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets and fiber transport business as a competitive local exchange carrier ("CLEC"). The ICD is building its base of customers in markets around the LTD's current established operations and along its fiber optic network.

The Company's success has been and will continue to be affected by the challenges, expenses and delays encountered in connection with the formation of any new business, the competitive environment in which the Company operates, the trends affecting the telecommunications industry and the capital markets, and the acceptance of the Company and the CLEC industry by consumers. In addition, the Company has incurred a significant amount of indebtedness that may limit its operational flexibility or otherwise affect its financial health. The Company's performance will further be affected by its ability to raise more capital on acceptable terms to fund its operations and for expansion of its business when needed, to develop its established and targeted markets, to generate a sufficient volume of traffic on its network, to implement expanded interconnection and collocation with the facilities of ILECs, to manage rapidly evolving communications technology, to implement efficient information, billing and other back office systems, and to attract, retain and motivate qualified personnel. The Company is also subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements could have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever generate free cash flow or operate profitably.

The development of the Company's CLEC business and the acquisition, installation and expansion of its fiber optic network in new markets required significant expenditures, and substantially all of those expenditures have been made before the realization of any significant revenues. Currently, expenditures are being made to fund success-based and maintenance capital spending and operating losses. As a result, the Company expects to have negative cash flows and operating losses from its expansion operations until it establishes an adequate revenue base and appropriate expense levels which the Company anticipates may take a number of quarters to achieve. The Company cannot be certain that it will establish an adequate revenue base or meet its target expense levels in each of its expansion markets or in its expansion markets as a whole.

                           MADISON RIVER CAPITAL, LLC
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain amounts in the September 30, 2000 condensed consolidated financial statements have been reclassified to conform to the September 30, 2001 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

3.   TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment consisted of the following:

                                             September 30,
                                                2001           December 31,
                                             (unaudited)           2000
                                             -------------     ------------
                                                     (in thousands)
    Land, buildings and general equipment    $    58,053       $    54,920
    Central office equipment                     125,182            84,818
    Poles, wires, cables and conduit             216,094           204,493
    Leasehold improvements                         2,369             1,656
    Software                                       7,158             6,193
    Construction-in-process                       54,974            88,739
                                                 -------           -------
                                             $   463,830       $   440,819
                                                 =======           =======


4.   AVAILABLE FOR SALE EQUITY SECURITIES

As part of the Coastal Communications acquisition, the Company acquired a marketable equity security investment in Illuminet, Inc. that was classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The equity securities were carried at their estimated fair value based on current market quotes with unrealized losses reported, net of tax, in other comprehensive income. At December 31, 2000, the securities had a fair value of approximately $6.9 million and unrealized holding losses, net of income tax benefits, of $4.6 million. In January 2001, the Company sold the remaining shares of its investment in available for sale equity securities for approximately $6.3 million and recognized losses, net of income tax benefits, of approximately $5.3 million.

                           MADISON RIVER CAPITAL, LLC
         Notes To Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.   LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit consisted of the following:

                                                                                September 30,
                                                                                    2001           December 31,
                                                                                 (unaudited)           2000
                                                                                ---------------------------------
                                                                                        (in thousands)

First mortgage notes collateralized by substantially all assets:
   RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
     fixed rate of 6.5%.                                                        $    13,098        $    13,654
   RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
     fixed rate of 8.15%.                                                             6,643              6,925
   RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the financial
     institution's base rate plus 0.5%  (6.72% at September 30, 2001).                1,057              1,085
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
     fixed rate of 6.7%.                                                            113,503            117,808
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the financial
     institution's base rate plus 0.75%  (6.97% at September 30, 2001).               6,104              6,246
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
     fixed rate of 8.4%.                                                             71,934             72,684
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the financial
     institution's base rate plus 0.75% (6.97% at September 30, 2001).                3,892              3,982
   RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
     fixed rate of 8.4%.                                                            133,799            136,902
   RTFC note payable in escalating quarterly principal installments through February 2015, interest payments
     due quarterly at a fixed rate of 8.5%.                                         107,586            108,689
   RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the financial institution's line
     of credit base rate plus 0.5% (7.75% at September 30, 2001).                    17,000             10,000
Mortgage note payable in monthly installments of $18 with a
   balloon payment of $2,238 in April 2006, interest at a
   fixed rate of 8%, secured by land and building                                     2,356              2,367
Unsecured 13 1/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
   debt discount of $2,504 and $2,621, respectively                                 197,496            197,379
Other                                                                                   393                393
                                                                                -----------        -----------
                                                                                    674,861            678,114
Less current portion                                                                 20,054             15,258
                                                                                -----------        -----------
                                                                                $   654,807        $   662,856
                                                                                ===========        ===========

                           MADISON RIVER CAPITAL, LLC
         Notes To Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.   LONG-TERM DEBT AND LINES OF CREDIT, Continued

The fixed interest rates on the RTFC notes payable are scheduled to expire at different times from April 2003 to April 2005. Upon expiration, the Company has the option to reset the interest rate to the fixed rate in effect at that time or revert to a variable interest rate.

On December 29, 2000, the Company refinanced its five existing loan agreements with the RTFC into one new loan agreement. As part of the transaction, on that date, the Company borrowed an additional $11.3 million from the RTFC to finance the purchase of additional subordinated capital certificates in the RTFC. Principal repayment terms and security provisions under the new agreement are similar to those that existed under the previous separate agreements. In addition, the new agreement consolidated the four separate secured lines of credit which totaled $31.0 million into a new $31.0 million facility with no annual pay-down provisions. The transaction received all necessary regulatory approvals during the first quarter of 2001.

Under its agreement with the RTFC, the Company is subject to various financial and administrative covenants. At September 30, 2001, the Company was in compliance with its covenants.

At September 30, 2001, the Company had available, under the terms of the credit agreements, undrawn credit facilities totaling $31.8 million with the RTFC.

6.   REDEEMABLE MINORITY INTEREST

Redeemable minority interest as of September 30, 2001 consists of the Series A non-voting common stock and related put rights, with a carrying value of $11.6 million, and Series B non-voting common stock and related put rights, with a carrying value of $35.0 million, of Coastal Communications that was issued to the former shareholders of Coastal Utilities, Inc. as part of the Coastal Communications acquisition. The Series A and Series B shares have put and call features exercisable by the holders and the Company.

Based on the put and call features, the holders of Series A shares may put their shares to Coastal Communications in March 2005, and the Company will be required to purchase the Series A shares no later than December 2005 for $17.7 million. The Company has the right to call the Series A shares at any time in the intervening period at specified amounts as defined in a shareholders agreement. The Company is accreting the carrying value of the Series A shares to the full $17.7 million by March 2005, the initial exercise date for the put option.

The holders of the Series B shares have the right during the first two years subsequent to March 30, 2000, the closing date for the transaction, to put their shares for $35.0 million upon the occurrence of certain events, as defined in a shareholders agreement, to be paid no later than April 2002 or for $60.0 million at anytime after March 2004. In February 2001, the holders of the Series B shares notified the Company of thier exercise of the put option. The Company has recorded the Series B shares and their related put rights at $35.0 million.

                           MADISON RIVER CAPITAL, LLC
         Notes To Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

7.   SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Though both segments provide telecommunication services, each segment is managed by distinct management teams, and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income (loss) for each segment for the three month and nine month periods ended September 30, 2001 and 2000:



                                               Three Month Period Ended             Nine Month Period Ended
                                            --------------------------------    --------------------------------
                                             September 30,     September 30,     September 30,     September 30,
                                                 2001              2000              2001              2000
                                                 ----              ----              ----              ----
                                                                         (unaudited)
                                                                       (in thousands)
         Total revenues:
            LTD                                 $ 42,615         $ 43,719          $ 128,366         $ 115,410
            ICD                                    4,991            1,272             11,266             2,216
                                                  ------           ------            -------           -------
                                                  47,606           44,991            139,632           117,626
         Less intersegment revenues                 (851)            (317)            (2,154)             (899)
                                                  ------           ------            -------           -------
            Total reported revenues             $ 46,755         $ 44,674          $ 137,478         $ 116,727
                                                  ======           ======            =======           =======

         Net operating income (loss):
            LTD                                 $  9,046         $  6,042          $  27,080         $  16,481
            ICD                                   (7,573)          (6,944)           (25,967)          (15,080)
                                                  ------           ------             ------           -------
            Total reported net operating
              income (loss)                     $  1,473         $   (902)         $   1,113         $   1,401
                                                  ======           ======             ======           =======

At September 30, 2001 and December 31, 2000, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:



                                             September 30,
                                                 2001         December 31,
                                              (unaudited)         2000
                                              -----------         ----
                                                   (in thousands)
          Total assets:
             LTD                             $ 1,120,530       $ 1,158,896
             ICD                                 338,317           323,975
                                               ---------         ---------
                                               1,458,847         1,482,871
             Less intersegment assets           (548,055)         (490,854)
                                               ---------         ---------
             Total reported assets           $   910,792       $   992,017
                                               =========         =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involves risks and uncertainties. During our existence, we have completed multiple acquisitions of telecommunications companies and assets. As a result, we believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

     . the uncertainties and potential delays associated with our expansion in competitive local service;
     . the passage of legislation, court decisions or regulatory changes adversely affecting us or the telecommunications industry;
     . our ability to repay our outstanding indebtedness;
     . our ability to raise additional capital on acceptable terms and on a timely basis;
     . competition in the telecommunications industry;
     . acceptance by consumers of our Company and the CLEC industry; and . the advent of new technology.

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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Overview

We are an established and growing provider of integrated communications services and solutions that focuses on markets in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings to businesses and residential customers include local and long distance voice, high-speed data, fiber transport and Internet access. At September 30, 2001, we had approximately 221,900 voice and data lines in service.

We are organized into two operating divisions, the Local Telecommunications Division (the "LTD") and the Integrated Communications Division (the "ICD"). The LTD is responsible for the integration, operation and development of the Company's established markets which consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and expanding the Company's target markets as a competitive local exchange carrier ("CLEC"). In addition, the ICD is building a transport business focusing on providing transport and IP transit services to other carriers and large accounts. The ICD is building its base of customers around the LTD's currently established operations and along its approximately 2,250 route miles of fiber optic network. We are currently certified in ten states as a CLEC (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee and Illinois) and in eleven states as a long distance provider (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee, Kentucky and Illinois).

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

Our current business plan is focused on improving cash flows for the enterprise. The LTD is continuing the development of our established markets with successful marketing of vertical services and DSL products and is controlling expenses through the use of business process management tools. The LTD has been successful in increasing its EBITDA for the nine months ended September 30, 2001 compared to the same period in the prior year. For the first nine months of 2001, the LTD's EBITDA was $62.7 million compared to $48.7 million for the same period in the prior year. In the ICD, our strategy has shifted from growth to focusing on getting its operations to a positive cash flow basis sooner than previously planned. In order to achieve positive cash flow in the ICD, we have slowed the rate of growth in this division to allow us to capitalize on the revenues from currently installed lines while also managing our capital expenditures and expenses more tightly. Our objective is to achieve positive cash flow and then to maintain a rate of growth in the ICD that can be funded by the ICD's operations without additional investment. The ICD continues to provide services to medium and large customers in three edge-out markets: the Research Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and [GRAPHIC REMOVED HERE]the New Orleans, Louisiana region. However, we will not continue to prospect and sell services to new customers in our Illinois markets. Our transport business is focused on developing its product lines in Atlanta, Georgia, New Orleans, Louisiana and Houston and Dallas, Texas.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. For the nine months ended September 30, 2001, approximately 92% of our operating revenues came from the LTD. Our business plan is to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access, enhanced data and other services. Our transport business will focus on growing revenues by providing services to other carriers and major accounts such as intercity transport, including both high capacity and optical wavelength transport, metro access services and Internet egress services at a DS-3 level and above.

The sale of communications services to customers in our established markets will continue to provide the predominant share of our revenues. We expect that the continued development of our ICD operations will result in a growing percentage of our revenues coming from sales of communications services to medium and large businesses and other carriers in our expansion markets. However, we anticipate that this increase in revenues from the ICD will grow sequentially at a much slower pace than we have experienced in the past several quarters as we focus on achieving positive cash flow for that division.

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

During the past year in the ICD, we have made a significant investment in building our fiber network and ATM and TDM switching platforms and establishing an efficient marketing, sales and provisioning infrastructure. This resulted in significant increases in operating expenses in the ICD. During much of 2001, we worked on resizing the ICD organization to better align it with our market opportunities and lower the rate of growth in operating expenses accordingly. Our current strategy for developing the ICD is focused on generating positive cash flows from the division. To achieve this goal, we have significantly reduced our cost structure in the ICD with plans for slower growth in the near term. Then, as the ICD begins generating cash from its operations, we will reinvest the cash in the division to fund future growth. We also addressed the organization of our transport business to better align it with our strategy going forward. Therefore, we expect that our operating expenses in the ICD will decrease moderately in the near term as the impact of these changes are reflected in our results.

Our primary operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization.

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

We have already entered into interconnection agreements with Bell South, Verizon, Ameritech and Southwestern Bell. Other interconnection agreements may be required as we further develop our business.

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

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise as we expand from our established markets, operating losses in our edge-out markets in which the ICD operates have materially decreased our EBITDA in recent quarters and we expect will continue to lower our EBITDA over the next several quarters as we work to make the ICD cash flow positive. Further, our business plan requires additional capital expenditures necessary to deliver high quality integrated communications services and solutions. We anticipate that most of our capital expenditures will be directed at maintaining our existing networks and for success-based ATM equipment purchases in the ICD but will decrease from recent levels. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain our target levels for expenses or profitability. We may not be able to generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results will likely differ from our current projections, and those differences may be material.

Results of Operations

In March 2000, we completed the Coastal Communications acquisition and, as a result, we believe that our historical financial statements for the nine months ended September 30, 2001 are not directly comparable with our historical financial statements for the nine months ended September 30, 2000. The operating results for the nine months ended September 30, 2001 include nine months of operations for Coastal Communications whereas the nine months ended September 30, 2000 includes only six months of operations for Coastal Communications.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Total revenues increased $20.8 million to $137.5 million for the nine months ended September 30, 2001 from $116.7 million for the nine months ended September 30, 2000. The increase is attributable to the Coastal Communications acquisition and revenue growth in both of our divisions. The increase resulting from revenues of Coastal Communications accounted for approximately $9.7 million, or 46.9%, of the net increase. The remaining increase, or approximately $11.1 million, came from growth in the LTD and ICD. Removing the impact of the Coastal Communications acquisition, revenues in the LTD increased approximately $2.1 million from reported results for the first nine months of 2000. The increase is attributable to growth in DSL lines in service, vertical services penetration and special access revenues. Revenues in the ICD increased approximately $9.0 million in the first nine months of 2001 compared to the first nine months of 2000 and is the result of an increase in voice access and DSL lines in service and growth in our transport business. At September 30, 2001 and 2000, the ICD had approximately 21,300 and 6,100 voice access and DSL lines in service in service, respectively, representing a 249.2% increase. In addition, the ICD generated revenues from transport services in the first nine months of 2001 of $2.0 million compared to $23,000 in the first nine months of 2000.

Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 85.1% and 86.4% for the nine months ended September 30, 2001 and 2000, respectively.

Total operating expenses increased $21.1 million from $115.3 million, or 98.8% of total revenues in the first nine months of 2000, to $136.4 million, or 99.2% of total revenues in the first nine months of 2001. The increase is attributable to the impact of the Coastal Communications acquisition and the development of our ICD operations. The inclusion of Coastal Communications operating expenses accounted for approximately $7.6 million, or 36.1%, of the increase. Excluding the impact of Coastal Communications, operating expenses for the LTD fell approximately $6.4 million, or 6.6% from the prior year. The LTD continued to benefit from business process management enhancements and tighter control on operating expenses. Operating expenses in the ICD increased approximately $19.9 million from the prior year. The ICD was in its development stage and ramping up to provide services in its markets during the first nine months of 2000. However, during the first nine months of 2001, the ICD had active CLEC and transport operations in several markets for a significant portion of the year. Cost of services, as a percentage of total revenues, increased from 36.6% in the first nine months of 2000 to 37.7% in the first nine months of 2001, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 33.0% in the first nine months of 2000 to 30.8% in the first nine months of 2001. Depreciation and amortization expense, as a percentage of total revenues, increased from 29.2% in the first nine months of 2000 to 30.7% in the first nine months of 2001.

Net operating income decreased $0.3 million from $1.4 million, or 1.2% of total revenues in the first nine months of 2000, to $1.1 million, or 0.8% of total revenues in the first nine months of 2001. A $10.6 million increase in net operating income in the LTD was offset by a $10.9 million increase in the net operating loss in the ICD.

Interest expense increased $3.7 million from $45.0 million, or 38.6% of total revenues in the first nine months of 2000, to $48.7 million, or 35.4% of total revenues in the first nine months of 2001. The increase in interest expense is primarily attributable to the recognition of nine months of interest expense on the senior notes in 2001 versus approximately seven and one-half months of interest expense in 2000 as the senior notes were issued on February 17, 2000. In addition, interest expense for the financing used for the Coastal Communications acquisition was recognized for nine months in 2001 compared to approximately six months in 2000.

Net loss increased $14.3 million from $40.6 million, or 34.8% of total revenues in the first nine months of 2000, to $54.9 million, or 39.9% of total revenues in the first nine months of 2001, as a result of the factors discussed above. EBITDA increased $7.8 million from $35.4 million, or 30.4% of total revenues in the first nine months of 2000, to $43.3 million, or 31.5% of total revenues in the first nine months of 2001. The increase in EBITDA is primarily attributable to the Coastal Communications acquisition and lower operating expenses in the LTD and was partially offset by a larger EBITDA loss in the ICD.

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Total revenues increased $2.1 million to $46.8 million for the three months ended September 30, 2001 from $44.7 million for the third quarter of 2000 and is attributable principally to revenue increases in the ICD. ICD revenues in the third quarter of 2001 were approximately $3.8 million higher than the third quarter of 2000 as a result of growth in voice access and DSL lines in service as well as higher revenues from transport services. Revenues in the LTD were approximately $1.7 million lower in the third quarter of 2001 compared to the third quarter of 2000. The decrease is primarily attributable to the sale of two exchanges in Illinois in the second quarter of 2001. The revenues generated by those exchanges are reflected in the third quarter of 2000 with no comparable revenues in the third quarter of 2001. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 83.7% and 87.1% for the three months ended September 30, 2001 and 2000, respectively.

Total operating expenses decreased $0.3 million from $45.6 million, or 102.0% of total revenues in the three month period ended September 30, 2000, to $45.3 million, or 96.9% of total revenues in the three month period ended September 30, 2001. The net decrease is the result of lower expenses in the LTD being offset by higher expenses in the ICD. Operating expenses in the LTD for the three month period fell $4.7 million from the prior year due to implementation of business process management initiatives and the benefits achieved from better control of operating expenses. Operating expenses in the ICD for the third quarter of 2001 were $12.7 million compared to $8.2 million in the third quarter of the prior year, an increase of $4.5 million. This increase was the result of a larger organization serving more markets in 2001 than in 2000. Cost of services, as a percentage of total revenues, decreased from 41.0% in the third quarter of 2000 to 38.3% in the third quarter of 2001, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 31.5% in the third quarter of 2000 to 28.7% in the third quarter of 2001. Depreciation and amortization expense, as a percentage of total revenues, increased slightly from 29.5% in the third quarter of 2000 to 29.8% in the same period of 2001.

Net operating income increased $2.4 million to $1.5 million for the three months ended September 30, 2001 from a net operating loss of $0.9 million for the three months ended September 30, 2000. A $3.0 million increase in net operating income in the LTD was offset by a higher net operating loss in the ICD of $0.6 million. Lower operating expenses led to the increase in the LTD and were offset by the higher net operating loss in the ICD. As a percentage of total revenues, net operating income was 3.2% in the three months ended September 30, 2001 and (2.0%) in the three months ended September 30, 2000.

Interest expense decreased $0.3 million from $16.4 million, or 36.8% of total revenues for the quarter ended September 30, 2000, to $16.1 million, or 34.4% of total revenues for the quarter ended September 30, 2001.

Net loss decreased $2.5 million from $16.1 million, or 36.0% of total revenues for the three months ended September 30, 2000, to $13.5 million, or 29.0% of total revenues in the three months ended September 30, 2001. EBITDA increased $3.1 million from $12.3 million, or 27.5% of total revenues in the three months ended September 30, 2000, to $15.4 million, or 33.0% of total revenues in the three months ended September 30, 2001.

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

Operating Activities. For the nine months ended September 30, 2001, we used cash in operating activities of $38.1 million. For the same period in 2000, net cash provided by operating activities was $1.2 million. The change in net cash (used for) provided by operating activities for the first nine months of 2001 when compared to the first nine months of 2000 is attributable primarily to a higher operating costs in 2001 and cash used to pay accounts payable and accrued expenses increasing in 2001.

Investing Activities. For the nine months ended September 30, 2001, we used cash for investing activities in the amount of $8.6 million compared to cash used for investing activities of $172.5 million in the nine month period ended September 30, 2000. Cash used in investing activities in the first nine months of 2001 was attributable to the purchase of telephone plant and equipment in the amount of $34.4 million. This was offset by approximately $25.7 million in proceeds from the sale of two exchanges in Illinois and the change in other assets, primarily from the cash proceeds related to the sale of our investment in available-for-sale marketable equity securities. For the nine months ended September 30, 2000, we used cash for investing activities primarily in the acquisition of Coastal Communications, net of cash acquired, of $117.0 million and purchases of telephone plant and equipment of $59.2 million.

Financing Activities. For the nine months ended September 30, 2001, net cash used in financing activities was $2.9 million and consisted primarily of payments on long-term debt of $10.4 million offset by proceeds from long-term debt of $7.0 million. For the nine months ended September 30, 2000, net cash provided by financing activities was $140.8 million. Proceeds from long-term debt were $318.3 million, consisting of $197.3 million in net proceeds from the senior notes offering and $121.0 million in financing for the Coastal Communications acquisition. These amounts were offset by payments on long-term debt of $183.9 million, the most significant payment resulting from the repayment of a note in the amount of $177.8 million to the RTFC with the proceeds from the senior note offering.

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

On December 29, 2000, our subsidiary, Madison River LTD Funding Corp., entered into a definitive agreement with the RTFC to refinance our five existing loan agreements with the RTFC, consolidating them into one new loan agreement. On that date, as part of the transaction, the Company borrowed an additional $11.3 million from the

RTFC to finance the purchase of additional SCCs. The transaction received all necessary regulatory approvals during the first quarter of 2001. Principal repayment terms and security provisions under the new agreement are similar to those that existed under the previous separate agreements. Our blended interest rate fell from 8.13% to 7.98% as a result of the transaction. In addition, under the previous structure, we had four secured lines of credit that together totaled $31.0 million with certain amounts subject to an annual pay-down provision. One line of credit in the amount of $10.0 million had been completely advanced at the closing of the Coastal Communications acquisition. With the new agreement, we consolidated these four credit lines into a new, secured $31.0 million facility with no annual pay-down provision and which matures in March 2005. As of September 30, 2001, this secured credit line has $17.0 million advanced and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 7.75%. The $7.8 million secured term facility available to Gulf Telephone Company remains available under the new agreement, and the $10.0 million unsecured line of credit obtained by Coastal Utilities continues to be available under its original terms.

As of September 30, 2001, we had approximately $457.6 million in term loans outstanding with the RTFC and $17.0 million drawn against our secured line of credit. In addition, we had $46.8 million in SCCs that represent ownership interests in the RTFC. Pursuant to our original loan agreements entered into in connection with each acquisition, we purchased SCCs in amounts equal to 5% or 10% of the amount borrowed under the term facilities depending on the agreement. We financed the purchase of these SCCs with additional borrowings from the RTFC. As part of our refinancing in December 2000, we agreed to increase each note which had originally been secured at a 5% SCC level to a 10% SCC level, which was equivalent to 10% of the amount outstanding at the close of the refinancing. To fund the purchase, we borrowed an additional $11.3 million from the RTFC and purchased an equivalent amount of SCCs. The SCCs are redeemed proportionately at par as we make payments to reduce the principal amount outstanding under the term facilities.

In connection with the Mebcom acquisition, on January 16, 1998, Mebtel, Inc., our wholly owned subsidiary, entered into a secured credit facility with the RTFC consisting of a $23.3 million term loan and a $1.0 million revolving line of credit. This facility was refinanced with the RTFC in December 2000 as described above. A total of $22.6 million was funded from the term loan at the closing of the acquisition and matures in January 2013. The term note bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted $15.0 million of the facility into a fixed rate of 6.8% per annum, which was subsequently reduced under the terms of the refinancing to 6.5%, through September 2003. In April 2000, we converted the remaining variable portion of the facility in the amount of $7.2 million into a fixed rate of 8.55% per annum, which was subsequently reduced under the terms of the refinancing to 8.15%, through April 2003. In addition, we borrowed an additional $1.1 million during the refinancing and purchased SCCs, raising the level of SCCs for this note from 5% to 10%. At September 30, 2001, $20.8 million was outstanding under this term note.

In connection with the Gallatin River acquisition, on October 30, 1998, Gallatin River Communications, LLC and Madison River Communications, Inc. (renamed Madison River Management Company effective March 6, 2000), our wholly owned subsidiaries, entered into a secured credit facility with the RTFC consisting of a $123.2 million term facility and $10.0 million revolving line of credit by Gallatin River Communications and a $73.7 million term facility by Madison River Management Company. These facilities were refinanced with the RTFC in December 2000 as described above. The term loans were fully funded at the closing of the acquisition and mature in October 2013. The term facilities bear interest at the base rate of RTFC's stated variable rate plus 75 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $123.2 million term facility into a fixed rate of 7.0% per annum, which was subsequently reduced under the terms of the refinancing to 6.7%, through November 2004, and we converted the $73.7 million term facility into a fixed rate of 8.8% per annum, which was subsequently reduced under the terms of the refinancing to 8.4%, through April 2003. In addition, we borrowed an additional $10.2 million during the refinancing and purchased SCCs, raising the level of SCCs for these notes from 5% to 10%. At September 30, 2001, $119.6 million and $75.8 million, respectively, were outstanding under these term notes.

In connection with our acquisition of Gulf Coast Services, on September 29, 1999, our subsidiary, Gulf Telephone Company, entered into two secured term facilities for $138.4 million and $7.8 million and a secured revolving line of credit for $10.0 million with the RTFC. These facilities were refinanced with the RTFC in December 2000 as described above. The $138.4 million term facility was fully funded at the closing of the acquisition and matures in September 2014. The $7.8 million term facility remains available to Gulf Telephone Company for working capital and capital expenditures. The term notes bear interest at the base rate of RTFC's stated variable rate plus 35 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $138.4 million term note into a fixed rate of 8.4% per annum through October 2004. At September 30, 2001, $133.8 million was outstanding under this term note.

On February 17, 2000, we privately placed $200.0 million of 13 1/4% senior notes due 2010. The proceeds from the offering were approximately $189.7 million, net of bond discount of $2.7 million and issuance costs of $7.6 million. At September 30, 2001, the senior notes had a carrying value of $197.5 million.

To finance the Coastal Communications acquisition, on March 30, 2000, our subsidiary, Coastal Utilities, entered into two secured facilities with the RTFC for $118.7 million, which consisted of a $108.7 million, fifteen year note and a $10.0 million, five year revolving line of credit. In addition, Coastal Utilities also obtained an unsecured $10.0 million revolving line of credit with the RTFC. The secured facilities were refinanced with the RTFC in December 2000 as described above. The unsecured revolving line of credit, which bears interest at the RTFC base rate for a standard line of credit plus 100 basis points, continues under its original terms and remains available to be drawn, maturing in March 2005. The $108.7 million secured term note was completely drawn down at the closing of the acquisition and matures in March 2015. The secured $10.0 million line of credit was also completely drawn down at closing. The term note bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $108.7 million term facility into a fixed rate of 8.5% per annum through April 2005. At September 30, 2001, $107.6 million remains outstanding under the term note.

In addition, as part of the Coastal Communications financing, we issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications.

At September 30, 2001, we had drawn $17.0 million under our secured line of credit and had $31.8 million of undrawn credit facilities available with the RTFC. These consisted of $24.0 million on lines of credit and $7.8 million on a term loan.

Capital Requirements

Our business requires significant capital to fund capital expenditures, working capital needs, debt service and cash flow deficits. In the near term, we expect that our primary uses of cash will include:

     . the purchase of network equipment to refresh, enhance and grow our
       LTD networks;
     . the purchase of ATM equipment to support new customer installations for the ICD;
     . debt service payments; and
     . the payment arising from the put rights of the former shareholders of Coastal Communications when due.

Our expenditures will also include:

     . real estate expenses in connection with our network facilities and operations;
     . the development and integration of operations support systems and other automated back office systems;
     . sales and marketing;
     . corporate overhead; and
     . personnel development.

We currently estimate that cash required to fund capital expenditures in 2001 will be approximately $60 million. For the nine months ended September 30, 2001, cash used to fund capital expenditures was approximately $47.0 million. We currently project that available borrowings under our credit facilities, cash and investments on hand and
                                       16
our cash flow from operations will be sufficient to finance our current business plan through the first quarter of 2002.

As part of the consideration paid in the Coastal Communications acquisition, we issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B shares have put and call features that are defined pursuant to the terms of a shareholders agreement and are exercisable by the holders and us. Based on the put features of the shareholders agreement, the holders of Series A shares may put their shares to Coastal Communications in March 2005, and we will have until December 2005 to purchase them for $17.7 million. We have the right to call the Series A shares at any time in the intervening period at specified amounts as defined in a shareholders agreement. The holders of the Series B shares have the right during the first two years subsequent to March 30, 2000, the closing date for the transaction, to put their shares for $35.0 million upon the occurrence of certain events, as defined in a shareholders agreement, to be paid no later than April 2002 or for $60.0 million at anytime after March 2004. In February 2001, the holders of the Series B shares notified the Company of their exercise of the put option. We have held preliminary discussions with the former shareholders about potentially amending the terms of the put option and anticipate further substantive discussions during the remainder of the year and in the first quarter of 2002.

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

     To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot guarantee that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness, fund the payment of any put options when due and make anticipated capital expenditures. Failure to obtain necessary financing could require us to significantly reduce our planned capital expenditures and scale back our expansion plans, either of which could have a material adverse effect on our projected financial condition and results of operations.

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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of September 30, 2001, we had fixed rate secured debt with the RTFC of $446.6 million at a blended rate of 7.93%. The fixed rates on the notes, which range from 6.5% to 8.5%, expire from 2003 to 2005 at which time they will be adjusted. We also have $11.1 million in term notes and $17.0 million under a secured line of credit with the RTFC that bear variable interest approximating a blended average rate of 7.4%. Changes in the underlying interest rates for the variable rate debt of one percent would have an immaterial impact of less than $300,000 per annum on interest expense. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are locked in.

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

We estimate that the cost to the ESOP of the corrective allocation described above will be approximately $3.3 million. In the application, Gulf Coast Services requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account has an approximate value of $1.6 million and the ESOP Loan Suspense Account has a value in excess of the $1.7 million needed for the full correction. However, based on discussions with the IRS and upon the recommendation of our advisors, during the second quarter of 2001 we withdrew our proposal to use the assets in the ESOP Loan Suspense Account as a source of funds to satisfy the obligation. Shortly thereafter, the IRS issued our Section 415 Compliance Statement and provided us with 150 days to institute the corrective actions. We will pursue other options currently available to us to obtain reimbursement of any funds we may be required to contribute to the Plan to comply with the Code, which may include seeking reimbursement from an escrow account established in connection with the sale of Gulf Coast Services by the sellers of Gulf Coast Services stock. There is no assurance that we will be able to obtain any reimbursement from another source, and therefore, may be required to contribute to the Plan the funds needed to make up any shortfall, which currently approximates $1.7 million. The Company does not believe that this action will have a material adverse effect on its financial condition or results of operations.

On May 9, 2001, Life Everlasting, Inc., a former customer of our subsidiary Madison River Communications, LLC, filed a lawsuit against Madison River Communications and certain of its current and former employees. The suit alleges breach of contract, deceptive trade practices, and other charges. Madison River Communications believes that this lawsuit is without merit, intends to vigorously defend the allegations, and has filed certain motions, defenses and counterclaims against Life Everlasting which are currently pending.

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


     (b)      Reports on Form 8-K

              On August 1, 2001, we filed a Current Report on Form 8-K dated July 26, 2001 announcing our second quarter operating and financial results for the period ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MADISON RIVER CAPITAL, LLC

Date:  November 14, 2001      /s/ PAUL H. SUNU
                              -------------------------------------------------
                              Name:  Paul H. Sunu
                              Title: Managing Director, Chief Financial Officer
                                     and Secretary

                                  EXHIBIT INDEX

   Exhibit
   Number                               Description
------------   -----------------------------------------------------------------

      3.1 Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-36804) filed with the Securities and Exchange Commission on May 11, 2000 (the "May Form S-4"))

      3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)