Form 10-K405
period 2001-12-31
MADISON RIVER CAPITAL LLC
filed 2002-04-01
CIK 1111590

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       __________________________________

                                  FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001
                                 -----------------

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ___________

                       __________________________________

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

                       __________________________________

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No   ____
                                         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

================================================================================

                                     INDEX

PART I    Item 1.  Business                                                   1
          Item 2.  Properties                                                25
          Item 3.  Legal Proceedings                                         26
          Item 4.  Submission of Matters to a Vote of Security Holders       26

PART II   Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters                                     26
          Item 6.  Selected Financial Data                                   27
          Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     29
          Item 7A. Quantitative and Qualitative Disclosures About
                     Market Risk                                             39
          Item 8.  Financial Statements and Supplementary Data               39
          Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     39

PART III  Item 10. Directors and Executive Officers of the Registrant        40
          Item 11. Executive Compensation                                    42
          Item 12. Security Ownership of Certain Beneficial Owners and
                     Management                                              44
          Item 13. Certain Relationships and Related Transactions            45

PART IV   Item 14. Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                             45

SIGNATURES                                                                   46

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-1

EXHIBIT INDEX                                                               I-1


References in this Form 10-K to "we," "us," "our" and "Madison River" mean Madison River Capital, LLC and its subsidiaries.

                                     PART I

Item 1.  Business

Overview of the Business

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high speed data, Internet access and fiber transport. We are organized into two operating divisions, the Local Telecommunications Division (the "LTD") and the Integrated Communications Division (the "ICD").

Local Telecommunications Division
---------------------------------
The LTD is responsible for the integration, operation and development of our established markets that consist of four incumbent local exchange carriers ("ILECs") acquired since January 1998. Through these acquisitions, we acquired strong businesses with positive, stable cash flows, government and regulatory authorizations and certifications, operational support systems, management and key personnel and facilities. We have a reputation for delivering high quality services and being highly responsive to our customers in these markets, which we and our predecessors have established as providers of communications services and solutions in these markets for over 50 years. During 2001, the LTD provided approximately 92%, or $168.8 million, of our total revenues. The four ILECs, their location, the date acquired and the number of access lines in service at December 31, 2001 are:

                                                                           Date           Access Lines at
                  Company                         Location               Acquired        December 31, 2001
    ----------------------------------     ----------------------     --------------     -----------------
    MEBTEL, Inc.                           Mebane, North Carolina     January 1998            12,378
    Gallatin River Communications, LLC     Galesburg, Illinois        November 1998           82,022
    Gulf Coast Services, Inc.              Foley, Alabama             September 1999          58,263
    Coastal Communications, Inc.           Hinesville, Georgia        March 2000              42,147

The LTD has three types of basic customers:

1. Residential and business customers located in our local service areas that buy local and long distance voice, high speed data and Internet access services;
2. Interexchange carriers that pay for access to long distance customers located within the LTD's local service area; and
3. Customers that purchase miscellaneous services such as directory advertising or local premise equipment and other carriers that we provide billing and collection services.

The LTD's revenues consist of local service revenues, long distance services, Internet and enhanced data services and other miscellaneous revenues, each of which is described below.

Local service revenues - Our local service revenues are derived from providing basic local telephone service to customers in our franchised territories and consist primarily of basic local service revenues, network access revenues and charges for custom calling features. Basic local service revenues are charges for services to residential and business customers for originating and receiving telephone calls within their exchange area. Customers are charged a flat fee for the use of this service, with the exception of our Gallatin River customers who are charged a flat fee plus local usage pursuant to an LMS type tariff. Network access revenues are related to the origination and termination of long distance calls, or toll calls. These revenues are derived from charges to the end user of the service as well as billings to interexchange carriers for the use of our facilities to access our customers. In addition, our participation in universal service funding support mechanisms are included in network access revenues. Finally, our customers are offered a variety of custom calling features such as voicemail, caller identification, call waiting and call forwarding. These services are bundled into packages with other services and sold at a discount as well as being offered separately.

Long distance services - In each of our ILECs, we provide long distance services to customers who elect to use our long distance product. Our long distance service is marketed under our own brand names. Long distance revenues are earned as our long distance customers make toll calls. The charges are based on the length of the calls and the rate charged per minute. We often bundle our long distance service with other custom calling features to offer an attractively priced option to our customers.

Internet and enhanced data services - We provide dial-up Internet services as well as digital subscriber line ("DSL") products to our business and residential customers. Our dial-up Internet service provides customers a connection to the Internet over their existing phone lines for a flat, monthly fee. Our DSL products provide high-speed access to the Internet for a monthly fee to both residential and business customers. Currently, our network is capable of providing DSL service to approximately 90% of our customers at speeds up to 1.1 MB downstream and upstream.

Miscellaneous revenues - Included in our miscellaneous revenues are primarily revenues from advertising sold in telephone directories, revenues earned from sales of telephone equipment to business customers and revenues earned from billing toll charges for other carriers and collecting the amounts due.

As of December 31, 2001, the LTD had approximately 194,800 voice access lines and 11,100 DSL connections in service. The LTD customer base was comprised of approximately 135,700 residential access lines and 59,100 business access lines, 80,200 long distance accounts and 30,000 dial-up Internet access subscribers.

An important part of our integration strategy for acquisitions is to maintain, to the extent possible, the local identity of the acquired company. With the exception of Gallatin River, our acquisitions in the LTD continue to operate with the same corporate identity by which they were recognized before the acquisition. The exchanges and assets that comprise Gallatin River were acquired from Sprint and therefore were renamed. An experienced, local management team is in place and directs the operations of each ILEC. Our central management company, Madison River Management Company, provides certain administrative, financial and technical support services to each ILEC in accordance with the terms of a management services agreement. Consolidation of certain functions and the purchase of certain products and services at the management company provides us with efficiencies and cost savings that could not be gained by each ILEC acting individually. In addition, our ILECs share information between respective management teams regarding process improvements that have been implemented and best practices that are employed to leverage the knowledge developed by each ILEC and further the overall improvement in operations.

Integrated Communications Division
----------------------------------
The ICD, Madison River Communications, LLC ("MRC"), is responsible for developing and managing our edge-out strategy as a competitive local exchange carrier ("CLEC") as well as maintaining and marketing a fiber transport and Internet egress business. The ICD focuses on selling integrated communications services built on high speed broadband service offerings utilizing advanced bandwidth enhancing technologies such as asynchronous transfer mode ("ATM"), DSL and fiber optic networks. The ICD targets customers that are medium and Large businesses that utilize eight voice lines or more and high speed data services. The ICD has employed an edge-out strategy for developing and growing its business in its current markets. By developing markets in close proximity to our more stable ILEC operations, or edging out from those operations, the ICD is able to leverage off of the resources that the ILECs have to offer. This efficient strategy has allowed us to build this business in a cost effective manner. The three current markets served are the Triangle (Raleigh, Durham and Chapel Hill) and Triad (Greensboro and Winston-Salem) regions of North Carolina; Peoria, Illinois; and New Orleans, Louisiana.

The ICD grew rapidly in 2000 and early 2001 through strategic acquisitions and internal growth. In order to sustain the rate of growth we were achieving required significant capital for working capital and capital expenditures. In the fourth quarter of 2001, we shifted our strategy in the ICD from growing the business and adding access lines to a business plan that focuses on getting the ICD's operations to a positive cash flow basis sooner than previously planned to conserve capital. In order to achieve positive cash flow in the ICD as quickly as possible, we have intentionally slowed the rate of growth for the division. This strategy allows us to capitalize on the revenues from our current customer base while also managing our capital expenditures and expenses more tightly, reducing the utilization of cash for operations. With a reduced growth rate, we have fewer sales people and, accordingly, fewer provisioners, sales engineers, customer service representatives and other support personnel. Once the ICD achieves positive cash flow, then a rate of growth will be targeted that can be funded with cash generated from the ICD's operations without additional outside investment.

The ICD continues to market its services in the Triangle and the Triad in North Carolina and New Orleans, Louisiana. However, under the new plan to achieve self-funding of its growth, the ICD will not continue to prospect and sell services to new customers in its Illinois markets.

The fiber transport and Internet egress business will focus on growing revenues by providing services to other carriers and major accounts such as intercity transport, including both high capacity and optical wavelength transport, metro access services and Internet egress services at a DS-3 level and above. This business is focused on developing its product lines in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas.

The ICD operates approximately 2,300 route miles of fiber optic network in and around its expansion markets, including a long-haul route of approximately 2,100 route miles that runs from Atlanta, Georgia across the Southeast to Houston and Dallas, Texas.

In 2001, the ICD had revenues of approximately $15.5 million, or 8% of our total operating revenues. As of December 31, 2001, the ICD served approximately 16,700 voice access lines and approximately 700 DSL lines.

Corporate Organization and Ownership
------------------------------------
Madison River is a limited liability company that was organized under the provisions of the Delaware Limited Liability Company Act. We are a wholly-owned subsidiary of our parent company, Madison River Telephone Company, LLC ("MRTC"). MRTC was founded in April 1996 by a management team led by J. Stephen Vanderwoude, former President and Chief Operating Officer of Centel Corporation. Equity investors in MRTC include affiliates of Madison Dearborn Partners, Goldman Sachs & Co., Providence Equity Partners and certain members of management.


Our Markets

Our established and target markets are predominantly secondary markets in size. We believe customers in certain secondary markets have significant demand for a comprehensive service offering, which is not yet fully provided. The above average industry growth in our markets demonstrates the need and potential for a provider of a full range of communications solutions. We believe the edge-out markets we have targeted will experience strong growth, similar to our established markets, in their demand for telecommunications services. We believe that our thorough knowledge of the markets in our regions, established operations and reputation for a high standard of service give us a competitive advantage over other competitive entrants in the markets we serve. We expect continued growth in our established markets where the lower population density favors the incumbent local provider because of the high cost of build-out relative to major urban markets.

Management

Our management team has extensive experience in telecommunications, network engineering and operations, customer care, sales and marketing, project development and finance. J. Stephen Vanderwoude, our Chairman and Chief Executive Officer, has an extensive background in the telecommunications industry, including serving as President and Chief Operating Officer and a director of Centel Corporation and President and Chief Operating Officer of the Local Telecommunications division of Sprint Corporation. Many of the other members of the management team have extensive telecommunications industry experience, including positions at Sprint Corporation, Centel Corporation and Citizens Communications. We believe our management team, which averages more than 30 years of experience in the telecommunications industry, has been successful in acquiring and successfully integrating strategic assets into our existing operations. We believe the skill and experience of our management team will continue to provide significant benefits to us as we continue to enhance and expand our service offerings.


Products and services

We currently provide integrated communications services to business and residential customers and transport services to end users and other data and voice carriers.

Integrated communications services. We seek to capitalize on our local presence and network infrastructure by offering a full suite of integrated communications services in voice, high-speed data, fiber transport, Internet access and long distance services, as well as value-added features such as call waiting, caller identification, voicemail and conference bridge services, all on one bill.

In the markets served by the ICD, we currently provide a full suite of integrated data-centric and voice-centric communications services. These markets are within a reasonable proximity of our existing markets and our network infrastructure. These markets include the Triangle and Triad regions of North Carolina; Peoria, Illinois; and New Orleans, Louisiana.

Set forth below are brief descriptions of our communications services:

     Voice. As of December 31, 2001, we provided local exchange service as an incumbent local telephone company in areas serving approximately 194,800 access lines. We offer all of our local telephone subscribers value-added features such as call waiting, call forwarding, conference calling, speed dialing, caller identification and call blocking. As of December 31, 2001, approximately 45% of our access lines subscribed to one or more of our value added features. We offer local exchange services in all of the markets in which we currently provide telecommunications services. We also offer a full range of retail long distance services, including traditional switched and dedicated long distance, toll free calling, international, calling card and operator services. Our voice services accounted for approximately 84.9% of our total revenues for the year ended December 31, 2001.

     In connection with our offering of local services in our expansion markets, we have entered into interconnection agreements with Ameritech and Verizon for Illinois, Verizon and Sprint for North Carolina, BellSouth for all nine BellSouth States, and SBC for Texas, to (1) resell the incumbent carrier's local exchange services and (2) interconnect our network with the incumbent carrier's network for the purpose of immediately gaining access to the unbundled network elements necessary to provide local exchange services and DSL. The interconnection agreements contain provisions that grant us the right to obtain the benefit of any arrangements entered into during the term of the interconnection agreements between the incumbent carriers and any other carrier that materially differs from the rates, terms or conditions of our interconnection agreements. Under the interconnection agreements, we may resell one or more unbundled network elements of the incumbent carriers at agreed upon prices. The BellSouth and Ameritech interconnection agreements call for reciprocal compensation associated with the transport and termination of interconnected local traffic, excluding Internet service provider traffic. The Verizon and SBC agreements use the "bill and keep" method of compensation for the transport and termination of interconnected local traffic.

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

Sales and marketing

Our marketing approach emphasizes customer oriented sales, marketing and service. In the LTD, we market our products primarily through our customer service representatives and various direct marketing methods.

The sales and marketing group for the ICD at December 31, 2001 was comprised of eight quota-carrying, direct sales personnel. We divide our sales group between General Business and Major Accounts. General Business, with five quota-carrying sales personnel, targets customers with eight to 100 access lines. Major Accounts, with three quota-carrying sales personnel, targets customers with more than 100 access lines and requirements for high capacity internet transport and access.

We or our predecessors have been serving our established markets for at least five decades. We serve our edge-out markets predominantly from our established base of operations in Mebane, North Carolina and Pekin, Illinois and have sales
and operations facilities in New Orleans, Louisiana.   Our direct sales force
targets medium and large businesses. Our sales personnel make direct calls to prospective and existing business customers, conduct analyses of business customers' usage histories and service needs, and demonstrate how our service package will improve a customer's communications capabilities and costs. Our sales personnel work closely with our network engineers and information systems consultants to design service products and applications, such as DSL and wholesale transport services. Our local offices are primarily responsible for coordinating service and customer premise equipment installation activities. Our technicians survey customer premises to assess building entry, power and space requirements and coordinate delivery, installation and testing of equipment.

We believe that our customers value our ''single point of contact'' for meeting the customers' telecommunications needs, as well as our ability to provide a fully integrated portfolio of services. Our voice products include local, long distance, 800, international, voicemail and calling cards. Our data products include high speed Internet services, as well as a wide area network product. Our ATM-based services are fully monitored for service performance by systems in our network operations center, enabling us to provide preventative as well as corrective maintenance 24 hours a day, 365 days a year.

We seek to maintain and enhance the strong brand identity and reputation that each of our local telephone companies enjoys in the communities that it serves, as we believe this is a significant competitive advantage. For example, in each of our major areas of operation, we market Internet access and presence through our local brand names, mebtel.net, mebtel.com, gallatinriver.com, coastal-online.com and gulfnet.com. As we market new services, or reach out from our established markets, we will seek to use our brand identities to attain increased recognition with potential customers. In our edge-out markets, we are building and enhancing the brand identity of Madison River Communications.

Network

We offer full facilities-based services in each of our markets. We own and operate a fully integrated telecommunications network comprised primarily of thirty-four ATM core switches, capable of handling both voice and data, and ten time division modulation ("TDM") digital central office switches in our three regions of operation. Our network also includes approximately 3,300 route miles of local and long-haul fiber optic network predominately based in the southeastern United States. We currently own all of our network facilities and have not booked any revenues from swaps of indefeasible rights to use, or IRUs.

We believe our proven operational support systems (OSS) and customer care/billing systems allow us to meet or exceed our customers' expectations. These OSSs include inter-company provisioning (Metasolv) and trading partner electronic data exchange systems (DSET), which offer a rapid exchange of mission critical data needed to provision and support our CLEC customer base. We currently bill customers of the ICD using our Saville billing system and we are completing the conversion to Saville for our ILEC located in Foley, AL. Our OSSs are scalable to accommodate any growth and expansion we may experience.

Switching Strategy. Our switch deployment strategy in the ICD incorporates both TDM switching devices as well as newer ATM platforms. Using Nortel Network's Passport and Succession technology, supported by high density wave division multiplexing, or HDWDM, fiber optic transport, we have a next generation ATM network. TDM switching systems components are deployed as public switched telephone network interface vehicles through newly available modules in Nortel's DMS 500 and ATM edge devices. We deliver both switched and non-switched data-centric and voice-centric services to our targeted business market segments in a robust, cost effective, single solution package. Because of the growth in customer demand for data-centric products, our ability to compete in the market place is substantially improved by our single integrated voice-centric and data-centric ATM delivery medium.

Presently, we have deployed two DMS500 Passport and Succession based host systems in North Carolina and Illinois and have acquired a third DMS500 in Louisiana and deployed Passport technology there. We believe our edge out strategy, using an extensive SONET transport network based on the latest ATM technology while leasing "last mile" DS1 (1.544 Mbs) local loop facilities from the incumbent local carrier, creates a highly competitive and robust telecommunications alternative to traditional local high speed data and voice services.

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

We place our host switching systems and ATM remote switching devices strategically on our fiber route. In December 2000, we acquired a DMS-500 in New Orleans, Louisiana. We have deployed ATM remote switching devices in New Orleans, Louisiana; Houston and Dallas, Texas; Atlanta, Georgia; and Mobile and Montgomery, Alabama. We may deploy additional ATM remote switching devices in other locations that become strategic or network enhancing along our existing routes. Our voice suite of services will be deployed in these markets using our existing DMS-500 platforms or by newly deployed soft switches.

Fiber Optic Facilities. The ICD's owned high capacity fiber network in the Gulf Coast region is capable of reaching over 20 major points of presence in six southeastern states (Alabama, Florida, Louisiana, Mississippi, Georgia and Texas). Presently, it extends approximately 2,100 route miles linking Dallas, Texas to Atlanta, Georgia along a route touching a number of southern and southeastern cities such as Houston, Texas; Baton Rouge and New Orleans, Louisiana; Biloxi, Mississippi; Mobile and Montgomery, Alabama; and Pensacola, Tallahassee and Lake City, Florida. Included in this total are fiber optic rings located in New Orleans, Louisiana and Montgomery, Alabama.

Regarding our fiber optic network in the Mid-Atlantic region, there are approximately 575,000 business access lines within the reach of our existing local service area. To reach these potential customers, we are developing an intercity fiber optic network stretching from Raleigh-Durham through the Research Triangle area to Winston-Salem, North Carolina. We acquired this fiber through long-term indefeasible rights of use arrangements, as well as optical windows with providers of wholesale fiber capacity.

Serving as the backbone of our Gulf Coast and Mid-Atlantic regions, this high capacity optical network allows us to offer a full range of data-centric and voice-centric integrated communications services to our existing and targeted customers, including other communications carriers. Our network offers electronic diversity as well as diverse access routing.

In addition, our four incumbent local exchange carriers own and operate approximately 950 route miles of fiber in their local operating areas.

Our network operations center located in Mebane, North Carolina monitors all of our networks. In addition, we also monitor the performance of all of our ATM served customer lines through the capabilities of the ATM-based universal edge devices that we install on our customers' premises.

Industry overview and competition

Over the past several years, the telecommunications industry has undergone significant structural change. Many of the largest service providers have achieved growth through acquisitions and mergers while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from their creditors. During 2000 and 2001, capital in the form of public financing or public equity was not as available to new entrants and competitive providers as compared to the past several years. Capital constraints have caused a number of competitive providers to change their business plans. Consolidation of competitive providers has resulted in part due to these capital constraints. Despite these changes, the demand for all types of telecommunications services has not diminished, particularly high speed data services.

The passage of the Telecommunications Act of 1996 ("Telecom Act"), which amended the Communications Act of 1934, as amended (the "Communications Act"), substantially changed the regulatory structure applicable to the telecommunications industry, with a stated goal of stimulating competition for virtually all telecommunications services, including local telephone service, long distance service and enhanced services. Companies are increasingly bundling these services and providing one-stop shopping for end-user customers.

The rural and small urban ILEC industry is composed of a large number of relatively small companies. According to the United States Telecom Association, there are approximately 1,300 telephone companies with less than 25,000 access lines in the U.S. A majority of these small telephone companies operate in sparsely populated rural areas where competition from CLECs or wireless telecommunications companies (such as cellular or PCS providers) has been limited due to the generally unfavorable economics of constructing and operating such competitive systems.

Many small ILECs in rural and small urban markets are owned by families or small groups of individuals. We believe that the owners of these small companies are interested in selling such companies as the growing technical, administrative and regulatory complexities of the local telephone business challenge the capabilities of the existing management. In addition, certain large telephone companies are selling many of their small rural telephone exchanges to focus their attention on their major metropolitan operations that generate the bulk of their consolidated revenue and which are increasingly threatened by competition. As a result, we believe that we have, and in the future will have, numerous opportunities to acquire rural and small urban telephone operations currently owned by the large telephone companies.

Since the passage of the Communications Act, federal and state regulations promoting the widespread availability of telephone service have allowed rural and small urban telephone companies to maintain advanced technology while keeping prices affordable for customers. This policy commitment was reaffirmed and expanded by the universal service provisions of the Telecom Act. In light of the high cost per access line of installing lines and switches and providing telephone service in sparsely populated areas, a system of cost recovery mechanisms has been established to, among other things, keep customer telephone charges at a reasonable level and yet allow owners of such telephone companies to earn a fair return on their investment. These cost recovery mechanisms, which are less available to larger telephone companies, have resulted in robust telecommunications networks in many rural and small urban areas, and such capabilities may deter entry by potential competitors in these small markets. Currently, Gallatin River is the only ILEC that has CLEC competition and that competition is limited currently to DSL services.

In markets where we implement our CLEC edge-out strategy, we will be subject to competition from the ILECs in those markets and other CLECs, including cable television operators, other ILECs operating outside their traditional service areas, long distance carriers, wireless carriers and others. The ongoing consolidation and constraints on capital in the telecommunications industry could change the nature of our competitive environment.


Regulation

Overview

We are subject to regulation by federal, state and local government agencies. At the federal level, the Federal Communications Commission ("FCC") has jurisdiction over interstate and international telecommunications services. State telecommunications regulatory commissions generally exercise jurisdiction over intrastate telecommunications services. The FCC does not directly regulate enhanced services and has preempted certain inconsistent state regulation of enhanced services. Additionally, municipalities and other local government agencies regulate limited aspects of our business, such as use of government owned rights of way, construction permits and building codes. The following description covers some of the major regulations affecting us, but there are numerous other areas of regulation that may influence our business.

Federal regulation

We are subject to, and must comply with, the Communications Act. Pursuant to this statute and associated FCC rules, the FCC regulates the rates and terms for interstate access services, which are an important source of revenues for our ILEC subsidiaries. The amendments to the Communications Act contained in the Telecom Act have changed and are expected to continue to change the telecommunications industry. Among its more significant provisions, the Telecom Act (1) removes legal barriers to entry into local telephone services, (2) requires ILECs to interconnect with competitors, (3) establishes procedures pursuant to which ILECs may provide other services, such as the provision of long distance services by Bell Operating Companies and their affiliates (including their respective holding companies), and (4) directs the FCC to establish an explicit subsidy mechanism (while simultaneously removing implicit subsidies) for the preservation of universal service.

Access Charges. The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The FCC has structured these prices (known as "access charges") as a combination of flat monthly charges paid by the end-users and usage sensitive charges paid by long distance carriers.

The FCC regulates the levels of interstate access charges by imposing price caps on larger ILECs. These price caps can be adjusted based on various formulae and otherwise through regulatory proceedings. Smaller ILECs may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated ILECs base their access charges on price caps. Through 2001, our ILEC subsidiaries elected not to apply for federal price caps. Instead, these subsidiaries employ rate-of-return regulation for their interstate access charges. They provide service pursuant to tariffs they file with the FCC for their interstate traffic sensitive access services, and participate in interstate common line tariffs filed by the National Exchange Carrier Association ("NECA") for a pool of small ILECs. NECA tariff rates are established based on the pooling carriers' expenses incurred and investment, and a regulated rate of return on that investment. The authorized rate of return for such interstate access services is currently 11.25%. The FCC initiated a rulemaking proceeding in October 1998 considering whether to change this authorized rate of return. This proceeding was terminated in November, 2001, with no change required to the interstate authorized rate-of-return.

In May 1997, the FCC initiated a multi-year transition designed to lead to lower usage-sensitive access charges for larger ILECs. As part of this transition, the FCC in August 1999 adopted an order and further notice of proposed rulemaking aimed at introducing additional pricing flexibility and other deregulation for these larger companies' interstate access charges, particularly special access and dedicated transport. In May 2000, the FCC lowered switched access rates, increased caps applicable to end-user rates and established additional universal service funding support for these larger companies. Previously, in May 1998, the FCC proposed to initiate a similar transition for smaller ILECs, including our ILEC subsidiaries. This proceeding was concluded and an order issued in November 2001 (the "MAG Order").

The MAG Order was released November 8, 2001 and was effective January 1, 2002. The MAG Order applies to non-price cap or "rate-of-return" exchange carriers. The MAG Order increases the maximum end user common line ("EUCL") charges. Beginning January 1, 2002, the maximum EUCL charges for single line business and residential customers increased from $3.50 per month to $5.00 per month. The maximum single line business and residential EUCL may be increased to $6.00 as of July 1, 2002 and to $6.50 as of July 1, 2003. Maximum EUCLs for multi-line business customers increased to $9.20 effective January 1, 2002, and no further increases are scheduled.

In association with the implementation of the MAG Order and end user rate increases, switched access charges to interexchange carriers were decreased and a new universal service fund element was established, called the Interstate Common Line Support Fund ("ICLS"). The combination of end user increases, switched access charge decreases and new universal service funding provided a revenue neutral restructuring of the interstate access charges for interstate rate-of-return carriers such as our ILEC subsidiaries.

The MAG Order included a notice of proposed rulemaking on incentive regulation and the introduction of pricing flexibility measures for rate-of-return carriers. This proceeding has not been completed, and no incentive option (other than price caps, pursuant to the coalition for affordable local and long distance services plan) is currently available to our ILEC operations.

During 2001, the FCC released an Order establishing access charge rules for CLECs. Under FCC rules, CLECs can file interstate tariffs for access charges only if the access charge rates conform to FCC safe harbor rates (essentially, the rate charged by the largest ILEC in that market area). A CLEC wishing to charge higher rates can do so, but cannot use the tariff process to collect such rates. Under the new rules, interexchange carriers are required to interconnect with companies whose rates are within the FCC safe harbor guidelines, and are required to pay access charges at the tariffed rates.

Removal of Entry Barriers. Prior to the enactment of the Telecom Act, many states limited the services that could be offered by a company competing with an ILEC. The Telecom Act generally prohibits state and local governments from enforcing any law, rule or legal requirement that has the effect of prohibiting any entity from providing any interstate or intrastate telecom service. However, states can modify conditions of entry into areas served by rural telephone companies where the state telecommunications regulatory commission has determined that certain universal service protections must be satisfied. The federal law should allow us to provide a full range of local and long distance services in most areas of any state. Following the passage of the Telecom Act, the level of competition in the markets we serve has increased and is expected to continue to increase.

Interconnection with Local Telephone Companies and Access to Other Facilities. The Telecom Act imposes a number of access and interconnection requirements on all local telephone companies, including CLECs, with additional requirements imposed on ILECs. These requirements are intended to ensure access to certain networks under reasonable rates, terms and conditions. Specifically, local telephone companies must provide the following:

    * Resale. Local telephone companies generally may not prohibit or place unreasonable restrictions on the resale of their services.
    * Telephone Number Portability. Local telephone companies must provide for telephone number portability, allowing a customer to keep the same telephone number even though it switches service providers.
    * Dialing Parity. Local telephone companies must provide dialing parity, which allows customers to route their calls to a telecommunications provider without having to dial special access codes.
    * Access to Rights-of-Way. Local telephone companies must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.
    * Reciprocal Compensation. Each local telephone company on whose network a call originates must reasonably compensate each local telephone company on whose network the call terminates.

All of our local telephone subsidiaries have implemented full equal access (dialing parity) capabilities. The FCC's rules require our ILEC subsidiaries to use reasonable efforts to implement local number portability after receiving a request from another carrier to do so. Through the end of 2001, these subsidiaries had not yet received such a request. In January 2002, one of our ILEC subsidiaries received a request for local number portability that may require it to provide such capability during the third quarter of 2002.

In addition, all ILECs must provide the following, subject to possible exemptions for rural telephone companies based on economic or technical burdens:

    * Resale. Offer its retail local telephone services to resellers at a wholesale rate that is less than the retail rate charged to end-users.
    * Unbundling of Network Elements. Offer access to various unbundled elements of their networks at cost-based rates.
    * Collocation. Provide physical collocation, which allows CLECs to install and maintain their own network termination equipment in ILECs' central offices, or functionally equivalent forms of interconnection under some conditions.

All of our ILEC subsidiaries qualify as rural telephone companies under the Telecom Act. Therefore, they have an exemption from the ILEC interconnection requirements until they receive a bona fide request for interconnection and the applicable state telecommunications regulatory commission lifts the exemption. Despite their rural status, Gallatin River agreed with the Illinois Commerce Commission and Mebtel agreed with the North Carolina Utilities Commission that they would not contest requests by competitive local telephone companies for such interconnection arrangements. State commissions have jurisdiction to review certain aspects of interconnection and resale agreements.

The FCC has adopted rules regulating the pricing of the provision of unbundled network elements by ILECs. Although the United States Supreme Court has upheld the FCC's authority to adopt such pricing rules, the specific pricing guidelines created by the FCC remain subject to review by the federal courts. In addition to proceedings regarding the FCC's pricing rules, the FCC's other interconnection requirements remain subject to further court and FCC proceedings.

The Telecom Act requires utilities to provide access to their poles, ducts, conduits and rights-of-way to telecom carriers on a nondiscriminatory basis. In October 2000, the FCC adopted rules prohibiting certain anticompetitive contracts between carriers and owners of multi-tenant buildings, requiring ILECs to disclose existing demarcation points in such buildings and to afford competitors with access to rights of way, and prohibiting restrictions on the use of antennae by users which have a direct or indirect ownership or leasehold interest in such properties.

Bell Operating Company Entry into Long Distance Services. Our principal competitor for local services in each area where we operate as a CLEC is an ILEC. In many of these areas, the ILEC is a Bell Operating Company. Although Bell Operating Companies and their affiliates were, prior to the passage of the Telecom Act, prohibited from providing long distance services, the Telecom Act allows a Bell Operating Company to provide long distance service in its own local service region upon a determination by the FCC that it had satisfied a 14-point checklist of competitive requirements. This provision increases the Bell Operating Companies' incentives to open their markets to competition, to the benefit of CLECs; obtaining long distance service authority increases the ability of the Bell Operating Companies to compete against providers of integrated communications services. In December 1999, the FCC granted Bell Atlantic authority to provide long distance services in New York. In June 2000, the FCC granted SBC authority to provide long distance services in Texas, and, in 2001, the FCC granted the incumbent Bell Company authority to provide long distance services in Oklahoma, Kansas, Massachusetts, Connecticut, Pennsylvania, Arkansas and Missouri. In February 2002, the FCC authorized Verizon to provide long distance services in Rhode Island. A number of similar applications are currently pending. In addition, federal legislation has been introduced to allow the Bell Operating Companies to provide long distance Internet and high-speed data services without having to satisfy the checklist.

Relaxation of Regulation. Through a series of proceedings, the FCC has decreased the regulatory requirements applicable to carriers which do not dominate their markets. All providers of domestic interstate services other than ILECs are classified as non-dominant carriers. Our subsidiaries which are operating as non-dominant carriers are subject to relatively limited regulation by the FCC. Among other requirements, these subsidiaries must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory.

The FCC phased out the ability of long distance carriers to provide domestic
interstate services pursuant to tariffs during 2001.   These carriers are no
longer able to rely on tariffs as a means of specifying the prices, terms and conditions under which they offer interstate services. The FCC has adopted rules that require long distance carriers to make specific public disclosures on the carriers' Internet web sites.

Universal Service. The FCC is required to establish a "universal service" program that is intended to ensure that affordable, quality telecommunications services are available to all Americans. The Telecom Act sets forth policies and establishes certain standards in support of universal service, including that consumers in rural areas should have access to telecommunications and information services that are reasonably comparable in rates and other terms to those services provided in urban areas. A revised universal service support mechanism for larger ILECs went into effect on January 1, 2000. A similar new universal service mechanism for rate-of-return ILECs, known as the Interstate Common Line Support fund, went into effect January 1, 2002.

Our ILEC subsidiaries receive federal and state universal service support. We are required to make contributions to federal and state universal service support. Our contribution to federal universal service support programs is assessed against our interstate end-user telecommunications revenues. Our contribution for such state programs is assessed against our intrastate revenues. Although many states are likely to adopt an assessment methodology similar to the federal methodology, states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules.

Internet. The FCC has to date treated Internet service providers (ISPs) as enhanced service providers rather than common carriers. As such, ISPs have been exempt from various federal and state regulations, including the obligation to pay access charges and contribute to universal service funds. As part of a reciprocal compensation order, the FCC has determined that both dedicated and dial-up calls from a customer to an ISP are interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. On March 24, 2000, the D.C. Circuit Court of Appeals vacated and remanded this determination so that the FCC can explain more clearly why such calls are not considered local. In April, 2001, the FCC released a new order that reclassified Internet service as information access and therefore not subject to reciprocal compensation. In making this finding, the FCC avoided the need to make a legal determination of the jurisdictional nature of Internet traffic. This finding has been appealed and is under review by the DC Circuit Court of Appeals.

Internet services are subject to a variety of other federal laws and regulations, including with regard to privacy, indecency, copyright and tax.

Customer Information. Carriers are subject to limitations on the use of customer information the carrier acquires by virtue of providing telecommunications services. Protected information includes information related to the quantity, technical configuration, type, destination and the amount of use of services. A carrier may not use such information acquired through one of its service offerings to market certain other service offerings without the approval of the affected customers. These restrictions may affect our ability to market a variety of packaged services to existing customers. We are also subject to laws and regulations requiring the implementation of capabilities and provision of access to information for law enforcement and national security purposes.

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

State regulation - Incumbent local telephone company

Most states have some form of certification requirement which requires telecommunications providers to obtain authority from the state telecommunications regulatory commission prior to offering common carrier services. Our operating subsidiaries in Alabama, Illinois, North Carolina and Georgia are ILECs and are certified in those states to provide local telephone services.

State telecommunications regulatory commissions generally regulate the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. ILECs must file tariffs setting forth the terms, conditions and prices for their intrastate services. Under the Telecom Act, state telecommunications regulatory agencies have jurisdiction to arbitrate and review interconnection disputes and agreements between ILECs and CLECs, in accordance with rules set by the FCC. State regulatory commissions may also formulate rules regarding taxes and fees imposed on providers of telecommunications services within their respective states to support state universal service programs.

In Alabama, Gulf Telephone is subject to regulation by the Alabama Public Service Commission (APSC). Gulf Telephone must have tariffs approved by and on file with that commission for basic, non-basic and interconnection services.
The APSC has proposed to expand flat-rated local calling areas to provide county-wide flat rated calling. Gulf Telephone Company operates entirely in South Baldwin County and provides flat-rated local calling to its entire service area. The APSC's proposal, if enacted, would result in decreased intrastate toll calling, with a possible increase in local rate to offset the reduced long distance revenue. It is not known whether the APSC will proceed with this plan or how such a plan would impact Gulf Telephone's overall revenues.

The Illinois Commerce Commission (ICC) regulates Gallatin River. Gallatin River provides services pursuant to tariffs that are filed with, and subject to the approval of, the ICC. The rates for these services are regulated on a rate of return basis by the ICC, although Gallatin River has some pricing flexibility with respect to services that have been deemed competitive by the ICC, such as digital centrex, high capacity digital service, intraLATA toll service, wide area telephone service (WATS), and digital data services. The ICC has approved several interconnection agreements under the Telecom Act between Gallatin River and mobile wireless carriers, as well as agreements between Gallatin River and facility-based CLECs. Gallatin River is required to support state universal service programs and is subject to ICC rules implementing these and the federal universal service programs. The ICC is currently rewriting the rules applicable to requests for rate increases by regulated entities.

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

State Regulation - Competitive local telephone company

MRC is certified to provide intrastate local, toll and access services in the states of Illinois, North Carolina, South Carolina, Tennessee, Georgia, Florida, Alabama, Mississippi, Louisiana and Texas. In association with these certifications, MRC has filed state local, access and toll tariffs in all states except North Carolina, in which, pursuant to Commission rules, MRC has filed a price list. MRC has filed interstate access tariffs and maintains long distance rates on its web site in conformance with FCC orders. Tariffs are updated as needed and periodic state financial and quality of service filings are made as required.

MRC has interconnection agreements with Verizon in Illinois and North Carolina, with Sprint in North Carolina, with SBC in Texas, Ameritech in Illinois, and with BellSouth in its nine state operating area. These interconnection agreements govern the relationship between the ILECs and MRC's operations in the areas of resale of retail services, reciprocal compensation, central office collocation, purchase of unbundled network elements (UNE'S), and use of operational support systems.

Local government authorizations

We are required to obtain from municipal authorities, on street opening and construction permits or operating franchises to install and expand fiber optic facilities in certain cities. We have obtained such municipal franchises in our incumbent local telephone company territories in Alabama, North Carolina, Illinois and Georgia. In some cities, subcontractors or electric utilities with which we have contracts may already possess the requisite authorizations to construct or expand our networks.

Some jurisdictions where we may provide service require license or franchise fees based on a percent of certain revenues. There are no assurances that jurisdictions that do not currently impose fees will not seek to impose fees in the future. The Telecom Act requires jurisdictions to charge nondiscriminatory fees to all telecom providers, but it is uncertain how quickly this requirement will be implemented by particular jurisdictions in which we operate or plan to operate, especially regarding materially lower fees that may be charged to ILECs.

Significant Customer

One customer, AT&T, represented 14%, 14% and 15% of our operating revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

Employees

As of December 31, 2001, our work force consisted of 783 full time employees. Approximately 150 of our employees are represented by collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW) and with the Communications Workers of America (CWA). Our labor agreement with the CWA, covering employees of Gallatin River in Galesburg, Illinois, expires on April 30, 2002. We are currently in negotiations with the CWA on a new collective bargaining agreement. Our labor agreements with the IBEW, covering employees of Gallatin River in Dixon and Pekin, Illinois, expire on November 30, 2002 and September 30, 2002, respectively. We will begin active negotiations on each of these agreements later in 2002. There can be no assurance that, upon the expiration of our existing collective bargaining or similar agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.


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

We have a significant amount of indebtedness. As of December 31, 2001, we had:

    *  Total indebtedness of $680.0 million;

    *  Member's capital of $59.4 million;

    *  Debt to equity ratio of 11.4 to 1; and

    * For the year ended December 31, 2001, earnings would have been insufficient to cover our fixed charges by $79.4 million.

The indenture governing our senior notes limits our ability to undertake certain transactions. The covenants in the indenture restrict our ability to:

    *  incur additional indebtedness;

    * pay dividends on, redeem or repurchase our member interests or equity of our subsidiaries;

    *  make various investments;

    *  sell certain assets or utilize certain asset sale proceeds;

    *  create certain liens or use assets as security in other transactions;

    *  enter into certain transactions with affiliates; and

    * merge or consolidate with or into other companies, or dispose of all or substantially all of our assets and the assets of our subsidiaries.

These covenants are subject to a number of important exceptions. In addition, our credit facilities with the Rural Telephone Finance Cooperative ("RTFC") contain (and credit facilities that we may enter into in the future may contain) other and more restrictive covenants, including covenants limiting our ability to incur debt and make capital expenditures and limiting our subsidiaries' ability to make distributions or pay dividends to us. These covenants also require us to meet or maintain specified financial ratios and tests. Our ability to meet these financial ratios could be affected by events beyond our control, and no assurance can be given that we will be able to comply with these provisions. A breach of any of these covenants could result in an event of default under these credit facilities and/or the indenture.

Our substantial indebtedness and the related covenants that restrict what actions we may take could have important consequences for us. For example, it could:

    * make it more difficult for us to satisfy our obligations with respect to all of our indebtedness;

    * limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and increase our vulnerability to general adverse economic and industry conditions;

    * limit our ability to borrow additional amounts for working capital, capital expenditures, research and development costs, future business opportunities and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all;

    * require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, future business opportunities and other general corporate purposes;

    * limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

    *  restrict our ability to access additional capital;

    * place us at a competitive disadvantage compared to our competitors that have less debt; and

    *  make us vulnerable to increases in prevailing interest rates.

We may incur substantial additional indebtedness in the future. This could further exacerbate the risks described above. The terms of our current indebtedness do not fully prohibit us from incurring other indebtedness. Our credit facilities currently permit additional borrowing of up to $21.8 million.

Our ability to service our indebtedness will depend on our ability to generate cash.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, our success in our financial and operating performance, our ability to successfully implement our business plan and our ability to access the cash flow of our subsidiaries. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements that restrict the payment of dividends, and such subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements governing the terms of our subsidiaries' indebtedness may restrict our subsidiaries' ability to pay dividends to us. See footnote 6 to our consolidated financial statements filed as part of this Form 10-K and the Liquidity and Capital Resources section of our Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 of this Form 10-K. As a result, we may be unable to receive cash through dividends, distributions or other payments from our subsidiaries sufficient to pay principal of and interest on our indebtedness.

We may need to raise more capital to fund our obligations.

We may need to raise more capital in the future to:

    * provide adequate working capital to fund our continuing operations and capital expenditures and to service our indebtedness;
    *  provide liquidity to fund any unexpected expenses or obligations; and
    * redeem equity in our subsidiary, Coastal Communications, if the former shareholders of Coastal Utilities exercise their put rights and such exercise is determined to be valid.

As part of the consideration paid in the Coastal Communications acquisition, we issued to the former shareholders of Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock have put and call features that are defined pursuant to the terms of a shareholders agreement and are exercisable by the holders and Coastal Communications. Based on the put features of the shareholders agreement, the holders of the Series B stock have the right prior to March 30, 2002 to put their shares to Coastal Communications for $35.0 million upon the occurrence of certain events, as defined in the shareholders agreement, or for $60.0 million at anytime after March 2004. If the Series B shareholders' exercise of their put option, as described below, is deemed to be a valid exercise, then Coastal Communications would be required to redeem the shares for $35.0 million no later than April 2002.

In February 2001, the holders of the Series B shares notified us of their exercise of the put option. We are currently in negotiations with the Series B shareholders regarding their exercise of the put option. While we presently anticipate that a mutually acceptable agreement will be entered into with the shareholders in April 2002, there is no assurance that we will be able to enter into such an agreement. The failure to enter into a mutually acceptable agreement could have a material adverse effect on our financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources-Capital Resources."

Based on our business plan and anticipated future capital requirements, other than any capital required to meet obligations related to the Series B put, we believe that the available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for the next 12 months. However, there is no guarantee that we will not need additional capital earlier. While possible sources of additional capital include commercial bank borrowings, sales of nonstrategic assets, vendor financing or the sale or issuance of equity and debt securities to one or more strategic investors, our ability to arrange additional capital and the cost of any financing will depend upon many factors, some of which are beyond our control. We may be unable to raise additional capital, and such failure to do so could have a material adverse effect on our business.

We may not be able to increase our business and revenues.

Consumers may not purchase our services. Our success will depend on our ability to expand our current customer base, penetrate our target markets and otherwise implement our business plan. Expansion of our customer base depends on growth in our established markets and acceptance of our communications services and technology and the willingness of prospective customers to switch to our services from their current carriers in our edge-out markets, which may be limited by the fact that some of our competitors have long-standing relationships with customers and resources that are far greater than ours.
There is no assurance that our established markets will grow as they have in the past. Recession and other negative economic factors would have the effect of decreasing the number of customers in our established markets.

Prices may decline. The prices that we can charge our customers for network services, including wholesale fiber capacity, data transport and voice telecommunications services, could decline due to the following factors, among others:

    * installation by us and our competitors, some of which are expanding capacity on their existing networks or developing new networks, of fiber and related equipment that provides substantially more transmission capacity than needed;

    * recent technological advances that permit substantial increases in, or better usage of, the capacity of transmission media;

    * reduced differentiation in product quality and service resulting in increased price competition; and

    * strategic alliances or similar transactions that decrease industry participants' costs.

Our ability to compete effectively will also depend upon our continued ability to maintain price competitiveness. We are highly dependent on the cost of elements leased from ILECs in our edge-out markets, and those costs may increase.

We may not be successful in efficiently managing the growth of our business. Our business plan will, if successfully implemented, result in growth of our operations, which may place a significant strain on our management, financial and other resources. To achieve and sustain growth we must, among other things, monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and significantly expand our internal management, technical, provisioning, information, billing, customer service and accounting systems.

We cannot guarantee that we will successfully obtain, integrate and use the employee, management, operational and financial resources necessary to manage a developing and expanding business in an evolving, regulated and increasingly competitive industry.

We need to increase the volume of traffic on our network. We must increase the volume of voice, data and Internet transmission on our network at the prices we anticipate in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not develop long-term commitments with new customers, or maintain our relationships with current customers, we will be unable to increase traffic on our network that could adversely affect our business.

We face significant and growing competition in the markets where we operate. Our ILEC subsidiaries face increasing competition from intermodal providers such as wireless telephone companies, cable TV companies and the Internet, as well as competition from CLECs. We have facility-based interconnection agreements, primarily at Gallatin River, with competitors providing DSL services and could potentially enter into more interconnection agreements in the future, some of which may allow competitors to provide voice services to our customers. With wireless telephone companies offering significant minutes of use, including long distance calls for a flat fee, customers may find it more cost effective to use their wireless telephones to make long distance calls, and we may experience a decrease in our long distance and network access service revenues. In addition, we face or expect to face competition for high speed access to the Internet from cable TV companies in each of our ILEC markets.

We may not be able to achieve desired operating efficiencies from our information and billing systems. Sophisticated information and billing systems are vital to our growth and ability to monitor and control costs, bill customers, process customer orders, provision customer service and achieve operating efficiencies. We currently rely on internal systems and third party vendors to provide our information and processing systems. Some of our billing, customer service and management information systems have been developed by third parties for us and may not perform as anticipated. Our plans for developing and implementing our information and billing systems rely primarily on the delivery of products and services by third party vendors. We may not be able to develop new business, identify revenues and expenses, service customers, collect revenues or develop and maintain an adequate work force if any of the following occurs:

    * vendors fail to deliver proposed products and services in a timely and effective manner or at acceptable costs;
    *  we fail to identify adequately our information and processing needs;
    *  our related processing or information systems fail;
    *  we fail to upgrade systems when necessary; and
    *  we fail to integrate our systems with those of our major customers.

In addition, our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements may be cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process orders or bill our customers. Since we rely on third party vendors to provide some of these services, any switch in vendors could potentially be costly and affect operating efficiencies.

We are dependent on market acceptance of DSL-based and ATM-based services. We expect that an increasing amount of our revenues will come from providing DSL-based and ATM-based services. The market for business, telecommuter and residential high-speed Internet access is in the early stages of development. Because we offer and expect to expand our offering of services to a new and evolving market and because current and future competitors are likely to introduce competing services, it is difficult for us to predict the rate at which this market will grow. Various providers of high-speed digital communications services are testing products from various suppliers for various applications, and it is unclear if DSL will offer the same or more attractive price-performance characteristics. The markets for our services could fail to develop, grow more slowly than anticipated or become saturated with competitors.

Development of our CLEC operations will negatively impact our cash flow and financial results.

During the past two years, we have expanded our operations as a CLEC into edge-out markets and other target markets offering local and long distance voice, high-speed data, Internet access and transport services over our fiber networks. To support this business, we made a significant investment in the acquisition, installation and expansion of our networks before we realized any significant revenues. In addition, we also incurred significant expenditures in the development of our sales and marketing infrastructure and operating support systems. Economic conditions constrained our access to the capital necessary to support our growth going forward. Therefore, in the latter part of 2001, we altered our business plan with the intention of significantly slowing our growth rate in order to lower our cash utilization rate. By slowing the growth rate, we reduced our expense structure in our CLEC operations necessary to support growth. These steps, in the short-term, will materially decrease our revenues and EBITDA from our edge-out markets. However, we believe that by taking these steps, our expenses and our cash requirements will be lowered. There is no assurance that the revised plan can be implemented successfully or that the results will achieve lower cash requirements. Further, we cannot be certain that the revenues generated from our customer base and reductions in expenses will be adequate to achieve positive cash flow in 2002 or in future years in each of our markets or in our target markets as a whole. Growth and profitability in our expansion operations may also require interconnection and resale terms and pricing which depend on federal and state regulatory decisions and court interpretations of legislation, all of which are outside of our control and subject to change in ways that are difficult to predict.

We have risks relating to our network.

Rapidly changing communications technology and other factors may require us to expand or adapt our network in the future. We expect that new products and technologies will emerge as the telecommunications industry is subject to rapid and significant changes in technology, and we cannot predict the effect of these technological changes on our business. Further, new technologies and products may not be compatible with our existing technologies and systems. In addition, our existing technologies and systems may not be competitive with new technologies and products. These changes could require us to incur significant expenditures. New products and technologies may (1) reduce the prices for our services or (2) be superior to, and render obsolete, the products and technologies we use. If we do not replace or upgrade our technology and equipment that becomes obsolete, we will not be able to compete effectively because we will not be able to meet customer expectations. We cannot be certain that technological changes in the communications industry will not have a material adverse effect on our business and our ability to achieve sufficient cash flow to provide adequate working capital and to service our indebtedness. We may not be able to obtain timely access to new technology on satisfactory terms, or incorporate new technology into our systems in a cost effective manner, or at all.

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

Furthermore, due to the limited development of our DSL-based services, the ability of our network to connect and manage a substantial number of end users at high digital transmission speeds is still unknown. While peak digital data transmission speeds across our network between a central office and the end user can exceed 1.1 megabits per second, the actual data transmission speed over our network could be significantly slower due to:

    *  the type of DSL technology deployed;
    *  the distance from end user to a central office;
    *  the condition and configuration of the telecommunications line utilized;
    * the existence of and number of data transmission impediments on telephone company copper lines;
    *  the gauge of copper lines; and
    *  the presence and severity of interfering transmissions on nearby lines.

For example, we are not certain whether we can successfully deploy higher DSL speeds through digital loop carrier systems which, because they connect copper lines to a fiber link, currently limit DSL service to as slow a speed as 128 kilobits per second.

Because we rely on ILECs to overcome technical limitations associated with loop carrier systems in service areas outside our own, we cannot be certain that we will be able to successfully deploy ATM-based service to all areas in our expansion markets. As a result, our network may not be able to achieve and maintain the planned high digital transmission speed. Our failure to achieve or maintain high-speed digital transmissions would have a material adverse effect on our business.

Network disruptions could adversely affect our operating results. The success of our operations will require that our network provide competitive reliability, capacity and security. Some of the risks to our network and infrastructure include:

    *  physical damage;
    *  power loss from, among other things, adverse weather conditions;
    *  capacity limitations;
    *  software and hardware defects;
    * breaches of security, including sabotage, tampering, computer viruses and break-ins; and
    *  other disruptions that are beyond our control.

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

We need to obtain and maintain the necessary rights-of-way for our network. As of December 31, 2001, we have acquired all material, necessary nonexclusive right-of-way agreements covering ILEC and CLEC operations in existence. However, we may need to obtain supplemental rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecom equipment for any expansion of our network in our CLEC markets. We may not be successful in obtaining and maintaining these right-of-way agreements or obtaining these agreements on acceptable terms whether in new markets or in our existing markets. Some of these agreements may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after they have expired or terminated. Although we believe that alternative supplemental rights-of-way will be available, if any of these agreements were terminated or could not be renewed, we may be forced to remove our fiber optic cable from under the streets or abandon our networks.

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

Our ability to protect our proprietary technology is limited, and infringement claims against us could impact our ability to conduct our business. We currently rely on a combination of copyright, trademark and trade secret laws and contractual confidentiality provisions to protect the proprietary information that we have developed. Our ability to protect our proprietary technology is limited, and we cannot be certain that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Also, we cannot be certain that the intellectual property that local telephone companies or others claim to hold and that may be necessary for us to provide our services will be available on commercially reasonable terms. If we were found to be infringing upon the intellectual property rights of others, we might be required to enter into royalty or licensing agreements, which may be costly or not available on commercially reasonable terms. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on terms acceptable to us could adversely affect our business.

Expanding our services entails a number of risks.

Currently, we operate our business and provide our services primarily as a rural local telephone company. We are expanding our business by adding new customers in both our ILEC and our CLEC operations. In addition, we are providing new services to our existing customers. As we expand our telecommunications businesses, we will face certain additional risks, including increased legal and regulatory risks. The telecommunications businesses in which we compete are highly competitive, and we may be disadvantaged. The success of our entry into new telecommunications businesses will be dependent upon, among other things, our ability to:

    *  integrate new equipment and software into our networks;
    *  design and/or obtain fiber optic network routes;
    *  obtain regulatory approvals;
    *  develop strategic alliances or relationships;
    *  hire and train qualified personnel; and
    *  enhance our billing, back-office and information systems.

We may not be successful in expanding our services or entering new markets. In addition, demand and market acceptance for any new products and services we introduce, whether in existing or new markets, are subject to a high level of uncertainty. Our inability to expand our services or to enter new markets effectively could have a material adverse effect on our business.

We depend on key personnel.

Our business is dependent upon a small number of key executive officers. We have entered into employment, confidentiality and noncompetition agreements with Messrs. J. Stephen Vanderwoude, James D. Ogg, Paul H. Sunu and Bruce J. Becker providing for employment of each executive for a five year period, subject to termination by either party (with or without cause) on 30 days' prior written notice, and an agreement not to compete with us for a maximum period of up to 15 months, following termination for cause or voluntary termination of employment. We have not entered into employment agreements with any other key executives.

We cannot guarantee that we will be able to attract or retain other skilled management personnel in the future. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on our business and results of operation.

We face risks associated with our strategy of growth through acquisitions.

Our current business plan contemplates growth from future acquisitions. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs and limit the number of suitable acquisition candidates. In addition, future acquisitions by us could result in the incurrence of indebtedness or contingent liabilities, which could have a material adverse effect on our business, and our ability to achieve sufficient cash flow, provide adequate working capital and service our indebtedness. Any future acquisitions could also expose us to increased risks, including, among others:

    *  the difficulty of assimilating the acquired operations and personnel;
    * the potential disruption of our ongoing business and diversion of resources and management time;
    * the inability to generate revenues from acquired businesses sufficient to offset acquisition costs;
    * the inability of management to maintain uniform standards, controls, procedures and policies;
    * the risks of entering markets in which we have little or no direct prior experience;
    * the difficulty of adapting incompatible operational support systems, network and other systems;
    * the impairment of relationships with employees, unions or customers as a result of changes in management; and
    *  the impairment of supplier relationships.

As a result, we cannot be sure that any acquisitions will occur or that any acquisitions, if made, would be successfully integrated into our operations.

To date, we have grown in large part through the acquisition of local telephone companies and other operating assets. Our future operations depend largely upon our ability to manage our growing business successfully. If we are successful in making additional acquisitions, our management team will have to manage a more complex organization and a larger number of operations than we have previously operated. There can be no assurance that we will be successful in integrating the various acquisitions. In addition, we may discover information in the course of the integration of these acquisitions that may have an adverse effect on our business and results of operations.

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

We currently operate primarily as a rural ILEC in an industry that is highly competitive. However, due to the rural, low-density characteristics of our existing operating areas, the high cost of entry into these markets and the lack of concentration of medium and large business users, we believe that compared to most other local exchange carriers, we have historically faced relatively less competition in our existing markets. As characteristics of our markets change, the likelihood of local competitors entering our markets may increase.

Significant and potentially larger competitors could enter our markets at almost any time. We may face competition from future market entrants, including CLECs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end users and municipalities. Increased competition could lead to price reductions, fewer large-volume sales, reduced operating margins and loss of market share.

In each of the cities where we are providing competitive local services, the services we offer will compete principally with the services offered by the ILEC serving that area. These local telephone companies have long-standing relationships with their customers and have the potential to subsidize competitive services from monopoly service revenues. The FCC's interconnection decisions and the Telecom Act provide local telephone companies with increased pricing flexibility for their services and other regulatory relief, which could adversely effect our competitive local operations. The local telephone companies with which we compete may be allowed by regulators to lower rates for their services, engage in substantial volume and term discount pricing practices for their customers, or seek to charge us substantial fees for interconnection to their networks.

Our success in our CLEC markets depends upon our ability to increase our share of the carrier services market by providing high quality services at competitive prices. Many potential competitors have, and some potential competitors are likely to enjoy, substantial competitive advantages, including the following:

    *  greater name recognition;
    *  greater financial, technical, marketing and other resources;
    *  longstanding or established national contracts;
    * more extensive knowledge of the telecommunications business and industry; and
    * well established relationships with a larger installed base of current and potential customers.

ILECs can also adversely affect the pace at which we add new customers to our CLEC business by prolonging the process of providing unbundled network elements, collocations, intercompany trunks and operations support system interfaces, which allow the electronic transfer between ILECs and CLECs of needed information about customer accounts, service orders and repairs. Although the Telecom Act requires ILECs to provide the unbundled network elements, interconnections and operations support system interfaces needed to allow the CLECs and other new entrants to the local exchange market to obtain service comparable to that provided by the ILECs to their own customers in terms of installation time, repair response time, billing and other administrative functions, in many cases the ILECs have not complied with the mandates of the Telecom Act to the satisfaction of many competitors. In addition, the interconnection regulations may be affected by the outcome of pending court decisions and FCC rulemaking.

We are dependent on many telecommunications vendors and suppliers, and their financial difficulties may affect our business.

We depend on many telecommunications vendors and suppliers to conduct our business. For example, we have a resale agreement with Global Crossing to provide our long distance transmission services. Associated with the difficulties facing many companies in the telecommunications industry, some of these third party vendors and suppliers have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. Any disruptions that these third party companies experience as a result of their financial difficulties that impact the delivery of products or services that we purchase from these companies could have an adverse affect on our business.

We face particular risks relating to our long distance business.

As part of our offering of bundled telecommunications services to our customers, we offer long distance services. The long distance business is extremely competitive and prices have declined substantially in recent years and we expect prices to continue to decline. In addition, the long distance industry has historically had a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We rely on other carriers to provide transmission and termination services for all of our long distance traffic. Our primary underlying carrier currently is Global Crossing, which is in Chapter 11 bankruptcy protection. We must enter into resale agreements with long distance carriers to provide us with transmission services. These agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of our future customers. In the event we fail to meet our minimum volume commitments, we may be obligated to pay underutilization charges and in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. The incurrence of any underutilization charges, rate increases or termination charges could have a material adverse effect on our business.

We may not be able to compete effectively with the Regional Bell Operating Companies ("RBOCs") in the provision of long distance services.

Federal law currently prohibits RBOCs from providing certain types of long distance telephone service in most states. However, this restriction may be removed by the FCC if an RBOC meets certain specified conditions for a particular state and the FCC determines that removal of the restriction is in the public interest. RBOCs have succeeded in capturing substantial market shares in long distance services in several states where they are authorized to provide such services, including New York and Texas. If RBOCs obtain permission to provide these services in more states, or if legislation is passed to allow them to offer long distance data and Internet services, our business could be adversely affected. Such legislation would remove a major incentive RBOCs have to cooperate with companies like ours to foster competition within their service areas. When RBOCs offer both long distance and local exchange services, they reduce a competitive advantage which companies like ours currently are able to offer in those regions.

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

While our CLEC and long distance businesses are subject to government regulation, our ILEC subsidiaries, in particular, are highly regulated at both the federal and state levels. In general, our ILEC subsidiaries operate under regulations limiting their rates of return on interstate and intrastate services. For interstate services, the FCC periodically reviews the reasonableness of the allowed rate-of-return these businesses may charge and may reduce such allowed rate-of-return. In addition, the FCC has reformed the rules that govern how our ILECs charge long distance companies for completion of interstate calls, reducing the interstate costs recovered from interstate access charges.

As a condition to its approval of Gallatin River Communications' acquisition of Sprint Corporation's Illinois incumbent local telephone exchanges, the Illinois Commerce Commission required Gallatin River Communications to file, in an informal proceeding, an informational earnings report covering its first full calendar year of operations by April 2000. Gallatin River Communications filed the required report on April 1, 2000. The information supplied could be used by the Illinois Commerce Commission's staff to initiate a proceeding to lower our intrastate rates, which may adversely affect our business and results of operations.

The Telecom Act requires ILECs to enter into agreements to interconnect with, sell unbundled network elements to, and sell services for resale to, CLECs. Our ability to compete in the local exchange market as a CLEC may be adversely affected by the ILEC's pricing of such offerings and related terms, such as the availability of operation support systems and local number portability, and would be adversely affected if such requirements of the Telecom Act were repealed. Depending on the implementation of the Telecom Act, our ILEC subsidiaries may be forced to interconnect with, and sell such services and elements to, competitors at prices that do not fully recover our costs of providing such services.

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

Many other aspects of our services and operations are subject to federal and state regulation, including the introduction and pricing of new services, contributions to and receipts from universal service funds, compliance with demands from law enforcement and national security agencies, privacy of customers' information and our use of radio frequencies. We currently receive revenues as a result of state and federal universal service fund contributions and make payments to such funds. If these programs are modified or discontinued, we may be adversely affected.


Item 2.  Properties

We own and lease offices and space in a number of locations within our regions of operation, primarily for our corporate and administrative offices, central office switches and business offices, network operations centers, customer service centers, sales offices and network equipment installations. Our corporate headquarters and our accounting center are located in approximately 24,100 square feet of leased space in two separate buildings in Mebane, North Carolina. The lease for the corporate headquarters (including our renewal options) will expire in approximately 17 years. The leases for the accounting center (including our renewal options) will expire at various times in seven to nine years.

The LTD owns predominantly all of the properties used for its central office switches, business offices, regional headquarters and warehouse space in its operating regions. The poles, lines, wires, cable, conduits and related equipment owned by the LTD are located primarily on properties that we do not own, but are available for the LTD's use pursuant to consents of various governmental bodies or subject to leases, permits, easements or other agreements with the owners. The LTD owns approximately 945 route miles of fiber in its operating regions.

The ICD primarily leases properties for sales and administrative offices, collocations, ATM switches and data transmission equipment. It also leases local loop lines that connect its customers to its network as well as leasing space in ILEC central offices for collocating transmission equipment. As part of its new strategy to achieve positive cash flow as quickly as possible, the ICD closed certain of its sales and administrative offices and is currently evaluating its options related to disposal or sublease of these spaces. The ICD has an operating sales and administrative office in leased space in New Orleans, Louisiana. The ICD also has leases on space in Raleigh and Greensboro, North Carolina; Peoria and Bloomington, Illinois; Atlanta, Georgia; and Houston, Texas that are no longer used by the ICD, and some of which have been sublet to other tenants. The ICD owns approximately 2,300 route miles of fiber in North Carolina, Illinois and across the southeast from Atlanta to Houston and Dallas.

Substantially all of our ILEC properties and telephone plant and equipment are pledged as collateral for our senior indebtedness. We believe our current facilities are adequate to meet our needs in our incumbent local and competitive local markets for the foreseeable future.

Item 3.  Legal Proceedings

Our subsidiary, Gulf Coast Services, sponsors an Employee Stock Ownership Plan ("ESOP") that was the subject of an application before the Internal Revenue Service ("IRS") for a compliance statement under the Voluntary Compliance Resolution Program. The application was filed with the IRS on May 17, 2000. According to the application, Gulf Coast Services made large contributions to the ESOP and to its 401(k) plan during 1997 and 1998, which caused the two plans to allocate amounts to certain employees in excess of the limits set forth in
Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"). The administrative committees for both plans sought to comply with the requirements of Code Section 415 by reducing employees' allocations under the ESOP before any reductions of allocations under the 401(k) plan. Although this approach is consistent with Treasury Regulations under Code Section 415, it may not have been consistent with the terms of the plan documents. The application requests a compliance statement to the effect that any failure to comply with the terms of the plans will not adversely affect the plans' tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement.

We estimate that the contribution to the ESOP required by the corrective allocation described above will be approximately $3.3 million. In the application, Gulf Coast Services requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account has an approximate value of $1.6 million, and the ESOP Loan Suspense Account has a value in excess of the $1.7 million needed for the full correction. However, based on discussions with the IRS and upon the recommendation of our advisors, during the second quarter of 2001, we withdrew our proposal to use the assets in the ESOP Loan Suspense Account as a source of funds to satisfy the obligation. Shortly thereafter, the IRS issued our Section 415 Compliance Statement and provided us with 150 days to institute the corrective actions. During the course of making these corrections, we found additional administrative errors in the operation of the ESOP that directly affected the accuracy of the corrective allocations. Therefore, we intend to file a new application in 2002 with the IRS for a compliance statement under the Voluntary Compliance Resolution Program to address these new errors and the necessary corrective allocations. The final outcome and timing of this process is not readily known, and any additional costs related to this new filing are not estimable at this time. We will pursue other options currently available to us to obtain reimbursement of any funds we may be required to contribute to the ESOP to comply with the Code, which we believe will be available from an escrow account established in connection with the sale of Gulf Coast Services by the sellers of Gulf Coast Services stock. There is no assurance that we will be able to obtain any reimbursement from another source, including the escrow account, and therefore, may be required to contribute to the ESOP the funds needed to make up any shortfall, which currently approximates $1.7 million. We do not believe that this action will have a material adverse effect on our financial condition or results of operations.

We are involved in other various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2001.


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

Item 6.  Selected Financial Data

                           MADISON RIVER CAPITAL, LLC
                      Selected Financial and Operating Data
                             (Dollars in thousands)

                                                           Year Ended December 31,
                                -----------------------------------------------------------------------------
                                       1997                  1998          1999          2000          2001
                                ---------------------      --------      --------      --------       -------
                                              Madison       Madison       Madison       Madison       Madison
                                Mebcom (a)   River (b)     River (c)     River (d)     River (e)       River
                                ----------   ---------     ---------     ---------     ---------      --------
Statement of Operations Data:
  Revenues                     $  6,379        $    -      $  16,864     $  81,517     $ 167,101     $ 184,263
  Operating expenses:
    Cost of services and
     selling, general and
     administrative expenses      4,259            949        12,157        54,517       117,016       125,779
    Depreciation and
     Amortization                   715             12         4,177        21,508        50,093        58,471
                                  -----           ----        ------       -------       -------       -------
  Total operating expenses        4,974            961        16,334        76,025       169,666       184,250
                                  -----           ----        ------       -------       -------       -------
  Operating income (loss)         1,405           (961)          530         5,492            (8)           13
  Interest expense                 (409)           (31)       (3,893)      (22,443)      (61,267)      (64,624)
  Other income                      286             19           481         3,386         4,899       (14,813)
                                  -----           ----        ------       -------       -------       -------
  Income (loss) before income
   taxes and minority
   interest expense               1,282           (973)       (2,882)      (13,565)      (56,376)      (79,424)
  Income tax (provision)
   benefit                         (480)            -            (52)       (1,625)       (2,460)        5,570
  Minority interest expense         -               -           -              -            (750)       (1,075)
                                  -----           ----        ------       -------       -------       -------
  Income (loss) before
   extraordinary item               802           (973)       (2,934)      (15,190)      (59,586)      (74,929)
  Extraordinary item                -               -           (173)         -             -             -
                                  -----           ----        ------       -------       -------       -------
  Net income (loss)            $    802        $  (973)    $  (3,107)    $ (15,190)    $ (59,586)    $ (74,929)
                                  =====           ====        ======       =======       =======       =======


Balance Sheet Data (at period end):

  Cash and cash equivalents    $  2,668        $ 7,698     $   6,354     $  83,729     $  63,410     $  21,606
  Telephone plant and
   equipment, net                 6,980             69        89,486       293,322       400,319       396,794
  Total assets                   13,073          8,021       285,763       785,290       992,017       896,578
  Long-term debt, including
   current portion                5,522            -         219,876       535,611       678,114       680,018
  Total member's capital          4,364          6,885        54,070       165,994       129,101        59,393


Other Financial Data:

  Capital expenditures         $  1,385        $     4     $   6,056     $  37,756     $  89,644     $  39,936
  Net cash provided by (used
   in) operating activities       2,887           (529)        3,582        12,938        22,253       (22,136)
  EBITDA (f)                      2,120           (949)        4,707        27,000        50,085        58,484
  Ratio of earnings to
   fixed charges (g)                4.1             -           -             -             -             -

Note: Madison River Capital, LLC, a wholly-owned subsidiary of Madison River Telephone Company, LLC, was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Prior to the formation of Madison River Capital, the operations of the operating subsidiaries were consolidated at the Madison River Telephone Company level. Concurrent with the organization of Madison River Capital as a subsidiary of Madison River Telephone Company, all operations were consolidated at the Madison River Capital level. Therefore, information presented for 1997 and 1998 in this schedule represents the consolidated financial operations for Madison River Telephone Company. The information presented for 1999, 2000 and 2001 in this schedule represents the consolidated financial operations for Madison River Capital.

(a) Represents the historical consolidated financial information of Mebcom (acquired on January 16, 1998), as predecessor to Madison River Telephone Company.
(b) Represents the historical consolidated financial information of Madison River Telephone Company.
(c) Represents the historical consolidated financial information of Madison River Telephone Company that includes the results of operations of Madison River Telephone Company and its subsidiaries, including Mebcom (acquired on January 16, 1998) and Gallatin River (acquired on November 1, 1998).
(d) Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Gulf Coast Services (acquired on September 29, 1999).
(e) Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Coastal Communications (acquired on March 30, 2000).
(f) EBITDA consists of operating income (loss) before depreciation and amortization. EBITDA is presented because we believe it is frequently used by investors and other interested parties in the evaluation of a company's ability to meet its future debt service, capital expenditures and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities or as a measure of liquidity or as an alternative to net earnings as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles. See the Consolidated Statements of Cash Flows included in our financial statements.
(g) The ratio of earnings to fixed charges is computed by dividing income before income taxes and fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest. For the years ended December 31, 1997, 1998, 1999, 2000 and 2001, earnings of Madison River were insufficient to cover fixed charges by $973, $2,882, $13,565, $56,376 and $79,423, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Certain statements set forth below constitute ''forward-looking statements'' that involve risks and uncertainties. During our existence, we have completed multiple acquisitions of telecommunications companies and assets. As a result, we believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. For further discussion of these factors, see "Risk Factors."

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


Overview

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At December 31, 2001, we had approximately 223,400 voice and DSL lines in service.

We are organized into two operating divisions, the LTD and the ICD. The LTD is responsible for the integration, operation and development of our established markets that consist of four ILECs acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and managing our target markets as a CLEC. In addition, the ICD is building a transport business focusing on providing transport and IP transit services to other carriers and large accounts. The ICD is building its base of customers around the LTD's currently established operations and along its approximately 2,300 route miles of fiber optic network. We are currently certified in ten states as a CLEC (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee and Illinois) and in 11 states as a long distance provider (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee, Kentucky and Illinois).

The majority of our fiber optic network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have peering agreements in both Atlanta and Dallas that allow us to pass the Internet traffic we carry on our network to the Internet backbone providers.

Our current business plan is focused on improving cash flows for the enterprise. The LTD is continuing the development of our established markets with successful marketing of vertical services and DSL products and is controlling expenses through the use of business process management tools. The LTD has been successful in increasing its EBITDA for the year ended December 31, 2001 compared to the same period in the prior year. For 2001, the LTD's EBITDA was $83.9 million compared to $68.7 million for the prior year. In the ICD, our strategy has shifted from growth to focusing on getting its operations to a positive cash flow basis sooner than previously planned. In order to achieve positive cash flow in the ICD, we have slowed the rate of growth in this division to allow us to capitalize on the revenues from currently installed lines while also managing our capital expenditures and expenses more tightly. Our objective is to achieve positive cash flow and then to maintain a rate of growth in the ICD that can be funded by the ICD's operations without additional investment. The ICD continues to provide services to medium and large customers in three edge-out markets: the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and the New Orleans, Louisiana region. However, we will not continue to prospect and sell services to new customers in our Illinois markets. Our transport business is focused on developing its product lines in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas.

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

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. For the year ended December 31, 2001, approximately 92% of our operating revenues came from the LTD. Our business plan is to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access and enhanced data and other services. Our transport business will focus on growing revenues by providing services to other carriers and major accounts such as intercity transport, including both high capacity and optical wavelength transport, metro access services and Internet egress services at a DS-3 level and above.

The sale of communications services to customers in our established markets will continue to provide the predominant share of our revenues for the foreseeable future while we slow the rate of growth in our ICD operations. We expect that if we achieve positive cash flow in our ICD operations such that it can fund its own growth going forward and we are successful in developing and marketing our fiber transport and Internet egress products, then the ICD's revenues could grow at a faster pace than the LTD's revenues. This will result in a growing percentage of our revenues coming from sales of communications services to medium and large businesses and other carriers in our edge-out markets. In the near term, we anticipate that any increase in revenues from the ICD will grow sequentially at a much slower pace than we have experienced in the past several quarters due to our focus on achieving positive cash flow for that division.

We will continue to offer bundled services and to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts. The fiber transport business appears increasingly to be price driven, and, as a result, we may competitively price these services to gain market share.

Expenses

Historically, our operating expenses have remained relatively consistent as the ILECs, which are the foundation of our business, experienced fairly comparable results from period to period. In recent quarters, as we continued to integrate our ILEC acquisitions and implement business process management tools to control expenses, we have seen our operating expenses in our ILEC operations decrease. We seek to maintain the expense reductions in our existing operations and, with additional efforts, gain some further cost savings in the LTD though at a far slower sequential rate than we have recently seen.

During the past two years, we made a significant investment in the ICD building our fiber network and ATM and TDM switching platforms and establishing an efficient marketing, sales and provisioning infrastructure. This resulted in significant increases in operating expenses in the ICD. During much of 2001, we worked on resizing the ICD organization to better align it with our market opportunities and lower the rate of growth in operating expenses accordingly.
In the fourth quarter of 2001, our business plan for the ICD shifted from growth in access lines to focusing on generating positive cash flows from the division. To achieve this goal, we intentionally slowed the rate at which we are adding new access lines, and, accordingly, we have significantly reduced our cash utilization in the ICD. With slower planned growth, fewer sales personnel are required, and, as a result, fewer provisioners, customer care and other support personnel are needed. In addition, we expect our capital spending for the ICD will decrease significantly. Then, as the ICD begins generating cash from its operations, we intend to reinvest the cash in the division to fund its future growth. We also addressed the organization of our transport business to better align it with our strategy going forward. Therefore, we expect that our operating expenses in the ICD will decrease moderately in the near term as the impact of these changes are reflected in our results.

Our primary operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization.

Cost of services

Our cost of services includes:

    * plant specific costs and expenses, such as network and general support expense, central office switching and transmission expense, information origination/termination expense and cable and wire facilities expense;
    * plant nonspecific costs, such as testing, provisioning, network, administrative, power and engineering;
    * the cost of leasing unbundled copper loop lines and high capacity digital lines from the ILECs to connect our customers and other carriers' networks to our network;
    * the cost of leasing transport from ILECs or other providers where our fiber transport capacity is not available;
    *  the cost of collocating in ILEC central offices; and
    *  the cost of purchasing and installing electronics on our fiber network.

We have already entered into interconnection agreements with Bell South, Verizon, Ameritech, Sprint and SBC. Other interconnection agreements may be required, and certifications by state regulators would be required in states where we are not certified as a competitive provider.

We have a resale agreement with Global Crossing to provide long distance transmission services. This agreement contains minimum volume commitments. Although we believe that we will meet these commitments and expect to experience lower cost per minute usage rates as volume increases, we may not be successful in generating adequate long distance business to absorb our minimum volume commitment and will be required to pay for long distance transmission services that we are not using.

Selling, general and administrative expenses

Selling, general and administrative expenses include:

    *  selling and marketing expenses;
    *  expenses associated with customer care;
    *  billing and other operating support systems; and
    *  corporate expenses.

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

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise as we expand from our established markets, operating losses in our edge-out markets in which the ICD operates have materially decreased our EBITDA in recent quarters and we expect will continue to lower our EBITDA over the next few quarters as we work to make the ICD EBITDA positive. Further, our business plan requires additional capital expenditures necessary to deliver high quality integrated communications services and solutions. We anticipate that most of our capital expenditures will be directed at maintaining our existing networks and for success-based ATM equipment purchases in the ICD but will decrease from recent levels. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain our target levels for expenses or profitability. We may not be able to generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results may differ from our current projections, and those differences may be material.

Critical Accounting Policies

Revenue Recognition

Revenues are recognized when the corresponding services are provided regardless of the period in which they are billed. Recurring local service revenues are billed one month in advance, and recognition is deferred until the service has been provided. Nonrecurring revenues, such as long distance toll charges and other usage based billings, are billed in arrears and are recognized when earned.

Network access service revenues are based on universal service funding and charges to interexchange carriers for switched and special access services and are recognized in the period when earned. Our rural ILEC subsidiaries participate in revenue sharing arrangements, sometimes referred to as pools, with other telephone companies for interstate revenues and for certain intrastate revenues. Such sharing arrangements are funded by national universal service funding, toll revenue and/or access charges in the interstate market. Revenues earned through the sharing arrangements are initially recorded based on our estimates. These estimates are then subject to adjustment in future accounting periods as refined operating results become available. Traffic sensitive and special access revenues for interstate services are billed under tariffs approved by the appropriate regulatory authority and retained by us.

Revenues from billing and collection services provided to interexchange carriers, advertising sold in telephone directories and the sale and maintenance of customer premise equipment are recorded as miscellaneous revenues. These revenues are recognized when the service has been provided or over the life of the contract, as appropriate.

Goodwill

Goodwill resulting from the excess of the purchase price of our acquisitions in excess of the fair value of the net assets acquired is amortized using the straight-line method over 25 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest impairment. If our review indicates that the carrying value will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization period, we would reduce the carrying value by the estimated shortfall of cash flows on a discounted basis. Based upon the application of this policy, no impairments were recognized during 2001, 2000 or 1999.

Allowance for Uncollectible Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, such as a bankruptcy filing or substantial down-grading of credit scores, we record a specific allowance against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance as a general allowance based on a review of specific customer balances, our trends and experience with prior receivables, the current economic environment and the length of time the receivables are past due. If circumstances change, we will review the adequacy of the allowance, and our estimates of the recoverability of amounts due us could be reduced by a material amount.

Results of Operations

In March 2000, we completed the Coastal Communications acquisition. As a result of this acquisition, we believe that our historical financial statements for the fiscal year ended December 31, 2001 are not directly comparable with our historical financial statements for the year ended December 31, 2000. The operating results for the year ended December 31, 2001 include twelve months of operations for Coastal Communications whereas the year ended December 31, 2000 includes approximately nine months of operations for Coastal Communications.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Total revenues for the year ended December 31, 2001 were $184.3 million, an increase of $17.2 million from $167.1 million for the year ended December 31, 2000. The increase is attributed principally to a full year of operations of Coastal Communications being included in 2001 and growth in revenues in the ICD. The operations of Coastal Communications, acquired on March 30, 2000, are included in 2001 for a full year compared to only nine months of operations for 2000. This accounted for approximately $9.7 million, or 56.4% of the increase. Revenues generated by the ICD grew $8.7 million over the prior year, or 51% of the increase, as a result of increases in voice and DSL connections in service. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 84.9% and 83.4% for the years ended December 31, 2001 and 2000, respectively.

Total operating expenses increased $17.1 million from $167.1 million, or 100.0% of total revenues in 2000, to $184.3 million, or 100.0% of total revenues in 2001. The increase is attributable primarily to the growth of the CLEC and fiber transport business and was offset by lower net operating expenses in the LTD. The expansion of the CLEC and fiber transport business increased operating expenses approximately $19.5 million from the prior year, which includes approximately $2.8 million, or 1.5% of total revenues, for a restructuring charge related to the closing of certain sales offices, redundant network operations centers and unneeded future switch sites. This was offset by lower operating expenses in the LTD of approximately $2.4 million in 2001 compared to 2000. For the LTD, although operating expenses increased in 2001 by approximately $7.6 million from the inclusion of a full year of operations for Coastal Communications, other operating expenses decreased $10.0 million as a result of improved processes and more efficient operations. Cost of services, as a percentage of total revenues, increased from 36.8% in 2000 to 37.2% in 2001, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 33.2% in 2000 to 29.6% in 2001. Depreciation and amortization expense, as a percentage of total revenues, increased from 30.0% in 2000 to 31.7% in 2001.

Net operating income for the year ended December 31, 2001 was approximately $13.0 thousand compared to a net operating loss of $8.0 thousand in 2000. An increase in the net operating income reported by the LTD of approximately $11.6 million was offset by an increase in the net operating loss in the ICD of approximately $11.6 million.

Interest expense increased approximately $3.3 million from $61.3 million, or 36.7% of total revenues in 2000, to $64.6 million, or 35.1% of total revenues in 2001. The increase in interest expense is primarily attributable to the recognition of a full year of interest expense on the senior notes in 2001 compared to approximately ten and one-half months of interest expense in 2000 as the senior notes were issued on February 17, 2000. In addition, interest expense for the financing used for the Coastal Communications acquisition was recognized for a full year in 2001 compared to approximately nine months in 2000.

Other (expense) income, net was an expense of $14.8 million in 2001, which represented a change of $19.7 million, or 402.4%, from $4.9 million in income recognized in 2000. The change is primarily attributable to an $8.9 million impairment loss recognized on two investments in unconsolidated companies and $9.5 million in realized losses on the sale of marketable equity securities.

Net loss increased $15.3 million from $59.6 million, or 35.7% of total revenues in 2000, to $74.9 million, or 40.7% of total revenues in 2001, as a result of the factors discussed above. EBITDA increased $8.4 million from $50.1 million, or 30.0% of total revenues in 2000, to $58.5 million, or 31.7% of total revenues in 2001. The increase in EBITDA is primarily attributable to the Coastal Communications acquisition and lower operating expenses in the LTD and was partially offset by a larger EBITDA loss in the ICD.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

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

Total revenues increased $85.6 million to $167.1 million for the year ended December 31, 2000 from $81.5 million for the same period of 1999. The increase is attributable principally to a full year of operations of Gulf Coast Services and approximately nine months of operations of Coastal Communications being included in 2000 whereas 1999 only had three months of operations for Gulf Coast Services and none for Coastal Communications. Revenues of Gulf Coast Services accounted for $43.1 million, or 50.4%, of the net increase. Revenues of Coastal Communications accounted for $30.4 million, or 35.5%, of the net increase. Revenues generated by the ICD grew $6.2 million over the prior year. The remaining increase was primarily due to stronger revenues from private label long distance growth. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 83.4% and 87.2% for the years ended December 31, 2000 and 1999, respectively.

Total operating expenses increased $91.1 million from $76.0 million, or 93.3% of total revenues in 1999, to $167.1 million, or 100.0% of total revenues in 2000. The increase is attributable to the inclusion of a full year of operations of Gulf Coast Services, approximately nine months of operations for Coastal Communications and the expansion of the CLEC and transport business. The increases were partially offset by lower expenses in existing operations as a result of improved efficiencies. The inclusion of Gulf Coast Services' operating expenses accounted for $42.0 million, or 46.1%, the inclusion of Coastal Communications operating expenses accounted for $24.2 million, or 26.6%, and the expansion of the CLEC and fiber transport business accounted for $25.0 million, or 27.4%, of the net increase in operating expenses, respectively. Cost of services, as a percentage of total revenues, increased from 30.6% in 1999 to 36.8% in 2000, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 36.3% in 1999 to 33.2% in 2000. Depreciation and amortization expense, as a percentage of total revenues, increased from 26.4% in 1999 to 30.0% in 2000.

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

Operating Activities. For the year ended December 31, 2001, we used cash in our operating activities of $22.1 million. For the years ended December 31, 2000 and 1999, we generated cash from operating activities of $22.3 million and $12.9 million, respectively. The change from 2000 to 2001 is primarily attributable to the change in accounts payable and accrued expenses. The change in accounts payable and accrued expenses generated cash of approximately $35.3 million in 2000 whereas the change in the same accounts in 2001 resulted in a use of cash of approximately $25.1 million, or a $60.4 million change year over year. The increase in cash from operating activities from 1999 to 2000 of approximately $9.3 million is primarily attributable to the increase in the net change in accounts payable and accrued expenses being significantly larger in 2000 when compared to the same period of 1999. This effectively offset the larger net loss in 2000 when compared to 1999.

Investing Activities. For the year ended December 31, 2001, we used $21.6 million in cash for investing activities. Cash used for investing activities was primarily for the purchase of telephone plant and equipment in the amount of $39.9 million. This was offset by proceeds from the sale of telephone plant and equipment of $13.5 million and decreases in other assets of $4.7 million. For the year ended December 31, 2000, we used cash for investing activities in the amount of $212.9 million. Investing activities in 2000 were primarily attributable to the acquisition of Coastal Communications, net of cash acquired, for $116.6 million. In addition, purchases of telephone plant and equipment were $89.6 million. For the year ended December 31, 1999, we used cash for investing activities in the amount of $374.6 million, primarily in the acquisition of Gulf Coast Services, net of cash acquired, for $310.5 million, the purchase of $31.6 million in subordinated capital certificates ("SCC's") in our senior lender, RTFC, related to the financing of the Gulf Coast Services acquisition and purchases of telephone plant and equipment of $37.8 million.

Financing Activities. For the year ended December 31, 2001, net cash provided by financing activities was $2.0 million. The primary components of this net cash were proceeds from long-term debt of $17.0 million, offset by repayments on long-term debt of $15.3 million. For the year ended December 31, 2000, net cash provided by financing activities was $170.4 million and consisted of $27.4 million in capital contributions from our member and $329.6 million in proceeds from long-term debt. The proceeds from long-term debt were made up of $197.3 million in net proceeds from the senior notes offering, $121.0 million in financing for the Coastal Communications acquisition and $11.3 million in additional borrowings used to purchase SCC's as part of the refinancing of our loan agreements with the RTFC. These amounts were offset by payments on long-term debt of $186.7 million, the most significant payment resulting from the repayment of a note in the amount of $177.8 million to the RTFC. For 1999, net cash provided by financing activities was $439.0 million. This included loan proceeds of $316.2 million from the RTFC used in the Gulf Coast Services acquisition and capital contributions from our member of $127.1 million.

Long-Term Debt and Revolving Credit Facilities

We or our subsidiaries have outstanding term and revolving credit facilities with the RTFC, which were entered into in connection with the acquisitions of Mebcom, Gallatin River, Gulf Coast Services and Coastal Communications. In addition, we have outstanding $200.0 million in 131/4% senior notes that are due in March 2010, a mortgage note payable on property acquired in the Coastal Communications acquisition and a miscellaneous note payable.

On December 29, 2000, our subsidiary, Madison River LTD Funding Corp., entered into a definitive agreement with the RTFC to refinance our five existing loan agreements with the RTFC, consolidating them into one new loan agreement. On that date, as part of the transaction, we borrowed an additional $11.3 million from the RTFC to finance the purchase of an equivalent amount of SCCs. The transaction received all necessary regulatory approvals during the first quarter of 2001. Principal repayment terms and security provisions under the new agreement are similar to those that existed under the previous separate agreements. Our blended interest rate fell from 8.13% to 7.98% as a result of the transaction. In addition, under the previous structure, we had four secured lines of credit that together totaled $31.0 million with certain amounts subject to an annual pay-down provision. With the new agreement, we consolidated these four credit lines into a new, secured $31.0 million facility with no annual pay-down provision and which matures in March 2005. As of December 31, 2001, this secured credit line has $17.0 million advanced against it and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 6.45%. The remaining $14.0 million remains available to be drawn.

In addition, we have also drawn $10.0 million against an unsecured line of credit with the RTFC which is the full amount available under this facility. This line of credit bears interest at the RTFC base rate for a standard line of credit plus 100 basis points, or 6.95% at December 31, 2001. The $7.8 million secured term facility available to Gulf Telephone Company remains available as of December 31, 2001.

As of December 31, 2001, we had approximately $452.7 million in term loans outstanding with the RTFC and another $27.0 million drawn against our lines of credit. In addition, we had $46.8 million in SCCs that represent ownership interests in the RTFC. Pursuant to our original loan agreements entered into in connection with each acquisition, we purchased SCCs in amounts equal to 5% or 10% of the amount borrowed under the term facilities depending on the agreement. We financed the purchase of these SCCs with additional borrowings from the RTFC. As part of our refinancing in December 2000, for the notes secured at a 5% SCC level, we agreed to increase the SCCs owned to a level equivalent to 10% of the outstanding balance on the term loans. To get to the 10% SCC level, we borrowed an additional $11.3 million from the RTFC and purchased an equivalent amount of SCCs. The SCCs are redeemed proportionately at par as we make payments to reduce the principal amount outstanding under the term facilities.

In connection with the Mebcom acquisition, on January 16, 1998, Mebtel, Inc., our wholly owned subsidiary, entered into a secured credit facility with the RTFC consisting of a $23.3 million term loan and a $1.0 million revolving line of credit. This facility was refinanced with the RTFC in December 2000 as described above. A total of $22.6 million was funded from the term loan at the closing of the acquisition and matures in January 2013. The term note bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted $15.0 million of the facility into a fixed rate of 6.8% per annum, which was subsequently reduced under the terms of the refinancing to 6.5%, through September 2003. In April 2000, we converted the remaining variable portion of the facility in the amount of $7.2 million into a fixed rate of 8.55% per annum, which was subsequently reduced under the terms of the refinancing to 8.15%, through April 2003. In addition, we borrowed an additional $1.1 million during the refinancing and purchased SCCs, raising the level of SCCs for this note from 5% to 10%. At December 31, 2001, $20.5 million was outstanding under this term note.

In connection with the Gallatin River acquisition, on October 30, 1998, Gallatin River Communications, LLC and Madison River Communications, Inc. (renamed Madison River Management Company effective March 6, 2000), our wholly owned subsidiaries, entered into a secured credit facility with the RTFC consisting of a $123.2 million term facility and $10.0 million revolving line of credit by Gallatin River Communications and a $73.7 million term facility by Madison River Management Company. These facilities were refinanced with the RTFC in December 2000 as described above. The term loans were fully funded at the closing of the acquisition and mature in October 2013. The term facilities bear interest at the base rate of RTFC's stated variable rate plus 75 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we have converted the $123.2 million term facility into a fixed rate of 7.0% per annum, which was subsequently reduced under the terms of the refinancing to 6.7%, through November 2004, and we converted the $73.7 million term facility into a fixed rate of 8.8% per annum, which was subsequently reduced under the terms of the refinancing to 8.4%, through April 2003. In addition, we borrowed an additional $10.2 million during the refinancing and purchased SCCs, raising the level of SCCs for these notes from 5% to 10%. At December 31, 2001, $118.0 million and $75.5 million, respectively, were outstanding under these term facilities.

In connection with our acquisition of Gulf Coast Services, on September 29, 1999, our subsidiary, Gulf Telephone Company, entered into two secured term facilities for $138.4 million and $7.8 million and a secured revolving line of credit for $10.0 million with the RTFC. These facilities were refinanced with the RTFC in December 2000 as described above. The $138.4 million term facility was fully funded at the closing of the acquisition and matures in September 2014. The $7.8 million term facility remains available to Gulf Telephone Company for working capital and capital expenditures. The term notes bear interest at the base rate of RTFC's stated variable rate plus 35 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $138.4 million term note into a fixed rate of 8.4% per annum through October 2004. At December 31, 2001, $132.2 million was outstanding under this term note.

On February 17, 2000, we privately placed $200.0 million of 131/4% senior notes due 2010. The proceeds from the offering were approximately $189.7 million, net of bond discount of $2.7 million and issuance costs of $7.6 million. We subsequently registered senior notes with the Securities and Exchange Commission that had had substantially identical terms to the privately placed senior notes and successfully completed an exchange offer. At December 31, 2001, the senior notes had a carrying value of $197.5 million.

To finance the Coastal Communications acquisition, on March 30, 2000, our subsidiary, Coastal Utilities, entered into two secured facilities with the RTFC for $118.7 million, which consisted of a $108.7 million, fifteen year note and a $10.0 million, five year revolving line of credit. In addition, Coastal Utilities also obtained an unsecured $10.0 million revolving line of credit with the RTFC. The secured facilities were refinanced with the RTFC in December 2000 as described above. The unsecured revolving line of credit, which bears interest at the RTFC base rate for a standard line of credit plus 100 basis points, continues under its original terms and remains available to be drawn, maturing in March 2005. The $108.7 million secured term note was completely drawn down at the closing of the acquisition and matures in March 2015. The secured $10.0 million line of credit was also completely drawn down at closing. The term note bears interest at the base rate of RTFC's stated variable rate plus 50 basis points, with the right to convert, at our option under certain circumstances, into a fixed rate. In accordance with the credit facility, we converted the $108.7 million term facility into a fixed rate of 8.5% per annum through April 2005. At December 31, 2001, $106.5 million remains outstanding under the term note.

At December 31, 2001, we had drawn $17.0 million under our secured line of credit and $10.0 million under our unsecured line of credit. We had $21.8 million of undrawn credit facilities available with the RTFC. These consisted of $14.0 million on our secured line of credit and $7.8 million on a term loan.


Capital Requirements

Our business will require significant capital to fund working capital needs, debt service requirements, capital expenditures and cash flow deficits. In the near term, we expect that our primary uses of cash will include:

    *  the upgrade and maintenance of our current network infrastructure;
    * the development and integration of operations support systems and other automated back office systems;
    *  scheduled principal and interest payments on our long-term debt;
    * real estate expenses in connection with our network facilities and operations;
    *  sales and marketing;
    *  corporate overhead; and
    *  personnel development.

We currently estimate that cash required to fund capital expenditures in 2002 will be less than $20.0 million. For the year ended December 31, 2001, cash used to fund capital expenditures was approximately $54.0 million. Our anticipated use of cash for capital expenditures in 2002 is significantly less than what we have incurred in prior years. This is a result of several factors. First, we have invested a significant amount in capital expenditures during the last two years to build-out and enhance our network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have very robust facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2002 will be directed toward maintaining our existing facilities. Second, we anticipate slower growth in 2002 for the LTD than previously experienced. In addition, our new business plan for the ICD will significantly reduce growth in that division. Therefore, there will not be the demand to expand our network facilities that we have seen in the past. Beyond 2002, we expect we will see stronger growth in our business, and, accordingly, we anticipate the level of capital expenditures to accelerate in those years.

As part of the consideration paid in the Coastal Communications acquisition, we issued to former shareholders of the Coastal Utilities, Series A non-voting common stock and Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock have put and call features that are defined pursuant to the terms of a shareholders agreement and are exercisable by the holders and Coastal Communications. Based on the put features of the shareholders agreement, the holders of Series A stock may put their shares to Coastal Communications in March 2005, and Coastal Communications will have until December 2005 to purchase them for $17.7 million. Coastal Communications has the right to call the Series A stock at any time in the intervening period at specified amounts as defined in the shareholders agreement. The holders of the Series B stock have the right prior to March 30, 2002 to put their shares to Coastal Communications for $35.0 million upon the occurrence of certain events, as defined in the shareholders agreement, or for $60.0 million at anytime after March 2004. Coastal Communications has the right to call the Series B stock for amounts that escalate with the passage of time. If the Series B shareholders' exercise of their put option, as described below, Is deemed to be a valid exercise, then Coastal Communications would be required to redeem the shares for $35.0 million no later than April 2002.

In February 2001, the holders of the Series B shares notified us of their exercise of the put option. We are currently in negotiations with the Series B shareholders regarding their exercise of the put option. While we presently anticipate that a mutually acceptable agreement will be entered into with the shareholders in April 2002, there is no assurance that we will be able to enter into such an agreement. The failure to enter into a mutually acceptable agreement could have a material adverse effect on our financial condition and results of operations. See "Risk Factors-Risk Factors Relating to Madison River-We may need to raise more capital to fund our obligations."

Under the terms of Madison River Telephone Company's Operating Agreement, at any time on or after January 2, 2006, certain members may require MRTC to purchase all of their redeemable member units in an amount equal to the fair market value of such units. Such an event could result in our being required to fund this obligation of our parent company, MRTC.

During the second quarter of 2001, we completed the sale of approximately 4,280 access lines and other operating assets that comprise the exchanges in Staunton and Livingston, Illinois to Madison Telephone Company (a non-related entity). These assets were part of the LTD. The proceeds from the sale were approximately $13.4 million and are subject to certain post-closing adjustments.

Based on our business plan, we currently project that available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for the next twelve months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

    * the result of our current negotiations with Series B shareholders regarding the exercise of their put option;
    * the extent to which we consummate any significant additional acquisitions;
    * our success in achieving net positive cash flow in our CLEC operations and transport business;
    *  the demand for our services in our existing markets;
    * our ability to acquire, develop and integrate the necessary OSS and other back office systems; and
    *  regulatory, technological and competitive developments.

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


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, the ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We expect that application of the nonamortization provisions of the statements will result in a decrease in net loss of approximately $16.5 million per year. During 2002, we will perform the first of the required impairment tests as of January 1, 2002. We do not believe that the results of these tests will have a material impact on our financial position, net loss or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolved implementation issues related to SFAS 121. We will adopt SFAS 144 for fiscal 2002, which may result in additional disclosures. Adoption of SFAS 144 in fiscal 2002 is not expected to have a material impact on our financial position, net loss or cash flows.


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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of December 31, 2001, we had fixed rate secured debt with the RTFC of $441.8 million at a blended rate of 7.93%. The fixed rates on the facilities expire from 2003 to 2005 at which time they will be adjusted. We have $10.9 million in term facilities, $17.0 million under a secured line of credit and $10.0 million under an unsecured line of credit with the RTFC that bear variable interest approximating a blended average rate of 6.4%. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $400,000 per annum on interest expense. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

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

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Managers and Executive Officers

We are a wholly-owned subsidiary and managed by our sole member, MRTC. The Board of Managers of MRTC consists of the following nine individuals: J. Stephen Vanderwoude, Chairman, Paul H. Sunu, Robert C. Taylor, Jr., James N. Perry, Jr., James H. Kirby, Sanjeev K. Mehra, Joseph P. DiSabato, Mark A. Pelson and Albert
J. Dobron, Jr. At present, all managers are appointed by certain groups which comprise the members of MRTC. The members holding a majority of MRTC's member units, which include affiliates of Madison Dearborn Partners, affiliates of Goldman Sachs and affiliates of Providence Equity Partners, are each entitled to appoint up to two individuals to the Board of Managers. The members holding a majority of the member units held by management personnel subject to employment agreements are entitled to appoint up to three individuals to the Board of Managers, at least two of whom must be J. Stephen Vanderwoude, James D. Ogg or Paul H. Sunu. In the event that an appointed Manager ceases to serve as a member of the Board of Managers, the resulting vacancy on the Board of Managers must be filled by a person appointed by the members that appointed the withdrawn Manager. The following table sets forth certain information regarding the members of the Board of Managers, executive officers and key operations personnel of Madison River Capital and its operating subsidiaries.

Name                      Age   Position
----                      ---   --------
J. Stephen Vanderwoude    58    Managing Director - Chairman and Chief Executive
                                  Officer; Member of Board of Managers
James D. Ogg              63    Managing Director and Chairman - Local
                                  Telecommunications Division
Paul H. Sunu              46    Managing Director - Chief Financial Officer and
                                  Secretary; Member of Board of Managers
Kenneth Amburn            59    Managing Director and Chief Operating Officer -
                                  Local Telecommunications Division
Bruce J. Becker           56    Managing Director - Chief Technology Officer and
                                  President and Chief Operating Officer -
                                  Integrated Communications Division
Michael T. Skrivan        47    Managing Director - Revenues
Joseph P. DiSabato        35    Member of Board of Managers
Albert J. Dobron, Jr.     33    Member of Board of Managers
James H. Kirby            33    Member of Board of Managers
Sanjeev K. Mehra          41    Member of Board of Managers
Mark A. Pelson            40    Member of Board of Managers
James N. Perry, Jr.       40    Member of Board of Managers
Robert C. Taylor, Jr.     42    Member of Board of Managers


The following sets forth certain biographical information with respect to the members of our Board of Managers and our executive officers:

Mr. J. Stephen Vanderwoude, a founding member of MRTC in 1996, serves as a Managing Director - Chairman and Chief Executive Officer. He has over 35 years of telecommunications experience including serving as President and Chief Operating Officer and a Director of Centel Corporation and President and Chief Operating Officer of the Local Telecommunications division of Sprint Corporation. He is currently a director of Centennial Communications and First Midwest Bancorp.

Mr. James D. Ogg, a founding member of MRTC in 1996, serves as a Managing Director and is Chairman of the Local Telecommunications Division. He has over 43 years of telecommunications experience including serving as President of Centel-Illinois and Vice President and General Manager of Centel-Virginia and Centel-North Carolina. Mr. Ogg has also served as Vice President-Strategic Pricing and Vice President for Governmental Relations for Centel Corporation. In this capacity, Mr. Ogg managed Centel's Washington, D.C. office and was responsible for advocacy of corporate policy on telecommunications, cable and electric businesses before Congress and federal regulatory agencies. Mr. Ogg has successfully testified in or managed 17 rate cases and brings extensive experience in dealing with federal and state regulatory processes. Mr. Ogg currently represents Madison River on the board of the United States Telecom Association.

Mr. Paul H. Sunu, a founding member of MRTC in 1996, serves as Managing Director
- Chief Financial Officer and Secretary. Mr. Sunu is a certified public accountant and a member of the Illinois Bar with 21 years of experience in finance, tax, treasury, securities and law.

Mr. Kenneth Amburn serves as a Managing Director and is Chief Operating Officer of the LTD, joining Madison River in 1998. Prior to joining Madison River, Mr. Amburn established entrepreneurial operations through his service with Network Construction Services, Inc. as Executive Vice President and a member of its board of directors from 1995 to 1998. He has over 37 years of telecommunications experience including service as Vice President-Operations for Centel-Texas where he had oversight for operations involving over 280,000 access lines and for customer services, network maintenance, construction and overall business operations for Texas. Mr. Amburn has also served as Vice President, East Region Telecommunications for Citizens Utilities where he was responsible for establishing the operations and completing the transition of 1,400 employees to Citizens Utilities in connection with a 500,000 access line purchase from GTE.

Mr. Bruce J. Becker serves as Managing Director - Chief Technology Officer and is President and Chief Operating Officer of the ICD, joining Madison River in 1999. From 1997 to 1998, Mr. Becker founded and served as President of BTC Partners LTD., a telecommunications consulting firm providing services to an array of CLECs, ILECs, CATV providers, telecommunications and data transport equipment manufacturers and investment groups. He has over 38 years of telecommunications experience. Mr. Becker has also served as a voting director of the T1 Committee, a director on the UNLV School of Engineering Board, a senior member of Northern Telecom's technical advisory board, an active member of USTA and has testified as an expert witness at the state and federal level on numerous rate and technology proceedings and inquiries.

Mr. Michael T. Skrivan serves as Managing Director - Revenues for MRTC, joining Madison River in 1999. He is a certified public accountant and a certified management accountant with 24 years of experience in the telecommunications industry. Prior to joining MRTC, Mr. Skrivan was a founding member in the consulting firm of Harris, Skrivan & Associates, LLC, which provides regulatory and financial services to local exchange carriers from 1995 to 1999. Mr. Skrivan is a member of the Telecom Policy Committee of the United States Telecom Association.

Mr. Joseph P. DiSabato is a member of the Board of Managers and a Managing Director of Goldman, Sachs & Co. in the Merchant Banking Division where he has been employed since 1994. Mr. DiSabato serves on the Board of Directors of Amscan Holdings, Inc., SCP Communications, Inc. and several privately held companies on behalf of Goldman Sachs.

Mr. Albert J. Dobron, Jr. is a member of the Board of Managers and a Vice President of Providence Equity Partners. He has been at Providence Equity Partners since 1999. Prior to that time, Mr. Dobron worked for Morgan Stanley & Co. from 1996 to 1999 in mergers and acquisitions and held positions with the K.A.D. Companies, a private equity investment group, working primarily in an operating role with one of the firm's portfolio companies. Mr. Dobron is on the Board of Directors of Surebridge, Inc.

Mr. James H. Kirby is a member of the Board of Managers and a Managing Director of Madison Dearborn Partners. He joined Madison Dearborn Partners in 1996 and focuses on venture capital and private equity investing in the communications industry. Mr. Kirby currently serves on the Boards of Directors of Completel LLC, iplan, LLC, New Radio Tower GmbH, Omne Communications Limited, PaeTec Communications, Inc. and Star Technology Group Limited.

Mr. Sanjeev K. Mehra is a member of the Board of Managers and a Managing Director in Goldman Sachs' Merchant Banking Division since 1996. He serves on the boards of Amscan Holdings, Inc., Hexcel Corporation and on the boards of several portfolio companies. He is a member of the Principal Investment Area's Investment Committee.

Mr. Mark A. Pelson is a member of the Board of Managers and a Managing Director of Providence Equity Partners where he has been employed since 1996. Mr. Pelson is currently also a director of Carrier 1 International S.A., Global Metro Networks and Language Line Holdings, LLC.

Mr. James N. Perry, Jr. is a member of the Board of Managers and a Managing Director and co-founder of Madison Dearborn Partners. Mr. Perry concentrates on investments in the communications industry and currently also serves on the Boards of Directors of Allegiance Telecom, Inc., Completel LLC and Focal Communications Corporation.

Mr. Robert C. Taylor, Jr. is a member of the Board of Managers and is Chief Executive Officer and President for Focal Communications Corporation. He was appointed to this position in August 1996. He is also a co-founder of Focal Communications and a member of its board of directors. Mr. Taylor is currently Executive Vice Chairman of the Association for Local Telecommunications Services
(ALTS) and is a member of the Board of the Information Technology Association of America (ITAA). Recently, Mr. Taylor was appointed by the FCC to serve on the Network Reliability and Interoperability Council. In addition, Mr. Taylor sits on the board of directors for IPLAN Networks, a CLEC based in Argentina.


Item 11.  Executive Compensation

The following table sets forth certain information regarding the cash and non-cash compensation paid by Madison River Telephone Company to the Chief Executive Officer and to each of our four most highly compensated executive officers other than the Chief Executive Officer, whose combined salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2001, 2000 and 1999 (collectively, the ''Named Executive Officers''). The managers of Madison River Capital do not receive any compensation for serving on the Board of Managers.

                           Summary Compensation Table

                                                                              Long-term
                                                                            Compensation
Name                                  Annual Compensation                      Awards
----                       -----------------------------------------------  ------------
                                                                             Securities
                                                                             Underlying
                                                              Other Annual   Unit Option       All Other
                           Year       Salary        Bonus     Compensation      Grants      Compensation (1)
                           ----     ---------     ---------   ------------   -----------    ----------------
J. Stephen Vanderwoude     2001     $ 195,720     $ 265,000        -              -           $     6,725
(Chairman and CEO)         2000       169,647       190,000        -              -                 5,250
                           1999       189,800       111,000        -              -               250,244

James D. Ogg               2001       160,000        40,000        -              -                 5,309
(Chairman of the LTD)      2000       160,202        89,010        -              -                 5,250
                           1999       160,646        50,004        -              -                61,793

Paul H. Sunu               2001       199,050       175,000        -              -                 5,975
(CFO and Secretary)        2000       160,014       140,000        -              -                 5,250
                           1999       160,014        90,000        -              -                47,132

Ken Amburn                 2001       179,616        60,000        -              -                 6,255
(COO of the LTD)           2000       160,053        60,000        -              -                 5,250
                           1999       197,809         3,334        -              -                 4,467

Bruce J. Becker            2001       179,616       120,000        -              -                   798
(CTO and President and     2000       160,000        80,000        -              -                 5,250
 COO of the ICD)           1999       160,000          -           -              -                   -

(1) Includes matching contributions for the 401(k) Savings Plan, group term life insurance premiums paid on behalf of the officer and compensation deferred from previous years.

401(k) Savings Plans

In 1998, we established a 401(k) savings plan covering substantially all of our employees that meet certain age and employment criteria. Pursuant to the plan, eligible employees may elect to reduce their current compensation by up to 15% of eligible compensation. We have agreed to contribute an amount equal to 50% of employee contributions for the first 6% of compensation contributed on behalf of all participants. We made matching contributions of approximately $859,000, $1,058,000 and $480,000 in 2001, 2000 and 1999, respectively. In addition, we made a discretionary contribution of $200,000 in 2000. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by us to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn and our contributions are deductible by us when made.

Long-Term Incentive Plan

In 1998, we adopted a long-term incentive plan arrangement which provides for annual incentive awards for certain employees as approved by the Board of Directors. Under the terms of the plan, annual awards are expensed over the succeeding 12 months after the award is determined. The incentive awards vest automatically at the time of a qualified event as defined under the plan. Vested awards are payable under certain circumstances as defined under the long-term incentive plan arrangement. We recognized compensation expense of $1,271,000, $4,772,000 and $2,576,000 in the years ended December 31, 2001, 2000 and 1999, respectively, related to the long-term incentive awards.

Pension Plan

In May 1998, we adopted a noncontributory defined benefit pension plan, which was transferred to us from our subsidiary, Mebtel, Inc. The plan covers all full-time employees, except employees of Gulf Coast Services and Coastal Communications, who have met certain age and service requirements and provides benefits based upon the participants' final average compensation and years of service. Our policy is to fund the maximum allowable contribution by the Internal Revenue Service and comply with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended.

Employment Agreements

We have entered into employment, confidentiality and noncompetition agreements with J. Stephen Vanderwoude, James D. Ogg, Paul H. Sunu and Bruce J. Becker providing for employment of each executive for a five-year period, subject to termination by either party (with or without cause) on 30 days' prior written notice. The agreements also provide that employees may not disclose any confidential information while employed by us or thereafter. Additionally, the agreements provide that the employees will not compete with us for a period of up to a maximum of 15 months following termination for cause or voluntary termination of employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

All of Madison River Capital's outstanding member units are owned by MRTC. The following table sets forth certain information regarding the beneficial ownership of MRTC's member units as of March 15, 2002 by (A) each holder known by MRTC to beneficially own five percent or more of such member units, (B) each executive officer of MRTC and (C) all executive officers and managers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase member units that are currently exercisable or exercisable within 60 days of March 15, 2002 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                                               Number of Class A
                                               Units, Warrants or
                                                Options Held by      Percentage
Name                                               Member             of Units
----                                           ------------------    ----------
J. Stephen Vanderwoude                          5,454,696.70 (1)        2.56%
James D. Ogg                                    1,019,647.46 (1)          *
Paul H. Sunu                                    1,198,684.24 (1)          *
Bruce J. Becker                                   421,710.68 (1)          *
Kenneth Amburn                                       -                    -
Madison Dearborn Partners group (2)            85,962,015.42           40.36%
Goldman Sachs group (3)                        71,635,012.69           33.64%
Providence Equity Partners group (4)           47,279,108.13           22.20%
All executive officers and managers
  as a group (13 persons)                     212,970,875.32          100.00%

* Represents less than one percent (1%).


(1) Excludes the following incentive interests granted to management. The units granted to the named executive officers below vest over time while the units granted to the Madison River Long Term Incentive Plan contain vesting provisions which are contingent upon the occurrence of certain liquidity events, including the sale of the company or an initial public offering:

                                         Class B Units       Class C Units
                                         -------------       -------------
      J. Stephen Vanderwoude                 3,000               1,550 (a)
      James D. Ogg                           1,500               1,150
      Paul H. Sunu                           1,000               1,150
      Bruce J. Becker                         -                    770
      Madison River Long Term
        Incentive Plan                       3,835               5,067

      (a) Includes 1,200 units that the named executive officer gifted in trust to his three adult children for which the named executive officer disclaims beneficial ownership.

(2) Includes 392,610 units which Madison Dearborn Capital Partners, L.P. has the right to acquire upon conversion of existing indebtedness and 76,569,405.42 units held by Madison Dearborn Capital Partners II, L.P.; 8,711,355.10 units held by Madison Dearborn Capital Partners III, L.P.; 193,429.77 units held by Madison Dearborn Special Equity III, L.P.; 75,000.00 units held by Madison Dearborn Special Advisors Fund I, LLC; and 20,215.13 units held by Madison Dearborn Special Co-Invest Partners I.

(3) Includes 37,331,285.78 units held by GS Capital Partners II, L.P.; 7,614,577.66 units held by GSCPII Mad River Holding, L.P.; 1,657,820.36 units held by GSCPII Germany Mad River Holding, L.P.; 17,867,826.82 units held by GSCPII Offshore Mad River Holding, L.P.; 2,341,390.43 units held by Bridge Street Fund 1997, L.P.; and 4,822,111.85 units held by Stone Street Fund 1997, L.P.

(4) Includes 46,628,924.50 units held by Providence Equity Partners, L.P. and 650,183.63 units held by Providence Equity Partners II L.P.

Item 13.  Certain Relationships and Related Transactions

On January 4, 2002, ORVS Madison River sold its interest in MRTC, which consisted of 5,550,253.16 Class A units at December 31, 2001, to certain members of management and to MRTC for approximately $1.21 to $1.23 per unit. MRTC repurchased 1,632,427.40 of the Class A units and retired them. Members of management purchasing Class A units from ORVS Madison River were J. Stephen Vanderwoude (2,489,450.97 units), James D. Ogg (544,142.74 units), Paul H. Sunu (462,521.37 units) and Bruce J. Becker (421,710.68 units). To finance a portion of their purchase of Class A units from ORVS Madison River, Paul H. Sunu, James
D. Ogg and Bruce J. Becker each borrowed $466.7 thousand from Madison River Capital. The loans, payable on demand, bear interest at 5% and are secured by the respective individual's Class A interests purchased.

Paul H. Sunu and James D. Ogg each have loans outstanding payable to MRTC. The proceeds of these loans were used to purchase Class A interests in Madison River Telephone Company. The loans, payable on demand, bear interest at 5% and are secured by Class A interests. As of March 15, 2002, Paul H. Sunu and James D. Ogg had outstanding loan amounts of $298.6 thousand and $299.8 thousand, respectively.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Madison River Capital, LLC and report of independent public accountants are included in the F pages of this Form 10-K:

        Report of independent public auditors.

        Consolidated balance sheets as of December 31, 2001 and 2000.

        Consolidated statements of operations and comprehensive loss for the years ended December 31, 2001, 2000 and 1999.

        Consolidated statements of member's capital for the years ended December 31, 2001, 2000 and 1999.

        Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999.

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

(b)     Reports on Form 8-K.

        On November 8, 2001, we filed a Current Report on Form 8-K dated November 1, 2001 announcing our third quarter and nine-month operating and financial results for the periods ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MADISON RIVER CAPITAL, LLC



                                         By:  /s/  J. STEPHEN VANDERWOUDE
                                            -----------------------------
                                               J. Stephen Vanderwoude
                                            Managing Director, Chairman and
                                                Chief Executive Officer

                                         Date:   April 1, 2002
                                               ---------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 1, 2002.



By:   /s/  J. STEPHEN VANDERWOUDE
   ------------------------------
    J. Stephen Vanderwoude
    Managing Director, Chairman and
      Chief Executive Officer
    (Principal Executive Officer)



By:  /s/  PAUL H. SUNU
   ------------------------------
    Paul H. Sunu
    Managing Director, Chief Financial
      Officer and Secretary
    (Principal Financial Officer)



By:  /s/  JOHN T. HOGSHIRE
   ------------------------------
    John T. Hogshire
    Vice President-Controller
    (Principal Accounting Officer)

    /s/ JOSEPH P. DISABATO
   ---------------------------
        Joseph P. DiSabato
        Manager



    /s/ ALBERT J. DOBRON, JR.
   ---------------------------
        Albert J. Dobron, Jr.
        Manager



    /s/ JAMES H. KIRBY
   ---------------------------
        James H. Kirby
        Manager



    /s/ SANJEEV K. MEHRA
   ---------------------------
        Sanjeev K. Mehra
        Manager



    /s/ ROBERT C. TAYLOR, JR.
   ---------------------------
        Robert C. Taylor, Jr.
        Manager



    /s/ MARK A. PELSON
   ---------------------------
        Mark A. Pelson
        Manager



    /s/ JAMES N. PERRY, JR.
   ---------------------------
        James N. Perry, Jr.
        Manager

                           Madison River Capital, LLC

                       Consolidated Financial Statements

                      As of December 31, 2001 and 2000 and
                for the Three Year Period Ended December 31, 2001


                   Index to Consolidated Financial Statements

Report of Independent Auditors ..............................................F-2

Consolidated Financial Statements

     Consolidated Balance Sheets ............................................F-3
     Consolidated Statements of Operations and Comprehensive Loss............F-5
     Consolidated Statements of Member's Capital ............................F-6
     Consolidated Statements of Cash Flows ..................................F-7
     Notes to Consolidated Financial Statements .............................F-8

Schedule II - Valuation and Qualifying Accounts.............................F-28

                         Report of Independent Auditors


Member
Madison River Capital, LLC

We have audited the accompanying consolidated balance sheets of Madison River Capital, LLC as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, member's capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Madison River Capital, LLC at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP


Raleigh, North Carolina
February 7, 2002

                           Madison River Capital, LLC

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                       December 31
                                                                    2001        2000
                                                                  ---------------------
Assets
Current assets:
  Cash and cash equivalents                                       $  21,606   $  63,410
  Accounts receivable, less allowance for uncollectible
    accounts of $1,815 and $1,150 in 2001 and 2000,
    respectively                                                     14,305      14,376
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $111 and $531
    in 2001 and 2000, respectively                                    8,826       9,642
  Income tax recoverable                                                219         355
  Inventories                                                         1,129       2,363
  Deferred income taxes                                                -          1,510
  Other current assets                                                5,113       5,685
                                                                    -------     -------
Total current assets                                                 51,198      97,341
                                                                    -------     -------

Telephone plant and equipment:
  Land, buildings and general equipment                              63,978      54,920
  Central office equipment                                          130,098      84,818
  Poles, wires, cables and conduit                                  224,577     204,493
  Leasehold improvements                                              2,484       1,656
  Software                                                           17,308       6,193
  Construction-in-progress                                           30,505      88,739
                                                                    -------     -------
                                                                    468,950     440,819
  Accumulated depreciation and amortization                         (72,156)    (40,500)
                                                                    -------     -------
Telephone plant and equipment, net                                  396,794     400,319
                                                                    -------     -------

Other assets:
  Rural Telephone Bank stock, at cost                                10,078      10,078
  Rural Telephone Finance Cooperative stock, at cost                 46,798      46,946
  Goodwill, net of accumulated amortization of $41,318
    and $25,770 in 2001 and 2000, respectively                      367,929     393,282
  Other assets                                                       23,781      44,051
                                                                    -------     -------
Total other assets                                                  448,586     494,357
                                                                    -------     -------
Total assets                                                      $ 896,578   $ 992,017
                                                                    =======     =======

                           Madison River Capital, LLC

                                (in thousands)

                                                                       December 31
                                                                    2001        2000
                                                                  ---------------------
Liabilities and member's capital
Current liabilities:
  Accounts payable                                                $   1,157   $   6,201
  Accrued expenses                                                   39,343      59,430
  Advance billings and customer deposits                              4,386       4,921
  Other current liabilities                                             734         168
  Deferred income taxes                                               1,753        -
  Current portion of long-term debt                                  20,408      15,258
                                                                    -------     -------
Total current liabilities                                            67,781      85,978
                                                                    -------     -------

Noncurrent liabilities:
  Long-term debt                                                    659,610     662,856
  Deferred income taxes                                              40,685      47,023
  Other liabilities                                                  22,284      21,309
                                                                    -------     -------
Total noncurrent liabilities                                        722,579     731,188
                                                                    -------     -------

Total liabilities                                                   790,360     817,166

Redeemable minority interest                                         46,825      45,750

Member's capital:
  Member's interest                                                 213,584     213,054
  Accumulated deficit                                              (154,221)    (79,292)
  Accumulated other comprehensive income (loss)                          30      (4,661)
                                                                    -------     -------
Total member's capital                                               59,393     129,101
                                                                    -------     -------
Total liabilities and member's capital                            $ 896,578   $ 992,017
                                                                    =======     =======



                                   See accompanying notes.

                             Madison River Capital, LLC

            Consolidated Statements of Operations and Comprehensive Loss
                                   (in thousands)

                                                                 December 31
                                                         2001        2000       1999
                                                     ---------------------------------
Operating revenues:
  Local service                                      $ 140,507   $ 125,229   $  68,813
  Long distance service                                 15,891      14,156       2,292
  Internet and enhanced data service                    10,359       6,777         998
  Transport service                                      2,880          95        -
  Miscellaneous telecommunications service
    and equipment                                       14,626      20,844       9,414
                                                       -------     -------     -------
Total operating revenues                               184,263     167,101      81,517
                                                       -------     -------     -------

Operating expenses:
  Cost of services                                      68,512      61,559      24,909
  Depreciation and amortization                         58,471      50,093      21,508
  Selling, general and administrative expenses          54,488      55,457      29,608
  Restructuring charge                                   2,779        -           -
                                                       -------     -------     -------
Total operating expenses                               184,250     167,109      76,025
                                                       -------     -------     -------

Net operating income (loss)                                 13          (8)      5,492

Interest expense                                       (64,624)    (61,267)    (22,443)
Other (expense) income, net                            (14,813)      4,899       3,386
                                                       -------     -------     -------
Loss before income tax expense and minority
  interest expense                                     (79,424)    (56,376)    (13,565)
Income tax benefit (expense)                             5,570      (2,460)     (1,625)
                                                       -------     -------     -------
Loss before minority interest expense                  (73,854)    (58,836)    (15,190)
Minority interest expense                               (1,075)       (750)       -
                                                       -------     -------     -------
Net loss                                               (74,929)    (59,586)    (15,190)

Other comprehensive income (loss)                        4,691      (4,661)       -
                                                       -------     -------     -------
Comprehensive loss                                   $ (70,238)  $ (64,247)  $ (15,190)
                                                       =======     =======     =======

                                  See accompanying notes.

                           Madison River Capital, LLC

                  Consolidated Statements of Member's Capital
                                 (in thousands)

                                                                      Accumulated
                                                                         Other
                                      Member's       Accumulated     Comprehensive
                                      Interest         Deficit       Income (Loss)       Total
                                      --------      ------------     -------------       -----
Balance at December 31, 1998         $  58,586      $   (4,516)       $    -          $  54,070
  Member's capital contribution        127,114            -                -            127,114
  Net loss                                -            (15,190)            -            (15,190)
                                       -------         -------          -------         -------
Balance at December 31, 1999           185,700         (19,706)            -            165,994
  Member's capital contribution         27,354            -                -             27,354
  Net loss                                -            (59,586)            -            (59,586)
  Other comprehensive loss                -               -              (4,661)         (4,661)
                                       -------         -------          -------         -------
Balance at December 31, 2000           213,054         (79,292)          (4,661)        129,101
  Member's capital contribution            530            -                -                530
  Net loss                                -            (74,929)            -            (74,929)
  Other comprehensive income              -               -               4,691           4,691
                                       -------         -------          -------         -------
Balance at December 31, 2001         $ 213,584      $ (154,221)       $      30       $  59,393
                                       =======         =======          =======         =======

                                  See accompanying notes.

                           Madison River Capital, LLC

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                               December 31
                                                                       2001        2000       1999
                                                                   ---------------------------------
Operating activities
Net loss                                                           $ (74,929)  $ (59,586)  $ (15,190)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation                                                      39,766      32,567      11,705
    Amortization                                                      18,705      17,526       9,804
    Gain on sale of telephone plant and equipment                     (1,210)       -           -
    Deferred long-term compensation                                    1,271       4,772       2,576
    Deferred income taxes                                             (4,585)     (4,436)        147
    Writedown of investments carried on equity method                  8,940        -           -
    Realized loss on sale of marketable equity securities              9,452       3,071        -
    Amortization of debt discount                                        158         117        -
    Minority interest expense                                          1,075         750        -
    Rural Telephone Finance Cooperative patronage capital             (1,101)     (1,185)       (342)
    Changes in operating assets and liabilities:
      Accounts receivable                                                734      (1,588)        217
      Receivables, primarily from interexchange carriers                 759      (1,565)     (1,283)
      Income tax recoverable                                             136         224          52
      Due from related party                                            -           -         (1,075)
      Inventories                                                      1,210        (326)         22
      Other current assets                                             3,183      (3,019)      3,611
      Accounts payable                                                (5,044)      1,880      (3,352)
      Accrued expenses                                               (20,099)     33,406       5,631
      Advance billings and customer deposits                            (517)        592         500
      Other current liabilities                                          (40)       (947)        (85)
                                                                     -------     -------     -------
Net cash (used in) provided by operating activities                  (22,136)     22,253      12,938
                                                                     -------     -------     -------

Investing activities
Proceeds from sale of telephone plant and equipment                   13,547        -           -
Purchases of telephone plant and equipment                           (39,936)    (89,644)    (37,756)
Acquisitions, net of cash acquired                                      -       (116,618)   (310,458)
Purchase of Rural Telephone Finance Cooperative stock, net              -         (4,252)    (31,617)
Decrease (increase) in other assets                                    4,742      (2,424)      5,249
                                                                     -------     -------     -------
Net cash used in investing activities                                (21,647)   (212,938)   (374,582)
                                                                     -------     -------     -------

Financing activities
Capital contributions from members                                       530      27,354     127,114
Proceeds from long-term debt                                          17,000     329,649     316,167
Payments on long-term debt                                           (15,254)   (186,717)     (4,822)
(Decrease) increase in other long-term liabilities                      (297)         80         560
                                                                     -------     -------     -------
Net cash provided by financing activities                              1,979     170,366     439,019
                                                                     -------     -------     -------
Net (decrease) increase in cash and cash equivalents                 (41,804)    (20,319)     77,375
Cash and cash equivalents at beginning of year                        63,410      83,729       6,354
                                                                     -------     -------     -------

Cash and cash equivalents at end of year                           $  21,606   $  63,410   $  83,729
                                                                     =======     =======     =======

Supplemental disclosures of cash flow information
Cash paid for interest                                             $  64,172   $  51,896   $  20,879
                                                                     =======     =======     =======
Cash paid for income taxes                                         $   4,055   $   2,038   $   2,085
                                                                     =======     =======     =======

                                See accompanying notes.

                           Madison River Capital, LLC

                          Notes to Financial Statements

                                December 31, 2001
           (amounts in thousands, except for operating and share data)

1. Summary of Significant Accounting Policies

Description of Business

Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC (the "Parent"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company offers integrated telecommunications services to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States which include local and long distance voice, high speed data, internet access and fiber transport. These consolidated financial statements include the financial position and results of operations of the following subsidiaries of the Company from the date of their respective acquisition or formation (see Note 12, Acquisitions):
Madison River Holdings Corp. ("MRH"), Madison River LTD Funding Corp. ("MRLTDF"), Mebtel, Inc. ("Mebtel"), Gallatin River Holdings, LLC ("GRH"), Gulf Coast Services, Inc. ("GCSI"), Coastal Communications, Inc. ("CCI"), Madison River Management Company ("MRM"), Madison River Long Distance Solutions, Inc. ("MRLDS") and Madison River Communications, LLC ("MRC").

Prior to the formation of the Company in 1999, all operations were consolidated at the parent level. Concurrent with the formation of the Company, all operations are consolidated at the Company level. The primary purpose for which the Company was organized was the acquisition, integration and operation of rural local exchange telephone companies. Since January 1998, the Company has acquired four rural incumbent local exchange carriers ("ILECs") located in North Carolina, Illinois, Alabama and Georgia. These rural ILEC operations, which comprise the Local Telecommunications Division (the "LTD"), served approximately 205,900 voice access and DSL connections as of December 31, 2001.

The Company also operates as a competitive local exchange carrier ("CLEC") in markets in North Carolina and Louisiana, as well as providing fiber transport services to other businesses, primarily in the southeastern United States. The CLEC and fiber transport operations form the Integrated Communications Division (the "ICD") and that division served approximately 17,400 voice access and DSL connections at December 31, 2001.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Minority interest expense represents periodic accretions in the carrying value of a minority interest in a subsidiary of the Company to reflect contractual call amounts if the Company elected to redeem the interest subject to the terms of a shareholders agreement.

Reclassifications

In certain instances, amounts previously reported in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 consolidated financial statement presentation. Such reclassifications had no effect on net loss or member's capital as previously reported.

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

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)


Regulatory Assets and Liabilities

The Company's rural ILECs are regulated entities and therefore are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Accordingly, the Company accounts for the economic effects of rate regulation by recording costs and a return on investment, as such amounts are recovered through rates authorized by regulatory authorities. These regulatory assets and liabilities relate primarily to fixed assets and the regulatory impact thereof.

Telephone plant and equipment used in the rural ILEC operations has been depreciated using the straight line method over lives approved by regulators. Such depreciable lives have generally exceeded the depreciable lives used by unregulated entities. In addition, certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's operations that are not subject to regulation by state and federal regulators are not accounted for under the guidelines of SFAS 71.

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

The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, and it is possible that changes in these areas or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the future. If the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required by SFAS 101 could result in a material, noncash charge against earnings.


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

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Telephone Plant and Equipment

Telephone plant and equipment is stated at cost, which includes certain labor and direct costs associated with the installation of certain assets.

Maintenance, repairs and minor renewals are expensed as incurred. Additions, renewals and betterments are capitalized to telephone plant and equipment accounts. For the regulated ILEC operations, the original cost of depreciable property retired is removed from telephone plant and equipment accounts and charged to accumulated depreciation, which is credited with the salvage value less removal cost. Under this method, no gain or loss is recognized on ordinary retirements of depreciable property. For retirements of telephone plant and equipment in the Company's unregulated operations, the original cost and accumulated depreciation are removed from the accounts and the corresponding gain or loss is included in the results of operations.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The regulated ILEC operations use straight-line rates approved by regulators. The composite annualized rate of depreciation for telephone plant and equipment in the regulated operations approximated 6.87%, 6.58% and 6.54% for 2001, 2000 and 1999, respectively. In the unregulated operations, telephone plant and equipment is depreciated over lives, determined according to the class of the asset, ranging from three years to 33 years.

Investments in Unconsolidated Companies

A subsidiary of the Company, CCI, has two investments in unconsolidated companies that are accounted for using the equity method of accounting and reflect the Company's share of income or loss of the investee, reduced by distributions received and increased by contributions made. The Company's share of losses in these unconsolidated companies was $2,366 and $1,650 for the years ended December 31, 2001 and 2000, respectively. During 2001, the Company recognized an impairment charge of $8.9 million on these investments for declines in fair value deemed to be other than temporary. These amounts are included in other (expense) income in the accompanying consolidated statements of operations and comprehensive loss.

The carrying value of these investments were $8,013 and $18,057 at December 31, 2001 and 2000, respectively. These investments are included in other assets in the accompanying consolidated balance sheets.

Revenues

Revenues are recognized when the corresponding services are provided regardless of the period in which they are billed. Recurring local service revenues are billed one month in advance, and recognition is deferred until the service has been provided. Nonrecurring revenues, such as long distance toll charges and other usage based billings, are billed in arrears and are recognized when earned.

Network access service revenues are based on universal service funding and charges to interexchange carriers for switched and special access services and are recognized in the period when earned. The Company's rural ILEC subsidiaries participate in revenue sharing arrangements, sometimes referred to as pools, with other telephone companies for interstate revenues and for certain intrastate revenues. Such sharing arrangements are funded by national universal service funding, toll revenue and/or access charges in the interstate market. Revenues earned through the sharing arrangements are initially recorded based on the Company's estimates. These estimates are then subject to adjustment in future accounting periods as refined operating results become available.
Traffic sensitive and special access revenues for interstate services are billed under tariffs approved by the appropriate regulatory authority and retained by the Company.

Revenues from billing and collection services provided to interexchange carriers, advertising sold in telephone directories and the sale and maintenance of customer premise equipment are recorded as miscellaneous revenues. These revenues are recognized when the service has been provided or over the life of the contract, as appropriate.

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Income Taxes

For federal and state income tax purposes, the Company and its wholly-owned subsidiary, MRC, are limited liability corporations and are treated as partnerships. Accordingly, income, losses and credits are passed through directly to the members of these partnerships.

MRH, a wholly-owned subsidiary of the Company, is a holding company for the Company's taxable C corporations that include, MRLTDF, Mebtel, GCSI, CCI, MRM and MRLDS. Income taxes for the C corporations are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely that the asset will be realized.

Allocation of Distributions

Distributions to its member, if any, are allocated in accordance with the terms outlined in the Company's Operating Agreement.

Goodwill

Goodwill resulting from the excess of the purchase price of the Company's acquisitions in excess of the fair value of the net assets acquired is amortized using the straight-line method over 25 years. The Company recorded amortization expense related to this goodwill of approximately $16,533, $15,930 and $8,170 for the years ended December 31, 2001, 2000 and 1999, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest impairment. If this review by management indicates that the carrying value will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization period, the Company would reduce the carrying value by the estimated shortfall of cash flows on a discounted basis. Based upon the application of this policy, no impairments were recognized during 2001, 2000 or 1999.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company expects that application of the nonamortization provisions of the statements will result in a decrease in net loss of approximately $16,500 per year. During 2002, the Company will perform the first of the required impairment tests as of January 1, 2002. The Company does not believe that the results of these tests will have a material impact on its financial position, net loss or cash flows.

Significant Concentration

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The Company provides an allowance for doubtful receivables based on an analysis of the likelihood of collection of outstanding amounts. One customer represented 14%, 14% and 15% of operating revenues for the years ended December 31, 2001, 2000 and 1999, respectively. This customer's revenues related primarily to the LTD.

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.


Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires that total comprehensive income (loss) be disclosed with equal prominence as the Company's net loss. Comprehensive income
(loss) is defined as changes in member's capital exclusive of transactions with owners such as capital contributions and distributions. For 2001 and 2000, the Company had comprehensive income (loss), net of income taxes, of $4,691 and ($4,661), respectively, from unrealized gains and losses on equity securities available for sale. The Company's comprehensive loss for 1999 is equivalent to the Company's net loss for that year.


Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolved implementation issues related to SFAS 121. The Company will adopt SFAS 144 for fiscal 2002, which may result in additional disclosures. Adoption of SFAS 144 in fiscal 2002 is not expected to have a material impact on the financial position, net loss or cash flows of the Company.


2. Rural Telephone Bank Stock

The Company's investment in Rural Telephone Bank ("RTB") stock is carried at cost and consists of 26,477 shares of $1,000 par value Class C stock and 223 shares of $1 par value Class B stock at December 31, 2001. At December 31, 2000, the Company had 25,155 shares of $1,000 par value Class C stock and 1,322,084 shares of $1 par value Class B stock. During 2001, the Company converted 1,321,861 shares of Class B stock into 1,322 shares of Class C stock. For 2001, 2000 and 1999, the Company received cash dividends from the RTB of $1,413, $1,421 and $551, respectively.

                           Madison River Capital, LLC

3. Rural Telephone Finance Cooperative Equity

The Company's investment in Rural Telephone Finance Cooperative ("RTFC") stock is carried at cost and consists of Subordinated Capital Certificates ("SCCs") acquired as a condition of obtaining long-term financing from the RTFC. The SCCs are redeemed proportionately as the principal of the long-term financing is repaid to the RTFC. The Company also receives cash dividends and patronage capital certificates from the RTFC, which the Company records at cost. For 2001, 2000 and 1999, the Company recognized patronage capital income from the RTFC of $3,671, $4,119 and $1,118, respectively.


4. Available for Sale Equity Securities

As part of the acquisition of Coastal Utilities, Inc., the Company acquired a marketable equity security investment that had been classified as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The equity securities were carried at their estimated fair value based on current market quotes with unrealized gains and losses reported, net of tax, in other comprehensive income. During January 2001, the Company sold the remaining shares of this investment for approximately $6,331 and realized a loss, net of income tax benefits, of $5,333. At December 31, 2000, the securities had a fair value of $6,915 and unrealized losses of $4,661, net of an income tax benefit of $3,497. During 2000, the Company had proceeds from sales of certain of these securities of $5,442 and realized losses of $3,071.


5. Restructuring Charge

In the fourth quarter of 2001, a subsidiary of the Company recorded a $2,779 restructuring charge associated with the subsidiary's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The amounts recorded consist primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, redundant network operations centers and future switching facilities, net of any estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities and legal related expenses.

As of December 31, 2001, the following amounts were recorded:

                                                               Fourth quarter
                                               Restructuring    charges and       Balance at
                                                  Charge         payments      December 31, 2001
                                               -------------   --------------  -----------------
    Future lease obligations                     $  2,166        $    248          $  1,918
    Fixed assets and leasehold improvements           413             413               -
    Legal related expenses                            200              -                200
                                                  -------         -------           -------
                                                 $  2,779        $    661          $  2,118
                                                  =======         =======           =======

The remaining liability as of December 31, 2001 is recorded as $1,013 in accrued expenses and $1,105 in other long-term liabilities.

                           Madison River Capital, LLC

6. Long-Term Debt and Lines of Credit

Long-term debt and lines of credit outstanding consist of the following at:

                                                                                             December 31
                                                                                          2001          2000
                                                                                       -----------------------
First mortgage notes collateralized by substantially all LTD assets:
   RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
      fixed rate of 6.5% (rate expires September 2003).                                $  12,906     $  13,654
   RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
      fixed rate of 8.15% (rate expires April 2003).                                       6,545         6,925
   RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at
      the financial institution's base rate plus 0.5% (5.5% at
      December 31, 2001).                                                                  1,043         1,085
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
      fixed rate of 6.7% (rate expires November 2004).                                   112,014       117,808
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at
      the financial institution's base rate plus 0.75% (5.75% at
      December 31, 2001).                                                                  6,031         6,246
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
      fixed rate of 8.4% (rate expires April 2003).                                       71,684        72,684
   RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at
      the financial institution's base rate plus 0.75% (5.75% at
      December 31, 2001).                                                                  3,846         3,982
   RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
      fixed rate of 8.4% (rate expires October 2004).                                    132,207       136,902
   RTFC note payable in escalating quarterly principal installments through February 2015, interest payments due quarterly at a
      fixed rate of 8.5% (rate expires April 2005).                                      106,462       108,689
   RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the financial institution's line
      of credit base rate plus 0.5% (6.45% at December 31, 2001)                          17,000        10,000
RTFC unsecured line of credit loan, maturing March 2005 with interest payments due quarterly at the financial institution's line
   of credit base rate plus 1.0% (6.95% at December 31, 2001)                             10,000          -
Mortgage note payable in monthly installments of $18 with a
   balloon payment of $2,238 in April 2006, interest at a
   fixed rate of 8%, secured by land and building                                          2,349         2,367
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
   debt discount of $2,462 and $2,621, respectively                                      197,538       197,379
Other                                                                                        393           393
                                                                                        --------      --------
                                                                                         680,018       678,114
Less current portion                                                                      20,408        15,258
                                                                                        --------      --------
                                                                                       $ 659,610     $ 662,856
                                                                                        ========      ========

                           Madison River Capital, LLC

6. Long-Term Debt and Line of Credit (continued)

Principal maturities on long-term debt at December 31, 2001 are as follows:

                                2002           $  20,408
                                2003              27,484
                                2004              29,074
                                2005              57,784
                                2006              34,840
                                Thereafter       510,428
                                                --------
                                               $ 680,018
                                                ========

On February 17, 2000, the Company completed a private debt offering of $200,000 131/4% senior notes (the "Private Placement Notes") that mature in 2010. Semiannual interest payments are due on March 1 and September 1. The net proceeds from the offering were approximately $189,711, which reflects a bond discount of $2,738 and issuance costs of $7,551. The funds were used (i) to repay $160,000 of RTFC indebtedness, which was comprised of $177,778 of principal less $17,778 in proceeds from the redemption of the Company's investment in RTFC SCC's applied towards the repayment of the debt, (ii) to finance a portion of the Coastal Utilities acquisition and (iii) for general corporate and working capital purposes.

On May 11, 2000, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission in order to issue publicly registered notes (the "Exchange Notes") in exchange for the Private Placement Notes. The registration statement became effective on June 27, 2000. The terms of the Exchange Notes were substantially identical to the terms of the Private Placement Notes except that the transfer restrictions, registration rights and liquidated damage provisions relating to the Private Placement Notes did not apply to the Exchange Notes. The exchange offer expired on July 28, 2000. The entire $200,000 in Private Placement Notes was tendered and exchanged for the Exchange Notes.

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. In addition, the Company is restricted in its ability to incur additional indebtedness, to pay dividends, to redeem or repurchase equity interests, to make various investments or other restricted payments, to create certain liens or use assets as security in other transactions, to sell certain assets or utilize certain asset sale proceeds, to merge or consolidate with or into other companies or to enter into transactions with affiliates. At December 31, 2001, the Company was in compliance with the terms of the senior notes indenture.

On December 29, 2000, a subsidiary of the Company, MRLTDF, entered into a definitive agreement with the RTFC to consolidate the five existing loan agreements with the RTFC at the various operating companies into one new loan agreement. The five existing loan agreements were part of the acquisition financing used by the Company to purchase its four ILECs. As required by the terms of the new agreement, MRLTDF borrowed an additional $11,313 from the RTFC to finance the purchase of an equivalent amount of SCC's. Principal repayment terms and security provisions under the new agreement were similar to those that existed under the separate agreements. In addition, the new agreement consolidated the four separate secured lines of credit that totaled $31,000 into a new secured $31,000 facility with no annual pay-down provisions. The transaction received all necessary regulatory approvals during the first quarter of 2001.

The loan facilities are secured by a first mortgage lien on substantially all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the facilities.

                           Madison River Capital, LLC

6. Long-Term Debt and Line of Credit (continued)

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is also restricted from declaring or paying dividends to MRH, its parent, under specified circumstances, limited in its ability to make intercompany loans or enter into other affiliated transactions, and restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. At December 31, 2001, the Company was in compliance with its covenants.

The $31,000 secured revolving line of credit expires in March 2005. Interest is payable quarterly at the RTFC's base rate plus 0.5% per annum. At December 31, 2001, the Company had drawn down $17,000 under this line of credit. In addition, the Company has a $10,000 unsecured revolving line of credit from the RTFC that also expires in March 2005. Interest is payable quarterly at the lender's base rate plus 1.0% per annum. At December 31, 2001, the Company had borrowed the entire $10,000 available under this line of credit.

The Company also has available a $7,778 term loan facility with the RTFC. Interest on this facility is payable at the lender's base rate plus .35% per annum. The Company had no borrowings under this facility at December 31, 2001 and 2000.


7. Leases

The Company leases various facilities used primarily for offices and networking equipment under noncancelable operating lease agreements that expire at various dates through 2015. The leases contain certain provisions for renewal of the agreements, base rent escalation clauses and additional rentals. Future minimum lease payments for years subsequent to December 31, 2001 are as follows:

                                2002           $   2,899
                                2003               2,753
                                2004               2,700
                                2005               2,323
                                2006                 681
                                Thereafter         2,476
                                                --------
                                               $  13,832
                                                ========

Total rent expense was approximately $2,895, $1,434 and $319 for the years ended December 31, 2001, 2000 and 1999, respectively.


8. Income Taxes

Income taxes for the Company's corporate subsidiaries, MRH, MRLTDF, Mebtel, GCSI, CCI, MRM and MRLDS are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Mebtel's, GCSI's, CCI's, MRM's and MRLDS's financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities.

In accordance with the terms of a tax sharing agreement, MRH files a consolidated federal income tax return which includes MRH, MRLTDF, Mebtel, GCSI, MRM and MRLDS. CCI files its own federal income tax return. Each entity files state income tax returns according to the tax requirement for its respective state.

                           Madison River Capital, LLC

8. Income Taxes (continued)

Components of income tax (benefit) expense for the years ended December 31 are as follows:

                                             2001        2000         1999
                                          ----------------------------------
    Current:
      Federal                             $  3,129    $ (5,826)    $   (965)
      State                                 (1,356)       (780)        (242)
    Deferred:
      Federal                                3,362       3,838         (255)
      State                                    352         598          108
                                           -------     -------      -------
    Subtotal                                 5,487      (2,170)      (1,354)
    Investment tax credits, net                 19          18           18
    Change in valuation allowance               64        (308)        (289)
                                           -------     -------      -------
    Total income tax expense              $  5,570    $ (2,460)    $ (1,625)
                                           =======     =======      =======

The net income (loss) before taxes of the corporate subsidiaries for the years ended December 31, 2001, 2000 and 1999 was approximately $(31,603), $(6,219) and $979, respectively. Differences between reported tax (benefit) expense computed by applying the statutory federal income tax rate to income (loss) before income taxes and reported tax (benefit) expense for the years ended December 31 are as follows:

                                                   2001       2000       1999
                                                -------------------------------
    Amount computed at statutory rate           $ 10,745   $  2,114    $  (333)
    Non-deductible goodwill amortization          (3,761)    (3,455)      (856)
    Increase in tax valuation allowance               64       (308)      (289)
    State income taxes, net of federal benefit    (1,004)      (182)      (134)
    Amortization of investment tax credits            19         18         18
    Other, net                                      (493)      (647)       (31)
                                                 -------    -------     ------
    Total income tax (benefit) expense          $  5,570   $ (2,460)   $(1,625)
                                                 =======    =======     ======

The Company had a federal net operating loss carryforward of approximately $5,076 at December 31, 2001, which will begin to expire in 2018. At December 31, 2001, GCSI and its wholly-owned subsidiary, Gulf Long Distance, had state net operating loss carry forwards of approximately $13,006 and $7,510, respectively, which expire through 2013 and beginning in 2005 through 2019, respectively.

                           Madison River Capital, LLC

8. Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities of at December 31 are as follows:

                                                          2001           2000
                                                       ------------------------
    Deferred tax assets:
      Accrued employee benefits                        $   3,443      $   4,273
      Deferred compensation                                4,257          3,992
      Net operating loss carryforwards                     2,546          2,712
      Other deferred assets                                3,056          2,494
                                                         -------        -------
      Total deferred tax assets                           13,302         13,471
      Valuation allowance for deferred tax assets         (1,062)        (1,126)
                                                         -------        -------
      Net deferred tax assets                             12,240         12,345

    Deferred tax liabilities:
      Book basis of property, plant and equipment
        in excess of tax basis                           (42,008)       (40,007)
      Basis difference in investment                      (3,568)        (9,433)
      Other deferred liabilities                          (9,102)        (8,418)
                                                         -------        -------
    Total deferred tax liabilities                       (54,678)       (57,858)
                                                         -------        -------
    Net deferred tax liabilities                       $ (42,438)     $ (45,513)
                                                         =======        =======

9. Benefit Plans

Pension Plans

The Company adopted the Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information.

The Company adopted a noncontributory defined benefit pension plan, which was transferred to the Company from its wholly-owned subsidiary, Mebtel, in May 1998, that covers all full-time employees, except employees of GCSI and CCI, who have met certain age and service requirements. The plan provides benefits based on participants' final average compensation and years of service. The Company's policy is to fund the maximum contribution allowable by the Internal Revenue Code and comply with the funding requirements of the Employee Retirement Income Security Act of 1974. During 1998, the plan reflected the impact of a reduction in the number of Mebtel employees covered by the plan that significantly reduced the minimum pension liability.

                           Madison River Capital, LLC

9. Benefit Plans (continued)

The following table sets forth the funded status of the Company's pension plan and amounts recognized in the Company's financial statements at December 31, 2001 and 2000:

                                                            2001         2000
                                                        -----------------------
    Projected benefit obligation at beginning of year   $  (2,619)   $  (1,690)
      Service cost                                           (783)        (579)
      Interest cost                                          (215)        (143)
      Actuarial loss                                         (244)        (212)
      Gross benefits paid                                      10            5
                                                           ------       ------
    Projected benefit obligation at end of year            (3,851)      (2,619)
                                                           ------       ------

    Fair value of plan assets at beginning of year          2,517        2,036
      Actual return on plan assets, net                       (27)          76
      Contributions                                           296          410
      Distributions                                           (11)          (5)
                                                           ------       ------
    Fair value of plan assets at end of year                2,775        2,517
                                                           ------       ------

    Funded status of the plan                              (1,076)        (102)
      Unrecognized prior service costs                         18           23
      Unrecognized net obligation                              14           15
      Unrecognized net actuarial (loss) gain                  294         (246)
                                                           ------       ------
    Net pension liability                                $   (750)  $     (310)
                                                           ======       ======

Weighted-average assumptions used for the plan are as follows:

                                                              December 31
                                                        2001     2000     1999
                                                        -----------------------
    Plan discount rates                                 7.50%    7.50%    7.50%
    Rates of increase in future compensation levels     3.00%    3.00%    3.00%
    Expected long-term rates of return on assets        8.00%    8.00%    8.00%

The following table sets forth the net periodic pension cost for the plan:

                                                    December 31
                                            2001       2000       1999
                                           ----------------------------
    Service cost                           $  783     $  579     $  418
    Interest cost                             215        143         90
    Estimated return on plan assets          (269)      (163)      (162)
    Net amortization and deferral               7         (2)       (26)
                                            -----      -----      -----
    Net periodic pension cost              $  736     $  557     $  320
                                            =====      =====      =====

                           Madison River Capital, LLC

9. Benefit Plans (continued)

The Company also has a non-contributory defined benefit pension plan that covers employees who have met certain age and service requirements at its wholly-owned subsidiary, CCI, acquired March 30, 2000. The plan provides benefits based on participants' final average compensation and years of service. The Company's policy is to fund the maximum contribution allowable by the Internal Revenue Code and comply with the funding requirements of the Employee Retirement Income Security Act of 1974.

The following table sets forth the funded status of CCI's pension plan and amounts recognized in the Company's financial statements related to this plan at December 31, 2001 and 2000:

                                                            2001         2000
                                                        -----------------------
  Projected benefit obligation at beginning of period   $  (9,985)   $ (10,357)
    Service cost                                             (318)        (297)
    Interest cost                                            (596)        (584)
    Actuarial gain                                         (1,055)        (418)
    Amendments                                              3,390         -
    Gross benefits paid                                        12        1,670
                                                          -------      -------
  Net benefit obligation at end of year                    (8,552)      (9,986)
                                                          -------      -------

  Fair value of plan assets at beginning of period          6,220        7,567
    Actual return on plan assets, net                        (827)         323
    Contributions                                             731         -
    Distributions                                             (12)      (1,670)
                                                          -------      -------
  Fair value of plan assets at end of year                  6,112        6,220
                                                          -------      -------

  Funded status of plan                                    (2,441)      (3,766)
    Unrecognized prior service costs                       (3,110)        -
    Unrecognized net obligation                              -            -
    Unrecognized net actuarial gain                         2,512          138
                                                          -------      -------
  Net pension liability                                 $  (3,039)   $  (3,628)
                                                          =======      =======

Weighted-average assumptions used at December 31, 2001 and 2000 are as follows:

                                                         December 31
                                                        2001     2000
                                                      -----------------
    Plan discount rates                                 7.50%    7.75%
    Rates of increase in future compensation levels     3.00%    3.00%
    Expected long-term rates of return on assets        8.00%    8.00%

The following table sets forth the net periodic pension cost for the plan for the year ended December 31, 2001 and for the period from March 30, 2000, the date of acquisition, to December 31, 2000:

                                                         December 31
                                                        2001     2000
                                                      -----------------
    Service cost                                        $  318   $  297
    Interest cost                                          596      584
    Estimated return on plan assets                       (513)    (323)
    Net amortization and deferral                         (259)     314
                                                         -----    -----
    Net periodic pension cost                           $  142   $  872
                                                         =====    =====

                           Madison River Capital, LLC

9. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions

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

The following table sets forth the funded status of GCSI's plan and amounts recognized in GCSI's financial statements at December 31, 2001 and 2000.

                                                                    2001         2000
                                                                -----------------------
  Accumulated plan benefit obligation at beginning of period    $  (3,992)   $  (5,470)
    Service cost                                                      (49)        (289)
    Interest cost                                                    (102)        (430)
    Plan participants' contributions                                  (15)         (17)
    Amendments                                                      2,492          -
    Curtailment                                                       -          1,484
    Actuarial gain                                                    -            502
    Benefits paid                                                     115          228
                                                                   ------       ------
  Accumulated plan benefit obligation at end of period             (1,551)      (3,992)
                                                                   ------       ------

  Fair value of plan assets at beginning of period                    -            -
    Employer contribution                                             100          211
    Plan participants' contributions                                   15           17
    Benefits paid                                                    (115)        (228)
                                                                   ------       ------
  Fair value of plan assets at end of period                          -            -
                                                                   ------       ------

  Funded status of plan                                            (1,551)      (3,992)
    Unrecognized prior service costs                               (2,326)         -
    Unrecognized net gain                                          (1,017)      (1,073)
                                                                   ------       ------
  Accrued postretirement benefit cost                           $  (4,894)   $  (5,065)
                                                                   ======       ======

                           Madison River Capital, LLC

9. Benefit Plans (continued)

                                                           2001        2000       1999
                                                          ----------------------------
  Components of net periodic postretirement benefit cost:
    Service cost                                          $  49      $   289      $  77
    Interest cost                                           102          430        114
    Actuarial gain                                          (56)          (2)        -
                                                           ----       ------       ----
  Net periodic postretirement benefit cost                   95          717        191
    Prior service costs                                    (166)          -          -
    Curtailment                                              -        (1,484)        -
                                                           ----       ------       ----
  Total postretirement benefit cost accrual               $ (71)     $  (767)     $ 191
                                                           ====       ======       ====

  Weighted-average assumptions:
    Discount rate                                          7.00%        7.50%      8.00%
    Initial medical trend rate                             9.00%        9.00%      9.00%
    Initial dental and vision trend rate                   8.00%        8.00%      8.00%
    Ultimate trend rate                                    5.00%        5.00%      5.00%
    Years to ultimate trend rate                            8            8          8

Other information:

  One percent increase in trend rates:
    Effect on service and interest cost                  $  170      $   183     $   46
    Effect on accumulated plan benefit obligation         1,661          732      1,033
  One percent decrease in trend rates:
    Effect on service and interest cost                    (135)        (138)       (35)
    Effect on accumulated plan benefit obligation        (1,361)        (567)      (806)

401(k) Savings Plans

The Company sponsors a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria, except for employees of GCSI. Employees may elect to contribute up to 15% of their compensation to the plan. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. The Company made matching contributions of approximately $859 in 2001, $811 in 2000 and $480 in 1999. In addition, in 2000, the
Company also made a discretionary contribution of $200.

GCSI sponsors a 401(k) savings plan for all of its employees who meet certain age and employment criteria. Employees may elect to contribute up to 8% of their compensation to the plan. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. The Company made matching contributions of approximately $243 in 2001, $246 in 2000 and $242 in the period from September 29, 1999, the date of acquisition, to December 31, 1999.


GCSI Employee Stock Ownership Plan

A GCSI subsidiary sponsors a non-contributory employee stock ownership plan ("ESOP") which covered certain employees who had completed one year of service and attained the age of nineteen. Additionally, all participants in a former profit sharing plan became eligible for the ESOP effective with the formation of the ESOP.

                           Madison River Capital, LLC

9. Benefit Plans (continued)

Prior to September 1999, the ESOP operated as a leveraged ESOP. On September 29, 1999, GCSI merged with the Company. As part of the acquisition, all shares held by the ESOP were acquired subject to an escrow holdback for contingent liabilities and unpaid obligations and the outstanding loan of the ESOP was retired. The Company adopted a resolution to terminate the ESOP effective December 31, 1999 subject to final resolution of certain matters relating to the ESOP and a receipt of a favorable letter of determination from the Internal Revenue Service regarding the termination of the ESOP. Accordingly, all accruals of benefits under the plan were suspended as of that date, and no further contributions were required to be made by GCSI. At December 31, 2001, the ESOP continued to operate pending final resolution of those matters as more fully discussed in Note 14 below. Upon final resolution, all remaining assets will be distributed to plan participants and the ESOP will be terminated.

In November 1999 and June 2000, GCSI distributed approximately 20% and 60% of accumulated benefits under the ESOP as of December 31, 1998. In addition to the remaining cash, the ESOP continues to hold a 48.2% interest in the escrow holdback.


10. Long-Term Incentive Plan

In 1998, the Company adopted a long-term incentive plan arrangement that provides for annual incentive awards for certain employees as approved by the Board of Directors. Under the terms of the plan, awards are earned over the succeeding 12 months after the award eligibility is determined.

Incentive awards vest automatically at the time of a qualified event as defined under the plan. Vested awards are payable under certain circumstances as defined under the long-term incentive plan arrangement. The Company recognized compensation expense of $1,271, $4,772 and $2,576 in the years ended December 31, 2001, 2000 and 1999, respectively, related to the long-term incentive awards.


11. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

   Cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued expenses and other current liabilities - the carrying value approximates fair value due to the short maturity of these instruments.

   Long-term debt and lines of credit - the fair value and carrying value of long-term debt and lines of credit at December 31, 2001 were $621,758 and $680,018, respectively, and at December 31, 2000 were $620,735 and $678,114, respectively. The fair value of the Company's $200,000 senior notes is based on the quoted value at the close of business on December 31. The fair value of the secured long-term debt is estimated by discounting the scheduled payment streams to their present value based on current rates for similar instruments of comparable maturities.


12. Acquisitions

In March 2000, CCI, a subsidiary of the Company, acquired Coastal Utilities, Inc. and its subsidiary, a Georgia local exchange company serving approximately 41,000 access lines, for cash consideration of $130,000 and Series A and Series B non-voting common stock of CCI with a face value of $10,000 and $5,000, respectively.

                           Madison River Capital, LLC

12. Acquisitions (continued)

These transactions were accounted for using the purchase method of accounting with results of operations of the acquired companies included in the Company's operations from the effective dates of acquisition. The Company records acquired assets and liabilities at their estimated fair value. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill.

The following reflects the allocation of the net purchase price for the Coastal acquisition:

           Current assets                                $  16,672
           Telephone plant and equipment                    46,222
           Excess cost over the fair value of the net
             assets acquired (goodwill)                     81,323
           Other assets                                     50,545
           Current liabilities                              (6,023)
           Other liabilities                               (13,739)
           Redeemable minority interest                    (45,000)
                                                          --------
           Net cash paid                                $  130,000
                                                          ========

The minority interest portion of the consideration consisted of Series A and Series B non-voting common stock of CCI that was issued to the sellers of the Coastal Utilities stock. The Series A and Series B stock have put and call features exercisable by the holders and CCI, subject to the terms and conditions of a shareholders agreement. The Series A stock, with a face value of $10,000, can be put to CCI at any time after March 30, 2005 for $17,700. CCI has the right to call the Series A stock during the intervening period at specific amounts as defined in the shareholders agreement. The Series A stock was initially recorded at $10,000, which approximated its fair value. Periodic accretions in the carrying value are being made to reflect the contractual call amounts and are being charged to minority interest expense in the Consolidated Statements of Operations and Comprehensive Loss. The Series B stock, with a face value of $5,000, can be put to CCI before March 31, 2002 upon the occurrence of an eligible risk changing event as defined in the shareholders agreement or after March 30, 2004. CCI has the right to call the Series B stock in the intervening period at predetermined amounts that increase at certain dates. The Series B stock was initially recorded at $35,000, which was the initial put value and approximated its fair value. The carrying value will be adjusted, with a corresponding charge to minority interest expense, to correspond to the maximum amount of cash that CCI would be required to pay to redeem the Series B stock.

The following unaudited consolidated results of operations are prepared on a pro forma basis and presented as if the acquisition of Coastal Utilities, Inc. occurred as of the beginning of the respective period:

                                                      Year ended
                                        December 31, 2000   December 31, 1999
                                        -----------------   -----------------
        Total operating revenues            $ 178,754           $ 166,852
        Net loss                            $ (61,840)          $ (46,863)

This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have actually been obtained had Coastal Utilities been acquired as of the above dates, nor are such amounts indicative of future operating results.

                           Madison River Capital, LLC

13. Segment Information

The Company is a provider of integrated communications services and solutions. In accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are classified into two reportable business segments, the LTD and the ICD. Though both segments provide telecommunication services, each segment is managed by distinct management teams, each is subject to different levels of regulation and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. All operations and assets are based in the United States. The following summarizes the revenues and net operating income (loss) for each segment for the years ended December 31, 2001, 2000 and 1999:

                                                        December 31
                                            2001            2000         1999
                                        ---------------------------------------
    Total revenues
      LTD                               $  171,328      $  161,741     $ 81,161
      ICD                                   15,496           6,698          460
                                          --------        --------      -------
                                           186,824         168,439       81,621
    Less intersegment revenues              (2,561)         (1,338)        (104)
                                          --------        --------      -------
      Total reported revenues           $  184,263      $  167,101     $ 81,517
                                          ========        ========      =======

    Net operating income (loss)
      LTD                               $   37,886      $   26,234     $ 11,616
      ICD                                  (37,873)        (26,242)      (6,124)
                                          --------        --------      -------
      Total reported operating
        income (loss)                   $       13      $       (8)    $  5,492
                                          ========        ========      =======

As of December 31, 2001 and 2000, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                                    December 31
                                               2001            2000
                                          ----------------------------
      Total assets:
        LTD                               $    819,584    $    918,085
        ICD                                    506,239         518,728
                                           -----------     -----------
                                             1,325,823       1,436,813
      Less intersegment assets                (429,245)       (444,796)
                                           -----------     -----------
        Total reported assets             $    896,578    $    992,017
                                           ===========     ===========

                           Madison River Capital, LLC

14. Commitments and Contingencies

Under the terms of Madison River Telephone Company's Operating Agreement, at any time on or after January 2, 2006, certain members may require MRTC to purchase all of their redeemable member units in an amount equal to the fair market value of such units. Such an event could result in Madison River Capital and its subsidiaries being required to fund this obligation of the parent company, MRTC.

The Company has a resale agreement with a vendor to provide long distance transmission services. Under the terms of the agreement, the Company must utilize certain contracted minimum volume commitments.

As part of the consideration paid in the acquisition of Coastal Utilities, the Company issued to the former shareholders of Coastal Utilities, Series A non-Voting common stock and Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock have put and call features that are defined pursuant to the terms of a shareholders agreement and are exercisable by the holders and CCI. Based on the put features of the shareholders agreement, the holders of Series A stock may put their shares to CCI in March 2005, and CCI will have until December 2005 to purchase them for $17.7 million. CCI has the right to call the Series A stock at any time in the intervening period at specified amounts as defined in the shareholders agreement. The holders of the Series B stock have the right prior to March 30, 2002 to put their shares to CCI for $35.0 million upon the occurrence of certain events, as defined in the shareholders agreement, or for $60.0 million at anytime after March 2004. CCI has the right to call the Series B stock for amounts that escalate with the passage of time. If the Series B Shareholders' exercise of their put option, as described below, is deemed to be a valid exercise, then CCI would be required to redeem the shares for $35.0 million no later than April 2002.

In February 2001, the holders of the Series B stock notified the Company of their exercise of the put option. The Company is currently in negotiations with the Series B shareholders regarding their exercise of the put option. Although the Company anticipates that a mutually acceptable agreement will be entered into with the shareholders in April 2002, there is no assurance that the Company will be able to enter into such an agreement. The failure to enter into a mutually acceptable agreement could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

GCSI's ESOP is also the subject of an application before the Internal Revenue Service ("IRS") for a compliance statement under the Voluntary Compliance Resolution Program. The application was filed with the IRS on May 17, 2000. According to the application, GCSI made large contributions to the ESOP and to its 401(k) plan during 1997 and 1998, which caused the two plans to allocate amounts to certain employees in excess of the limits set forth in Section 415 of the Internal Revenue Code ("Code"). The administrative committees for both plans sought to comply with the requirements of Code Section 415 by reducing employees' allocations under the ESOP before any reductions of allocations under the 401(k) plan. Although this approach is consistent with Treasury Regulations under Code Section 415, it may not have been consistent with the terms of the plan documents. The application requests a compliance statement to the effect that any failure to comply with the terms of the plans will not adversely affect the plans' tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement.

                           Madison River Capital, LLC

14. Commitments and Contingencies, Continued

The Company estimates that the contribution to the ESOP required by the corrective allocation described above will be approximately $3.3 million. In the application, GCSI requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account has an approximate value of $1.6 million and the ESOP Loan Suspense Account has a value in excess of the $1.7 million needed for the full correction. However, based on discussions with the IRS and upon the recommendation of its advisors, during the second quarter of 2001, the Company withdrew its proposal to use the assets in the ESOP Loan Suspense Account as a source of funds to satisfy the obligation. Shortly thereafter, the IRS issued to the Company a Section 415 Compliance Statement and provided the Company with 150 days to institute the corrective actions. During the course of making these corrections, additional administrative errors in the operation of the ESOP were found that directly affected the accuracy of the corrective allocations. Therefore, the Company intends to file a new application in 2002 with the IRS for a compliance statement under the Voluntary Compliance Resolution Program to address these new errors and the necessary corrective allocations. The final outcome and timing of this process is not readily known and any additional costs related to this new filing are not estimable at this time. The Company will pursue other options currently available to it to obtain reimbursement of any funds that may be required to be contributed to the ESOP to comply with the Code, which may include seeking reimbursement from an escrow account established in connection with the sale of Gulf Coast Services by the sellers of Gulf Coast Services stock. There is no assurance that the Company will be able to obtain any reimbursement from another source and, therefore, may be required to contribute to the ESOP the funds needed to make up any shortfall, which currently approximates $1.7 million. The Company does not believe that this action will have a material adverse effect on its financial condition or results of operations.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company does not believe the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

                           Madison River Capital, LLC

                 Schedule II - Valuation and Qualifying Accounts
                   Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

Allowance for uncollectible accounts:
                                                         Additions
                                               -----------------------------
                                               Additions
                                Balance at     Charged to     Additions           Deductions     Balance at
                                Beginning      Costs and        Due to               from           End
                                of Period      Expenses      Acquisitions (a)      Reserves      of Period
                                ---------      ----------    ----------------     ----------     ---------
Year ended December 31, 2001:
  Allowance for uncollectible
    accounts                    $  1,150       $  4,922      $     -              $  (4,257)     $  1,815
                                 =======        =======       ========             ========       =======
Year ended December 31, 2000:
  Allowance for uncollectible
    accounts                    $  1,087       $  1,471      $     583            $  (1,991)     $  1,150
                                 =======        =======       ========             ========       =======
Year ended December 31, 1999:
  Allowance for uncollectible
    accounts                   $     335       $  1,585      $     261            $  (1,094)     $  1,087
                                ========        =======       ========             ========       =======

(a) This column represents additions due to the acquisitions of Gulf Coast Services and Coastal Communications.


Allowance for uncollectible accounts, primarily from interexchange carriers:

                                                         Additions
                                               -----------------------------
                                               Additions
                                Balance at     Charged to     Additions           Deductions     Balance at
                                Beginning      Costs and        Due to               from           End
                                of Period      Expenses      Acquisitions          Reserves      of Period
                                ---------      ----------    ----------------     ----------     ---------
Year ended December 31, 2001:
  Allowance for uncollectible
    accounts                    $   531        $  -          $     -              $  (420)       $  111
                                  =====         =====          ========             =====          ====
Year ended December 31, 2000:
  Allowance for uncollectible
    accounts                    $   -          $  531        $     -              $   -          $  531
                                  =====         =====          ========             =====          ====
Year ended December 31, 1999:
  Allowance for uncollectible
    accounts                    $   -          $  -          $     -              $   -          $  -
                                  =====         =====          ========             =====          ====

                           Madison River Capital, LLC

                 Schedule II - Valuation and Qualifying Accounts
                   Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)


Valuation allowance for deferred income tax assets:

                                                         Additions
                                               -----------------------------
                                               Additions
                                Balance at     Charged to     Additions           Deductions     Balance at
                                Beginning      Costs and        Due to               from           End
                                of Period      Expenses      Acquisitions (a)      Reserves      of Period
                                ---------      ----------    ----------------     ----------     ---------

Year ended December 31, 2001:
  Valuation allowance for
    deferred income tax asset   $  1,126       $   -         $   -                $    (64)      $  1,062
                                 =======        ======        ========             =======        =======
Year ended December 31, 2000:
  Valuation allowance for
    deferred income tax assets  $    818       $   308       $   -                $     -        $  1,126
                                 =======        ======        ========             =======        =======
Year ended December 31, 1999:
  Valuation allowance for
    deferred income tax assets  $    -         $   289       $   529              $     -        $    818
                                 =======        ======        ========              ======        =======

(a) This column represents additions due to the acquisition of Gulf Coast Services.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         Description of Exhibits
-------                        -----------------------
3.1*       Certificate of Formation of Madison River Capital, LLC
3.2*       Limited Liability Company Agreement of Madison River Capital, LLC
3.3*       Certificate of Incorporation of Madison River Finance Corp.
3.4*       By-Laws of Madison River Finance Corp.
4.1*       Form of the Series B 131/4% Senior Notes due 2010
4.2* Purchase Agreement, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Chase Securities Inc. and Morgan Stanley & Co. Incorporated
4.3* Indenture, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Norwest Bank Minnesota, National Association
4.4* Exchange and Registration Rights Agreement, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Chase Securities Inc. and Morgan Stanley & Co. Incorporated
10.1* Contribution and Stock Purchase Agreement, dated November 23, 1999, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
10.1.1* First Amendment to Contribution and Stock Purchase Agreement, dated March 20, 2000, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
10.1.2* Second Amendment to Contribution and Stock Purchase Agreement, dated March 29, 2000, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
10.1.3* Shareholders Agreement, dated March 30, 2000, by and among Coastal Communications, Inc. and Daniel M. Bryant, G. Allan Bryant, The Michael E. Bryant Life Trust and Madison River Capital, LLC
10.2* Agreement and Plan of Merger, dated May 9, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
10.2.1* First Amendment to Agreement and Plan of Merger, dated July 2, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
10.2.2* Second Amendment to Agreement and Plan of Merger, dated August 24, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
10.2.3* Third Amendment to Agreement and Plan of Merger, dated September 28, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
10.3* Asset Purchase Agreement, dated April 21, 1998, among Madison River Telephone Company, LLC, Gallatin River Communications L.L.C., Central Telephone Company of Illinois and Centel Corporation
10.3.1* Amendment No. 1 to Asset Purchase Agreement, dated September 22, 1998, by and between Gallatin River Communications, LLC, Madison River Telephone Company, LLC, Central Telephone Company of Illinois and Centel Corporation
10.3.2* Amendment No. 2 to Asset Purchase Agreement, dated October 29, 1998, by and between Gallatin River Communications, LLC, Madison River Telephone Company, LLC, Central Telephone Company of Illinois and Centel Corporation
10.4* Stock Purchase Agreement, dated September 12, 1997, by and among Madison River Telephone Company, LLC and Mebcom Communications, Inc. and its stockholders

EXHIBIT
NUMBER                         Description of Exhibits
-------                        -----------------------

10.5*      Employment Agreement, dated April 17, 1996, between Madison River
           Telephone Company, LLC and J. Stephen Vanderwoude   **
10.5.1* First Amendment to Employment Agreement, dated October 8, 1996, between Madison River Telephone Company, LLC and J. Stephen
           Vanderwoude   **
10.5.2* Second Amendment to Employment Agreement, dated January 24, 1997, between Madison River Telephone Company, LLC and J. Stephen
           Vanderwoude   **
10.5.3* Third Amendment to Employment Agreement, dated October 16, 1997, between Madison River Telephone Company, LLC and J. Stephen
           Vanderwoude   **
10.5.4* Fourth Amendment to Employment Agreement, dated September 15, 1999, between Madison River Telephone Company, LLC and J. Stephen
           Vanderwoude   **
10.6*      Employment Agreement, dated April 17, 1996, between Madison River
           Telephone Company, LLC and James D. Ogg   **
10.6.1*    First Amendment to Employment Agreement, dated October 8, 1996,
           between Madison River Telephone Company, LLC and James D. Ogg   **
10.6.2*    Second Amendment to Employment Agreement, dated January 24, 1997,
           between Madison River Telephone Company, LLC and James D. Ogg   **
10.6.3*    Third Amendment to Employment Agreement, dated October 16, 1997,
           between Madison River Telephone Company, LLC and James D. Ogg   **
10.6.4*    Fourth Amendment to Employment Agreement, dated September 15, 1999,
           between Madison River Telephone Company, LLC and James D. Ogg   **
10.7*      Employment Agreement, dated August 1, 1996, between Madison River
           Telephone Company, LLC and Donald K. Roberton   **
10.7.1* First Amendment to Employment Agreement, dated January 24, 1997, between Madison River Telephone Company, LLC and Donald K. Roberton**
10.7.2* Second Amendment to Employment Agreement, dated October 16, 1997, between Madison River Telephone Company, LLC and Donald K. Roberton**
10.7.3* Third Amendment to Employment Agreement, dated September 15, 1999, between Madison River Telephone Company, LLC and Donald K. Roberton**
10.8*      Employment Agreement, dated June 4, 1996, between Madison River
           Telephone Company, LLC and Paul H. Sunu   **
10.8.1*    First Amendment to Employment Agreement, dated October 8, 1996,
           between Madison River Telephone Company, LLC and Paul H. Sunu   **
10.8.2*    Second Amendment to Employment Agreement, dated January 24, 1997,
           between Madison River Telephone Company, LLC and Paul H. Sunu   **
10.8.3*    Third Amendment to Employment Agreement, dated October 16, 1997,
           between Madison River Telephone Company, LLC and Paul H. Sunu   **
10.8.4*    Fourth Amendment to Employment Agreement, dated September 15, 1999,
           between Madison River Telephone Company, LLC and Paul H. Sunu   **
10.9*      Employment Agreement, dated September 28, 1999, between Madison River
           Telephone Company, LLC and Bruce J. Becker   **
10.10* Terms of the Madison River Telephone Company, LLC Long Term Incentive Plan effective November 1, 1998

EXHIBIT
NUMBER                         Description of Exhibits
-------                        -----------------------

10.11* Loan Agreement and Promissory Notes, dated as of September 29, 1999, between Gulf Telephone Company and the Rural Telephone Finance Cooperative (the "RTFC")
10.12* Secured Revolving Line of Credit Agreement, dated as of September 29, 1999, between Gulf Telephone Company and the RTFC
10.13* Loan Agreement, dated as of January 16, 1998, between Mebtel, Inc. and the RTFC
10.14* Secured Revolving Line of Credit Agreement, dated as of January 16, 1998, between Mebtel, Inc. and the RTFC
10.15* Loan Agreement, dated as of October 30, 1998, between Gallatin River Communications, LLC and the RTFC
10.16* Loan Agreement, dated as of October 30, 1998, between Madison River Communications, Inc. and the RTFC
10.17* Secured Revolving Line of Credit Agreement, dated as of October 30, 1998, between Gallatin River Communications, LLC and the RTFC
10.18* Loan Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.19* Secured Revolving Line of Credit Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.20* Unsecured Revolving Line of Credit Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.21*** Interconnection Agreement, dated December 18, 1998, between BellSouth Telecommunications Inc. and Mebtel Integrated Communications Solutions, LLC
10.22*** Interconnection, Resale and Unbundling Agreement, dated as of October 13, 1999, between GTE North Incorporated, GTE South Incorporated and Mebtel Integration Communication Solutions, Inc.
10.23*** Interconnection Agreement, dated as of August 31, 1999, by and between Ameritech Information Industry Services and Mebtel Integrated Communications Solutions, LLC
10.24*** Interconnection, Resale and Unbundling Agreement, dated as of September 27, 1999 between GTE South Incorporated and Mebtel Integration Communication Solutions, Inc.
10.25++ Interconnection Agreement-Texas, dated July 27, 2000, between Southwestern Bell Telephone Company and Madison River Communications LLC
10.26+++ Loan Agreement and Secured Promissory Notes, dated as of December 29, 2000, by and between Madison River LTD Funding Corp. and the RTFC
10.27+++ Secured Revolving Line of Credit Agreement, dated as of December 29, 2000, by and between Madison River LTD Funding Corp. and the RTFC
21.1       Subsidiaries of the Registrant

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

+++ Incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.