Form 10-Q
period 2002-03-31
MADISON RIVER CAPITAL LLC
filed 2002-05-15
CIK 1111590

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________


                            ----------------------


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

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q


Part I - Financial Information                                        Page
                                                                      ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - March 31, 2002
          (Unaudited) and December 31, 2001                             1
          Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) - Three Months Ended March
          31, 2002 and 2001                                             2
          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 31, 2002 and 2001      3
          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                   4
Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10
Item  3.  Quantitative and Qualitative Disclosures of Market Risks      19


Part II - Other Information
Item  6.  Exhibits and Reports on Form 8-K                              20
Signature                                                               20

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  March 31, 2002     December 31, 2001
                                                                  --------------     -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   14,548           $   21,606
  Accounts receivable, less allowance for uncollectible accounts
    of $2,367 and $1,815 in 2002 and 2001, respectively                  12,834               14,305
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $144 and $111
    in 2002 and 2001, respectively                                        9,874                8,826
  Other current assets                                                    4,468                6,461
                                                                       --------             --------
    Total current assets                                                 41,724               51,198
                                                                       --------             --------

Telephone plant and equipment                                           471,065              468,950
Less accumulated depreciation and amortization                          (82,853)             (72,156)
                                                                       --------             --------
  Telephone plant and equipment, net                                    388,212              396,794
                                                                       --------             --------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     45,274               46,798
  Goodwill, net of accumulated amortization of $41,318
    in 2002 and 2001, respectively                                      367,929              367,929
  Other assets                                                           33,705               33,859
                                                                       --------             --------
    Total other assets                                                  446,908              448,586
                                                                       --------             --------

    Total assets                                                     $  876,844           $  896,578
                                                                       ========             ========

Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                              $   29,871           $   40,500
  Other current liabilities                                               9,006                6,873
  Current portion of long-term debt                                      22,167               20,408
                                                                       --------             --------
    Total current liabilities                                            61,044               67,781
                                                                       --------             --------

Noncurrent liabilities:
  Long-term debt                                                        656,925              659,610
  Other liabilities                                                      63,466               62,969
                                                                       --------             --------
    Total noncurrent liabilities                                        720,391              722,579
                                                                       --------             --------

    Total liabilities                                                   781,435              790,360

Redeemable minority interest                                             47,100               46,825

Member's capital:
  Member's interest                                                     211,584              213,584
  Accumulated deficit                                                  (162,611)            (154,221)
  Accumulated other comprehensive (loss) income                            (664)                  30
                                                                       --------             --------
    Total member's capital                                               48,309               59,393
                                                                       --------             --------

    Total liabilities and member's capital                           $  876,844           $  896,578
                                                                       ========             ========


           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2002              2001
                                                                        ----------        ----------
Operating revenues:
  Local service                                                          $  34,646         $  34,391
  Long distance service                                                      3,803             4,076
  Internet and enhanced data service                                         3,407             2,291
  Transport service                                                            836               338
  Miscellaneous telecommunications service and equipment                     3,233             4,111
                                                                           -------           -------
    Total operating revenues                                                45,925            45,207
                                                                           -------           -------

Operating expenses:
  Cost of services                                                          14,415            15,854
  Depreciation and amortization                                             12,309            14,066
  Selling, general and administrative expenses                              10,327            15,910
                                                                           -------           -------
    Total operating expenses                                                37,051            45,830
                                                                           -------           -------

Net operating income (loss)                                                  8,874              (623)

Interest expense                                                           (16,076)          (16,228)
Other income (expense), net                                                    557            (7,438)
                                                                           -------           -------

Loss before income tax expense and minority interest expense                (6,645)          (24,289)

Income tax expense                                                          (1,470)           (4,607)
                                                                           -------           -------

Loss before minority interest expense                                       (8,115)          (28,896)

Minority interest expense                                                     (275)             (250)
                                                                           -------           -------

Net loss                                                                    (8,390)          (29,146)

Other comprehensive (loss) income:
  Unrealized losses on marketable equity securities in quarter                (694)             (403)
  Reclassification adjustment for losses included in net loss                  -               4,442
                                                                           -------           -------
    Other comprehensive (loss) income                                         (694)            4,039
                                                                           -------           -------

Comprehensive loss                                                       $  (9,084)        $ (25,107)
                                                                           =======           =======

           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2002              2001
                                                                        ----------        ----------
Operating activities
Net cash used for operating activities                                  $  (1,343)        $ (29,600)
                                                                          -------           -------
Investing activities
Purchases of telephone plant and equipment                                 (3,283)          (12,073)
Redemption of Rural Telephone Finance Cooperative stock, net                1,524               148
Change in other assets                                                       (983)           11,278
                                                                          -------           -------
Net cash used for investing activities                                     (2,742)             (647)
                                                                          -------           -------

Financing activities
Capital contributions from member                                             -                 329
Redemption of member's interest                                            (2,000)              -
Proceeds from long-term debt                                                4,000               -
Payments on long-term debt                                                 (4,970)           (1,932)
Change in other long-term liabilities                                          (3)             (162)
                                                                          -------           -------
Net cash used for financing activities                                     (2,973)           (1,765)
                                                                          -------           -------

Net decrease in cash and cash equivalents                                  (7,058)          (32,012)

Cash and cash equivalents at beginning of year                             21,606            63,410
                                                                          -------           -------

Cash and cash equivalents at end of first quarter                       $  14,548         $  31,398
                                                                          =======           =======



           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
             Notes To Condensed Consolidated Financial Statements
                                 (Unaudited)


1.  GENERAL

Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC ("MRTC"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company offers integrated telecommunications services to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States which include local and long distance voice, high speed data, internet access and fiber transport. These consolidated financial statements include the financial position and results of operations of the following subsidiaries of the
Company: Madison River Holdings Corp. ("MRH"), Madison River LTD Funding Corp. ("MRLTDF"), Mebtel, Inc., Gallatin River Holdings, LLC and its subsidiary, Gulf Coast Services, Inc. and its subsidiaries, Coastal Communications, Inc. ("CCI") and its subsidiaries, Madison River Management Company, Mebtel Long Distance Solutions, Inc., Madison River Long Distance Solutions, Inc., Madison River Communications, LLC ("MRC") and Gulf Communications, LLC.

Prior to the formation of the Company in 1999, all operations were consolidated at the parent level. Concurrent with the formation of the Company, all operations are consolidated at the Company level. The primary purpose for which the Company and its predecessor were organized was the acquisition, integration and operation of rural local exchange telephone companies. Since January 1998, the Company has acquired four rural incumbent local exchange carriers ("ILECs") located in North Carolina, Illinois, Alabama and Georgia. These rural ILEC operations, which comprise the Local Telecommunications Division (the "LTD"), served approximately 209,170 voice access and digital subscriber line ("DSL") connections as of March 31, 2002. The operations of the ILECs are subject to varying degrees of federal, state and local regulation.

The Company also operates as a competitive local exchange carrier ("CLEC") in markets in North Carolina, Illinois and Louisiana, as well as providing fiber transport services to large businesses and other carriers, primarily in the southeastern United States. The CLEC and fiber transport operations form the Integrated Communications Division (the "ICD") and that division served approximately 17,080 voice access and DSL connections at March 31, 2002.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain amounts in the March 31, 2001 condensed consolidated financial statements have been reclassified to conform to the March 31, 2002 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


3.  TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment at March 31, 2002 and December 31, 2001 consisted of the following:

                                           March 31,       December 31,
                                             2002              2001
                                           ---------       ------------
                                                (in thousands)
Land, buildings and general equipment      $  64,388        $  63,978
Central office equipment                     140,224          130,098
Poles, wires, cables and conduit             230,491          224,577
Leasehold improvements                         2,568            2,484
Software                                      17,603           17,308
Construction-in-process                       15,791           30,505
                                             -------          -------
Total telephone plant and equipment        $ 471,065        $ 468,950
                                             =======          =======

4.  GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized after December 31, 2001, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company expects that application of the nonamortization provisions of the statements will result in a decrease in net loss of approximately $16.5 million per year.

The Company determined that the goodwill related to its acquisitions, net of accumulated amortization, was not impaired as of January 1, 2002. During 2002, the Company will perform the required impairment tests in accordance with the statements. The Company does not believe that the results of these tests will have a material impact on its financial position, net loss or cash flows.

In previous years, goodwill resulting from the excess of the purchase price of the Company's acquisitions in excess of the fair value of the net assets acquired was amortized using the straight-line method over 25 years. For the quarter ended March 31, 2001, had the Company been subject to the provisions of the statements, net loss would have been as follows:

                               For the quarter ended March 31, 2001
                             ---------------------------------------
                                            Amortization
                             As reported      expense      Pro forma
                             -----------    ------------   ---------
                                           (in thousands)

        Net loss             $ (29,146)        $ 4,191     $ (24,955)
                              ========          ======      ========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)



5.  EQUITY METHOD INVESTMENT

On March 15, 2002, Georgia PCS Management, L.L.C., a limited liability company in which the Company owned approximately 15% of the outstanding member interests and accounted for as an equity method investment, was acquired by US Unwired Inc, a publicly traded Sprint PCS affiliate. In exchange for its ownership interest in Georgia PCS, the Company received approximately 800,000 shares of US Unwired Class A common stock. The shares are subject to certain restrictions that limit the ability of the Company to dispose of its shares for a specified period of time and will be accounted for as an available for sale marketable equity security.

6.  RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves certain implementation issues related to SFAS 121. The Company adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not have a material impact on the financial position, net loss or cash flows of the Company.


7.  RESTRUCTURING CHARGE

In the fourth quarter of 2001, a subsidiary of the Company, MRC, recorded a $2.8 million restructuring charge associated with the subsidiary's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The amounts recorded consist primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, redundant network operations centers and future switching facilities, net of any estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities and legal related expenses.

As of March 31, 2002, the following amounts were recorded:

                                                        2002
                                 Balance at         first quarter        Balance at
                              December 31, 2001       payments         March 31, 2002
                              -----------------     -------------      --------------
                                                    (in thousands)
    Future lease obligations      $  1,918            $    442            $  1,476
    Legal related expenses             200                  -                  200
                                    ------              ------              ------
                                  $  2,118            $    442            $  1,676
                                    ======              ======              ======

The remaining liability as of March 31, 2002 is recorded as $724,000 in accrued expenses and $952,000 in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

8.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit outstanding consist of the following at:

                                                                        March 31,        December 31,
                                                                           2002              2001
                                                                        ----------       ------------
                                                                               (in thousands)
First mortgage notes collateralized by substantially all LTD assets:
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 6.5% (rate expires September 2003).                    $  12,711         $  12,906
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 8.15% (rate expires April 2003).                           6,446             6,545
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the
    RTFC's base rate plus 0.5% (5.7% at March 31, 2002).                     1,029             1,043
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 6.7% (rate expires November 2004).                       110,498           112,014
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (5.95% at March 31, 2002).                   5,956             6,031
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires April 2003).                           71,434            71,684
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (5.95% at March 31, 2002).                   3,798             3,846
  RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires October 2004).                        130,588           132,207
  RTFC note payable in escalating quarterly principal installments through February 2015, interest payments due quarterly at a
    fixed rate of 8.5% (rate expires April 2005).                          105,315           106,462
  RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line
    of credit base rate plus 0.5% (6.7% at March 31, 2002).                 21,000            17,000
RTFC unsecured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line of credit base
  rate plus 1.0% (7.2% at March 31, 2002).                                  10,000            10,000
Mortgage note payable in monthly installments of $18 with a
  balloon payment of $2,238 in April 2006, interest at a
  fixed rate of 8%, secured by land and building.                            2,344             2,349
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
  debt discount of $2,420 and $2,462, respectively.                        197,580           197,538
Other                                                                          393               393
                                                                           -------           -------
                                                                           679,092           680,018
Less current portion                                                        22,167            20,408
                                                                           -------           -------
                                                                         $ 656,925         $ 659,610
                                                                           =======           =======

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

8.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

The loan facilities provided by the Rural Telephone Finance Cooperative (the "RTFC") are with MRLTDF, a subsidiary of the Company. The facilites are secured by a first mortgage lien on substantially all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the facilities.

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. In addition, MRLTDF is restricted from declaring or paying dividends to MRH, its parent, under specified circumstances, is limited in its ability to make intercompany loans or enter into other affiliated transactions, and is restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. MRLTDF is required to test its compliance with certain financial ratios on an annual basis. At December 31, 2001, MRLTDF was in compliance with its financial ratios. At March 31, 2002, MRLTDF remained in compliance with its other financial and administrative covenants.

The $31.0 million secured revolving line of credit expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At March 31, 2002, MRLTDF had drawn down $21.0 million under this line of credit with the remaining $10.0 million fully available to MRLTDF. In addition, Coastal Utilities, Inc. has a fully-drawn $10.0 million unsecured revolving line of credit from the RTFC that also expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum.

MRLTDF also has available a $7.8 million term loan facility with the RTFC. In accordance with the terms of the loan facility, MRLTDF will purchase subordinated capital certificates equivalent to 10% of the amount advanced under this term loan and may use proceeds from the facility to finance the purchase. Interest on this facility is payable at the lender's base rate plus .35% per annum. MRLTDF had no borrowings under this facility at March 31, 2002.

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. In addition, the Company is restricted in its ability to incur additional indebtedness, to pay dividends, to redeem or repurchase equity interests, to make various investments or other restricted payments, to create certain liens or use assets as security in other transactions, to sell certain assets or utilize certain asset sale proceeds, to merge or consolidate with or into other companies or to enter into transactions with affiliates. At March 31, 2002, the Company was in compliance with the terms of the senior notes indenture.

9.  SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Although both segments provide telecommunication services, the segments are managed by separate management teams and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income (loss) for each segment for the three months ended March 31, 2002 and 2001:

                                           Quarterly period ended
                                         --------------------------
                                         March 31,        March 31,
                                           2002             2001
                                         ---------        ---------
                                               (in thousands)
        Total revenues:
            LTD                          $ 42,802         $ 43,704
            ICD                             3,963            1,948
                                          -------          -------
                                           46,765           45,652
        Less intersegment revenues           (840)            (445)
                                          -------          -------
            Total reported revenues      $ 45,925         $ 45,207
                                          =======          =======

                                      8

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


9.  SEGMENT INFORMATION, Continued

                                           Quarterly period ended
                                         --------------------------
                                         March 31,        March 31,
                                           2002             2001
                                         ---------        ---------
                                               (in thousands)
        Net operating income (loss):
            LTD                          $  13,043        $   9,042
            ICD                             (4,169)          (9,665)
                                           -------          -------
            Total reported net operating
              income (loss)              $   8,874        $    (623)
                                           =======          =======

At March 31, 2002 and December 31, 2001, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                         March 31,        December 31,
                                           2002               2001
                                         ---------        ------------
                                               (in thousands)
        Total assets:
            LTD                          $  899,283        $  895,912
            ICD                             504,070           506,239
                                          ---------         ---------
                                          1,403,353         1,402,151
            Less intersegment assets       (526,509)         (505,573)
                                          ---------         ---------
            Total reported assets        $  876,844        $  896,578
                                          =========         =========

10.  SUBSEQUENT EVENT

As part of the consideration paid in the acquisition of Coastal Utilities, Inc., the Company issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features defined pursuant to the terms of a shareholders agreement and exercisable by the holders and CCI. In February 2001, the holders of the Series B stock notified the Company of their exercise of the put option.

On April 10, 2002, Madison River Telephone Company completed an agreement with the former shareholders of Coastal Utilities that, among other things, modified certain provisions of the CCI shareholders agreement. Under the terms of the new agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for 18.0 million Class A member units in MRTC valued at $1 per unit and three term notes issued by MRTC, in the aggregate principal amount of $20.0 million, payable over eight years and bearing interest at approximately 8.4%. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right, beginning May 31, 2003 and ending September 30, 2007, to require CCI to redeem their remaining 150 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involves risks and uncertainties. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

  *  competition in the telecommunications industry;
  * the passage of legislation, court decisions or regulatory changes adversely affecting the telecommunications industry;
  *  our ability to repay our outstanding indebtedness;
  * our ability to raise additional capital on acceptable terms and on a timely basis; and
  *  the advent of new technology.

For more information, see the "Risk Factors" section beginning on page 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 333-36804) filed with the Securities and Exchange Commission.

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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.


Overview

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At March 31, 2002, we had approximately 226,250 voice and DSL connections in service.

We are organized into two operating divisions, the LTD and the ICD. The LTD is responsible for the integration, operation and development of our established markets that consist of four ILECs acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD is responsible for developing and managing our target markets as a CLEC. In addition, the ICD is building a transport business focusing on providing transport and IP transit services to other carriers and large businesses.
The ICD is building its base of customers around the LTD's currently established operations and along its approximately 2,300 route miles of fiber optic network. We are currently certified in ten states as a CLEC (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee and Illinois) and in 11 states as a long distance provider (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee, Kentucky and Illinois).

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

Our current business plan is focused on improving cash flows for the enterprise. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of ILECs in rural markets. In acquiring our four ILECs , we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. The LTD is continuing the development of these established markets with successful marketing of vertical services and DSL products and is controlling expenses through the use of business process management tools. The LTD has been successful in increasing its EBITDA for the quarter ended March 31, 2002 compared to the same quarter in the prior year. For the first quarter of 2002, the LTD's EBITDA was $21.9 million compared to $21.1 million for the first quarter of the prior year. In the ICD, our strategy has shifted from growth to a business model focused on getting the ICD's operations to positive cash flow quicker than possible with an aggressive growth model. In order to achieve positive cash flow in the ICD, we intentionally slowed the rate of growth in this division to allow us to capitalize on the revenues generated by currently installed lines while simultaneously reducing our expenses and capital expenditures. Once the ICD begins to generate sustainable positive cash flow, the ICD will then target a rate of growth that can be funded from its own operations without additional investment. The ICD is providing services to medium and large customers in three edge-out markets: the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and the New Orleans, Louisiana region. However, the ICD is no longer continuing to prospect and sell services to new customers in its Illinois markets. The ICD's transport business is focused on developing its product lines in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. For the quarter ended March 31, 2002, approximately 91% of our operating revenues came from the LTD. Our business plan is to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access and enhanced data and other services. Our transport business will focus on growing revenues by providing services to other carriers and major accounts such as intercity transport, including both high capacity and optical wavelength transport, metro access services and Internet egress services at a DS-3 level and above.

The sale of communications services to customers in our ILEC markets will continue to provide the predominant share of our revenues for the foreseeable future while we slow the rate of growth in our ICD operations. We expect that if we achieve sustainable positive cash flow in our ICD operations that will allow the ICD to fund its own growth and we are successful in developing and marketing our fiber transport and Internet egress products, then the ICD's revenues may grow at a faster pace than the LTD's revenues. This will result in a growing percentage of our revenues coming from sales of communications services to medium and large businesses and other carriers in our edge-out markets. In the near term, we anticipate that any increase in revenues from the ICD will grow sequentially at a much slower pace than we have experienced in the past several quarters due to our focus on achieving positive cash flow for that division.

We will continue to offer bundled services and to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts. The fiber transport business appears increasingly to be price driven, and, as a result, we may competitively price these services to gain market share.
                                      11

Expenses

Our ILECs, the foundation of our business, have historically reported fairly consistent operating expenses from period to period. However, in recent quarters, as we continued to integrate our ILEC acquisitions and implement business process management tools to control expenses, we have seen our operating expenses in our ILEC operations decrease. We seek to maintain the expense reductions that we have achieved in our existing operations and, with additional efforts, gain some further cost savings in the LTD though at a far slower sequential rate than we have recently seen.

During the past two years, we made a significant investment in the ICD with the buildout of our fiber network and asynchronous transfer mode, or ATM, and time division modulation, or TDM, switching platforms and establishment of an efficient marketing, sales and provisioning infrastructure. This resulted in significant increases in operating expenses in the ICD. During much of 2001, we worked on resizing the ICD organization to better align it with our market opportunities and lower the pace of growth in operating expenses accordingly. In the fourth quarter of 2001, our business plan for the ICD shifted from aggressively growing the number of access lines in service to focusing on business processes that will allow the division to move more quickly towards generating positive cash flows. As the basis for this strategy, we have intentionally slowed the rate at which we are adding new access lines in the ICD. Accordingly, we have significantly reduced our cash utilization for this division. With slower planned growth, fewer sales personnel are needed, and, as a result, fewer provisioners, sales engineers, customer care and other support personnel are required. In addition, our capital spending for the ICD has decreased significantly. Once the ICD begins generating cash from its operations, we intend to reinvest the cash in the division to fund its future growth. We have also addressed the organization of our transport business to better align it with our cash flow positive strategy. Therefore, we expect that our operating expenses in the ICD will decrease moderately in the near term as the impact of these changes are reflected in our operating results.

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

We have operating support and other back office systems that we use to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collection and customer care service systems for the access lines in our operations. We may review and consider the benefits offered by the latest generation of systems, and, if we implement new systems, we expect that our operations support systems and customer care expenses may increase.

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise as we expand from our established markets, operating losses in our edge-out markets in which the ICD operates have materially decreased our EBITDA in recent quarters and we expect may continue to lower our EBITDA over the near-term as we work to make the ICD EBITDA positive. Further, our business plan requires additional capital expenditures necessary to deliver high quality integrated communications services and solutions. We anticipate that most of our capital expenditures will be directed at maintaining our existing networks and for success-based ATM equipment purchases in the ICD and will decrease moderately from recent levels. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain our target levels for expenses or profitability. We may not be able to generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results may differ from our current projections, and those differences may be material.

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

Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired and has an indefinite life. The carrying value of goodwill is reviewed on an annual basis or if facts and circumstances suggest impairment. If our review indicates that an impairment of goodwill exists, as determined based on a comparison of the implied fair value of goodwill to its carrying value, we would reduce the carrying value by the difference.

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


Results of Operations

Quarter Ended March 31, 2002 compared to Quarter Ended March 31, 2001

Total revenues for the quarter ended March 31, 2002 were $45.9 million, an increase of $0.7 million, or 1.6%, from total revenues of $45.2 million for the quarter ended March 31, 2001. The increase is attributable to an increase in revenues in the ICD. For the first quarter of 2002, the ICD's revenues were $4.0 million, an increase of $2.1 million from revenues of $1.9 million in the first quarter of 2001. The ICD's growth came from an increase in voice access lines in service. The ICD finished the first quarter of 2002 with approximately 4,650, or 40%, more voice access lines in service than it had at the end of the first quarter of 2001. The LTD's revenues in the first quarter of 2002 decreased approximately $1.4 million from the same quarter in 2001. Approximately $0.7 million of the decrease is attributable to the disposal of approximately 4,280 voice access lines in the Staunton and Livingston exchanges in Illinois in May 2001. The remaining decrease is attributable to anticipated lower network access revenues at Gulf Coast Services in the first quarter of 2002 when compared to the first quarter of 2001.

Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 83.7% and 85.1% for the quarters ended March 31, 2002 and 2001, respectively. The LTD and the ICD provided approximately 91.4% and 8.6% of total revenues, respectively.

Total operating expenses decreased $8.8 million from $45.8 million, or 101.4% of total revenues in the first quarter of 2001, to $37.0 million, or 80.7% of total revenues in the first quarter of 2002. The decrease is primarily attributable to expense reductions in both the LTD and the ICD and our adoption of a new accounting standard in the first quarter of 2002. In the ICD, operating expenses in the first quarter of 2002 were approximately $3.5 million lower than the first quarter of 2001. This decrease is a result of the ICD's expense reductions implemented as part of its strategy to achieve positive cash flow as quickly as possible. The LTD's cost of services and selling, general and administrative expenses in the first quarter of 2002 were approximately $2.1 million lower than the first quarter of 2001 as a result of benefits gained from business process management enhancements and tighter controls on operating expenses. In addition, the LTD's depreciation and amortization expenses declined significantly in the first quarter of 2002 from the first quarter of 2001 as a result of our adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) in the first quarter of 2002. Under the guidelines of FAS 141, companies are no longer required to amortize the goodwill carried on their balance sheets. Through December 31, 2001, we amortized our goodwill, which is the amount by which the purchase price we paid for our acquisitions exceeded the fair value of the net assets we acquired, on a straight-line basis over 25 years. In the first quarter of 2001, this method of accounting for goodwill resulted in approximately $4.2 million in amortization expense. Beginning January 1, 2002, we no longer amortized our goodwill but will perform required impairment tests of the carrying value of our goodwill as provided for in the new accounting standards. We do not believe that the results of these impairment tests will have a material impact on our financial position, net loss or cash flows.

Cost of services, as a percentage of total revenues, decreased from 35.1% in the first quarter of 2001 to 31.4% in the first quarter of 2002, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 35.2% in the first quarter of 2001 to 22.5% in the first quarter of 2002. Depreciation and amortization expense, as a percentage of total revenues, decreased from 31.1% in the first quarter of 2001 to 26.8% in the first quarter of 2002.

Net operating income (loss) improved $9.5 million from a $0.6 million net operating loss, or 1.4% of total revenues, in the first quarter of 2001, to net operating income of $8.9 million, or 19.3% of total revenues, in the first quarter of 2002. The ICD's net operating loss decreased $5.5 million, from a net operating loss of $9.7 million in the first quarter of 2001 to a net operating loss of $4.2 million in the first quarter of 2002. A combination of increased revenues and reduced expenses accounted for the improvement. The LTD's net operating income in the first quarter of 2002 was $13.0 million compared to $9.0 million in the first quarter of 2001, an increase of $4.0 million. The increase is primarily attributable to the adoption of FAS 141 and elimination of the amortization of goodwill.

Interest expense decreased $0.1 million from $16.2 million, or 35.9% of total revenues in the first quarter of 2001, to $16.1 million, or 35.0% of total revenues in the first quarter of 2002. A slight increase in the weighted average balance of long-term debt outstanding was offset by lower interest rates on the variable portion of long-term debt and resulted in the minimal decrease.

Other income (expense), net increased $8.0 million from net other expenses of $7.5 million in the first quarter of 2001 to net other income of $0.5 million in the first quarter of 2002. The improvement is primarily attributable to an $8.7 million realized loss recorded in the first quarter of 2001 from the sale of marketable equity securities. There were no comparable losses in the first quarter of 2002.

Net loss decreased $20.7 million from $29.1 million, or 64.5% of total revenues, in the first quarter of 2001, to $8.4 million, or 18.3% of total revenues, in the first quarter of 2002, as a result of the factors discussed above. EBITDA increased $7.8 million from $13.4 million, or 29.7% of total revenues, in the first quarter of 2001, to $21.2 million, or 46.1% of total revenues, in the first quarter of 2002. Improvements in the financial operating results of the ICD was the primary reason for the increase in EBITDA.


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

Operating Activities. For the quarters ended March 31, 2002 and 2001, we used cash in operating activities of $1.3 million and $29.6 million, respectively. The decrease in cash used for operating activities for the first quarter of 2002 when compared to the first quarter of 2001 is attributable primarily to a lower net loss and a lower amount of cash used to pay accounts payable and accrued expenses. In the first quarter of 2002, cash used for accounts payable and accrued expenses was approximately $9.9 million compared to $21.0 million for the same period of 2001.

Investing Activities. For the quarter ended March 31, 2002, net cash used for investing activities was $2.7 million and was used primarily for the purchase of telephone plant and equipment in the amount of $3.3 million. For the quarter ended March 31, 2001, we used cash for investing activities in the amount of $0.6 million. Cash used in investing activities in the first quarter of 2001 was primarily for the purchase of telephone plant and equipment in the amount of $12.1 million and was offset by the change in other assets, primarily from the cash proceeds related to the sale of our investment in available-for-sale marketable equity securities.

Financing Activities. For the quarter ended March 31, 2002, net cash used in financing activities was $3.0 million and consisted primarily of payments on long-term debt of $5.0 million and redemption of our equity interests from our parent, Madison River Telephone Company, of $2.0 million. This was offset by the proceeds from long-term debt of $4.0 million. For the quarter ended March 31, 2001, net cash used in financing activities was $1.8 million and consisted primarily of payments on long-term debt of $1.9 million.

Long-Term Debt and Revolving Credit Facilities

We or our subsidiaries have outstanding term and revolving credit facilities with the RTFC, which were entered into in connection with the acquisitions of Mebcom, Gallatin River, Gulf Coast Services and Coastal Communications. In addition, we have $200.0 million in 131/4% senior notes outstanding that are due in March 2010, a mortgage note payable on property acquired in the Coastal Communications acquisition and a miscellaneous note payable.

RTFC Long-Term Debt
-------------------
As of March 31, 2002, we had approximately $447.8 million in term loans outstanding with the RTFC. Of this amount, $437.0 has fixed interest rates that range between 6.5% and 8.5%, with a weighted average rate approximating 7.94%. The fixed interest rates expire at various times, beginning April 2003 through April 2005, depending on the terms of the note, at which time they will convert to a variable rate. We have the ability to fix these interest rates after the date of expiration at the RTFC's then-prevailing interest rate for long-tem debt with similar maturities. The remaining $10.8 million in term loans have variable interest rates that range from 5.7% to 5.95%.

At March 31, 2002, we also had a $7.8 million term loan fully available to be drawn with the RTFC. The $7.8 million term facility is available to fund working capital and capital expenditures; however, as of December 29, 2003, the RTFC may, in its sole discretion, stop advancing funds under this facility.

As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates ("SCCs") that represent ownership interests in the RTFC. Depending on the loan agreement, we purchased SCCs equivalent to either 5% or 10% of the amount borrowed. The RTFC financed the purchase of the SCCs by increasing the balance advanced for a loan by an amount equal to the SCCs purchased. In December 2000, we refinanced our outstanding loan agreements with the RTFC and, at that time, agreed to increase the level of SCCs we owned to a balance equivalent to a ratio of 10% of the outstanding balance remaining on all of the term loans.

At March 31, 2002, we owned $45.3 million in SCCs. The SCCs are redeemed annually, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year.

We also receive a share of the RTFC's net margins in the form of patronage capital refunds. Patronage capital is allocated based on the percentage that our interest payments contribute to the RTFC's gross margins. Currently, 70% of the RTFC's patronage capital allocation is retired with cash after the end of the year, and 30% is received in the form of patronage capital certificates. The patronage capital certificates will be retired with cash in accordance with the RTFC's board-approved rotation cycle.

In addition to the term loans, we also have a secured line of credit and an unsecured line of credit with the RTFC. The secured line of credit is a $31.0 million facility that has no annual paydown provisions. The secured line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 6.7% at March 31, 2002. We had advanced $21.0 million against this line of credit at March 31, 2002, and the remaining $10.0 million is fully available to be drawn. The unsecured line of credit is a $10.0 million facility that is available for general corporate purposes and expires in March 2005. In addition, under the terms of the unsecured revolving line of credit agreement, we must repay all amounts advanced under the facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. The unsecured line of credit was fully advanced at March 31, 2002 and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points, or 7.2% at March 31, 2002.

The borrower for our loan and revolving line of credit agreements with the RTFC is our subsidiary, Madison River LTD Funding Corp.. The loan facilities are secured by a first mortgage lien on substantially all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the facilities.

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is also restricted from declaring or paying dividends to its parent, Madison River Holdings, is limited in its ability to make intercompany loans or enter into other affiliated transactions, and is restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, any amounts available under the various credit facilities discussed above may only be available to MRLTDF and its subsidiaries and not to the Company or its other subsidiaries to fund their obligations.

MRLTDF is required to test its compliance with certain financial ratios on an annual basis. At December 31, 2001, MRLTDF was in compliance with its financial ratios. At March 31, 2002, MRLTDF remained in compliance with its other financial and administrative covenants.

Senior Notes
------------
We currently have $200.0 million in publicly traded 131/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the Securities and Exchange Commission and are subject to the terms and conditions of an indenture. At March 31, 2002, the senior notes had a carrying value of $197.6 million, which is net of a $2.4 million unamortized discount.

Under the terms of the indenture, we must comply with certain financial and administrative covenants. In addition, we are restricted in our ability to incur additional indebtedness, to pay dividends, to redeem or repurchase equity interests, to make various investments or other restricted payments, to create certain liens or use assets as security in other transactions, to sell certain assets or utilize certain asset sale proceeds, to merge or consolidate with or into other companies or to enter into transactions with affiliates. At March 31, 2002, the Company was in compliance with the terms of the senior notes indenture.

Other Long-Term Debt
--------------------
Our other indebtedness includes a $2.3 million note payable to the former shareholders of Coastal Utilities, Inc. for the purchase of a building used in our operations. The note, which is secured by the building and bears interest at 8.0%, is being repaid in monthly installments of $17,500 with a balloon payment of approximately $2.2 million due in April 2006. In addition, we also have a miscellaneous note payable of $0.4 million that bears interest at 8.0% and is due on demand.

Capital Requirements

Our business will require significant capital to fund working capital needs, debt service requirements, capital expenditures and cash flow deficits. In the near term, we expect that our primary uses of cash will include:

  *  the maintenance of our current network infrastructure;
  * the development and integration of operations support systems and other automated back office systems;
  *  scheduled principal and interest payments on our long-term debt;
  * real estate expenses in connection with our network facilities and operations;
  *  sales and marketing expenses;
  *  corporate overhead; and
  *  personnel development.

We currently estimate that cash required to fund capital expenditures in 2002 will be less than $20.0 million. For the quarter ended March 31, 2002, our capital expenditures were approximately $3.3 million. Our anticipated use of cash for capital expenditures in 2002 is significantly less than what we have incurred in prior years. This is a result of several factors. First, we have invested a significant amount in capital expenditures during the last two years to build-out and enhance our network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have very robust facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2002 will be directed toward maintaining our existing facilities. Second, we anticipate slower growth in 2002 for the LTD than experienced in previous quarters. In addition, our new business plan for the ICD will significantly reduce its rate of growth. Therefore, there will be less demand to expand our network facilities than we have seen in the past. After 2002, we expect to see stronger growth in our business, and, accordingly, we anticipate the level of capital expenditures to accelerate in those years.

As part of the consideration paid in the Coastal Communications acquisition, we issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of Coastal Communications in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI.

On April 10, 2002, Madison River Telephone Company announced the completion of an agreement with the former shareholders which, among other things, modified certain provisions of the shareholders agreement. Under the terms of the agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for 18.0 million Class A member units in MRTC valued at $1 per unit and three term notes issued by MRTC, in the aggregate principal amount of $20.0 million, payable over eight years and bearing interest at approximately 8.4%. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right, beginning May 31, 2003 and ending September 30, 2007, to require CCI to redeem their remaining 150 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period.

Under the terms of Madison River Telephone Company's Operating Agreement, at any time on or after January 2, 2006, certain members may require MRTC to purchase all of their member units at an amount equal to the fair market value of the units. We may be required to fund this obligation of our parent company.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their estimated useful lives. We adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. We expect that application of the nonamortization provisions of the statements will result in a decrease in net loss of approximately $16.5 million per year. We determined that the goodwill related to our acquisitions, net of accumulated amortization, was not impaired as of January 1, 2002. During 2002, we will perform the required impairment tests in accordance with the statements. We do not believe that the results of these tests will have a material impact on our financial position, net loss or cash flows.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves certain implementation issues related to SFAS 121. We adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not have a material impact on our financial position, net loss or cash flows.


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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of March 31, 2002, we had fixed rate secured debt with the RTFC of $437.0 million at a blended rate of 7.94%. The fixed rates on the notes expire from 2003 to 2005 at which time they will be adjusted. We have $10.8 million in term notes and $31.0 million under lines of credit with the RTFC that bear variable interest approximating a blended average rate of 6.6%. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $420,000 per annum on interest expense. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

                                    Part II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                     Description
     -------     -----------------------------------------------------------
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

       3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)


(b)  Reports on Form 8-K

On March 20, 2002, we filed a Current Report on Form 8-K dated March 8, 2002 announcing our fourth quarter and year-end operating and financial results for the year ended December 31, 2001.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MADISON RIVER CAPITAL, LLC

Date:  May 15, 2002                      /s/  PAUL H. SUNU
                                         --------------------------------------
                                         Name:  Paul H. Sunu
                                         Title: Managing Director, Chief
                                                Financial Officer and Secretary

                                 EXHIBIT INDEX

     Exhibit
     Number                     Description
     -------     -----------------------------------------------------------
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