Form 10-Q
period 2002-06-30
MADISON RIVER CAPITAL LLC
filed 2002-08-14
CIK 1111590

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002
                                      -------------

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

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q


Part I - Financial Information                                        Page
                                                                      ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - June 30, 2002
          (Unaudited) and December 31, 2001                             1
          Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) - Three and Six Months
          Ended June 30, 2002 and 2001                                  2
          Consolidated Statements of Member's Interest - Year Ended December 31, 2001 and Six Months Ended June 30, 2002
          (Unaudited)                                                   3
          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended June 30, 2002 and 2001         4
          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                   5
Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11
Item  3.  Quantitative and Qualitative Disclosures of Market Risks      22


Part II - Other Information
Item  1.  Legal Proceedings                                             23
Item  6.  Exhibits and Reports on Form 8-K                              24
Signature                                                               24

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                   June 30, 2002     December 31, 2001
                                                                  --------------     -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                         $    23,079         $    21,606
  Accounts receivable, less allowance for uncollectible accounts
    of $2,584 and $1,815 in 2002 and 2001, respectively                  13,097              14,305
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,325 and $111
    in 2002 and 2001, respectively                                        7,381               8,826
  Other current assets                                                    5,952               6,461
                                                                      ---------           ---------
    Total current assets                                                 49,509              51,198
                                                                      ---------           ---------

Telephone plant and equipment                                           475,312             468,950
Less accumulated depreciation and amortization                          (95,158)            (72,156)
                                                                      ---------           ---------
  Telephone plant and equipment, net                                    380,154             396,794
                                                                      ---------           ---------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     45,274              46,798
  Goodwill, net of accumulated amortization of $41,318
    in 2002 and 2001, respectively                                      367,929             367,929
  Other assets                                                           29,136              33,859
                                                                      ---------           ---------
    Total other assets                                                  442,339             448,586
                                                                      ---------           ---------

    Total assets                                                    $   872,002         $   896,578
                                                                      =========           =========


Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                             $    35,502         $    40,500
  Other current liabilities                                               9,026               6,873
  Current portion of long-term debt                                      33,935              30,408
                                                                      ---------           ---------
    Total current liabilities                                            78,463              77,781
                                                                      ---------           ---------

Noncurrent liabilities:
  Long-term debt                                                        640,147             649,610
  Other liabilities                                                      70,423              62,969
                                                                      ---------           ---------
    Total noncurrent liabilities                                        710,570             712,579
                                                                      ---------           ---------

    Total liabilities                                                   789,033             790,360

Redeemable minority interest                                              5,000              46,825

Member's capital:
  Member's interest                                                     252,684             213,584
  Accumulated deficit                                                  (171,943)           (154,221)
  Accumulated other comprehensive (loss) income                          (2,772)                 30
                                                                      ---------           ---------
    Total member's capital                                               77,969              59,393
                                                                      ---------           ---------

    Total liabilities and member's capital                          $   872,002         $   896,578
                                                                      =========           =========

          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)
                                  (Unaudited)

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               ---------------------------  -------------------------
                                                     2002        2001            2002        2001
                                                     ----        ----            ----        ----
Operating revenues:
  Local service                                   $  34,152   $  35,352       $  68,798   $  69,743
  Long distance service                               4,322       4,050           8,125       8,126
  Internet and enhanced data service                  3,920       2,477           7,327       4,768
  Transport service                                     888         524           1,724         862
  Miscellaneous telecommunications
   service and equipment                              1,548       3,080           4,781       7,191
                                                   --------    --------        --------    --------
    Total operating revenues                         44,830      45,483          90,755      90,690
                                                   --------    --------        --------    --------

Operating expenses:
  Cost of services                                   14,605      17,490          29,020      33,344
  Depreciation and amortization                      12,139      14,140          24,448      28,206
  Selling, general and administrative expenses       11,697      13,590          22,024      29,500
                                                   --------    --------        --------    --------
    Total operating expenses                         38,441      45,220          75,492      91,050
                                                   --------    --------        --------    --------

Operating income (loss)                               6,389         263          15,263        (360)

Interest expense                                    (16,087)    (16,391)        (32,163)    (32,619)
Other (expense) income, net                             (22)      1,454             535      (5,984)
                                                   --------    --------        --------    --------

Loss before income tax expense and minority
  interest expense                                   (9,720)    (14,674)        (16,365)    (38,963)

Income tax benefit (expense)                            388       2,745          (1,082)     (1,862)
                                                   --------    --------        --------    --------

Loss before minority interest expense                (9,332)    (11,929)        (17,447)    (40,825)

Minority interest expense                              -           (275)           (275)       (525)
                                                   --------    --------        --------    --------
Net loss                                             (9,332)    (12,204)        (17,722)    (41,350)

Other comprehensive (loss) income:
  Unrealized (losses) gains on marketable
    equity securities                                (2,108)        607          (2,802)        204
  Reclassification adjustment for losses
    included in net loss                               -           -               -          4,442
                                                   --------    --------        --------    --------
    Other comprehensive (loss) income                (2,108)        607          (2,802)      4,646
                                                   --------    --------        --------    --------

Comprehensive loss                                $ (11,440)  $ (11,597)      $ (20,524)  $ (36,704)
                                                   ========    ========        ========    ========



           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                  Consolidated Statements of Member's Capital
                            (Dollars in thousands)

                                                                    Accumulated
                                                                       Other
                                      Member's     Accumulated     Comprehensive
                                      Interest       Deficit       Income (Loss)        Total
                                      --------     -----------     -------------      ---------
Balance at December 31, 2000         $ 213,054     $  (79,292)       $ (4,661)        $ 129,101
  Member's capital contribution            530           -               -                  530
  Net loss                                -           (74,929)           -              (74,929)
  Other comprehensive income              -              -              4,691             4,691
                                      --------       --------          ------          --------
Balance at December 31, 2001           213,584       (154,221)             30            59,393
  Member's capital redemption           (2,000)          -               -               (2,000)
  Exchange of minority interest
    (see Note 10)                       41,100           -               -               41,100
  Net loss                                -           (17,722)           -              (17,722)
  Other comprehensive income              -              -             (2,802)           (2,802)
                                      --------       --------          ------          --------
Balance at June 30, 2002 (unaudited) $ 252,684   $   (171,943)    $    (2,772)        $  77,969
                                      ========       ========          ======          ========





          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                         Six Months Ended June 30,
                                                                        ----------------------------
                                                                           2002              2001
                                                                        ----------        ----------
Operating activities
Net cash provided by (used for) operating activities                    $   12,097        $  (29,714)
                                                                         ---------         ---------
Investing activities
Purchases of telephone plant and equipment                                  (6,939)          (25,977)
Proceeds from sales of telephone plant and equipment                          -               13,652
Patronage capital received from Rural Telephone Finance Cooperative          2,570             2,764
Redemption of Rural Telephone Finance Cooperative stock, net                 1,524               148
Change in other assets                                                       2,154             8,394
                                                                         ---------         ---------
Net cash used for investing activities                                        (691)           (1,019)
                                                                         ---------         ---------

Financing activities
Capital contributions from member                                             -                  530
Redemption of member's interest                                             (2,000)             -
Redemption of minority interest                                             (1,000)             -
Proceeds from long-term debt                                                 4,000              -
Payments on long-term debt                                                 (10,024)           (5,571)
Change in other long-term liabilities                                         (909)               69
                                                                         ---------         ---------
Net cash used for financing activities                                      (9,933)           (4,972)
                                                                         ---------         ---------

Net increase (decrease) in cash and cash equivalents                         1,473           (35,705)

Cash and cash equivalents at beginning of year                              21,606            63,410
                                                                         ---------         ---------

Cash and cash equivalents at end of six month period                    $   23,079        $   27,705
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

Prior to the formation of the Company in 1999, all operations were consolidated at the parent level. Concurrent with the formation of the Company, all operations are consolidated at the Company level. The primary purpose for which the Company was organized was the acquisition, integration and operation of rural local exchange telephone companies. Since January 1998, the Company has acquired four rural incumbent local exchange carriers ("ILECs") located in North Carolina, Illinois, Alabama and Georgia. These rural ILEC operations, which comprise the Local Telecommunications Division (the "LTD"), served approximately 209,530 voice access and digital subscriber line ("DSL") connections as of June 30, 2002. The operations of the ILECs are subject to federal, state and local regulation.

The Company also operates as a competitive local exchange carrier ("CLEC") in markets in North Carolina, Illinois and Louisiana, as well as providing fiber transport services to large businesses and other carriers, primarily in the southeastern United States. The CLEC and fiber transport operations form the Integrated Communications Division (the "ICD") and that division served approximately 16,580 voice access and DSL connections at June 30, 2002.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain amounts in the condensed consolidated financial statements presented for prior periods have been reclassified to conform to the June 30, 2002 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

3.  TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment consisted of the following at:

                                            June 30,       December 31,
                                             2002              2001
                                           ---------       ------------
                                                (in thousands)

Land, buildings and general equipment      $  65,375        $  63,978
Central office equipment                     142,282          130,098
Poles, wires, cables and conduit             231,228          224,577
Leasehold improvements                         2,567            2,484
Software                                      16,932           17,308
Construction-in-process                       16,928           30,505
                                             -------          -------
    Total telephone plant and equipment    $ 475,312        $ 468,950
                                             =======          =======

4.  GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized after December 31, 2001 but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company expects that application of the nonamortization provisions of the statements will result in a decrease in amortization expense of approximately $16.5 million per year.

The Company determined that the goodwill related to its acquisitions, net of accumulated amortization, was not impaired as of January 1, 2002. During 2002, the Company will perform the required impairment tests in accordance with the statements. The Company does not believe that the results of these tests will have a material impact on its financial position, net loss or cash flows. However, if an impairment of the carrying value of goodwill is indicated by the tests performed in accordance with this standard, then a corresponding charge will be recorded as part of operating expenses on the statement of operations.

In previous years, the Company's goodwill, which reflects the excess of the purchase price paid for the Company's acquisitions over the fair value of the assets acquired, was amortized using the straight-line method over 25 years. For the second quarter and the six months ended June 30, 2001, had the Company been subject to the provisions of the statements, net loss would have been reported as follows (in thousands):

             For the quarter ended June 30, 2001         For the six months ended June 30, 2001
             -----------------------------------         --------------------------------------
                          Amortization                                  Amortization
             As reported    expense     Pro forma         As reported     expense     Pro forma
             -----------  ------------  ---------         -----------   ------------  ---------
  Net loss  $ (12,204)      $ 4,159     $ (8,045)         $ (41,350)      $ 8,350     $ (33,000)
             ========        ======      =======           ========        ======      ========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

5.  EQUITY METHOD INVESTMENTS

On March 15, 2002, Georgia PCS Management, L.L.C., a limited liability company in which the Company owned approximately 15% of the outstanding member interests and accounted for as an equity method investment, was acquired by US Unwired Inc., a publicly traded Sprint PCS affiliate. In exchange for its ownership interest in Georgia PCS, the Company received approximately 800,000 shares of US Unwired Class A common stock. The shares are subject to certain restrictions that limit the ability of the Company to dispose of them for a specified period of time and will be accounted for as an available for sale marketable equity security.

During the second quarter of 2002, the Company recognized an impairment charge of $2.1 million on an investment in an unconsolidated company, USCarrier Telecom, LLC, that is accounted for using the equity method of accounting. The impairment charge was recognized for a decline in the fair value of the investment deemed to be other than temporary and is included in "Other (expense) income, net" in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.


6.  RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves certain implementation issues related to SFAS 121. The Company adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not have a material impact on the financial position, net loss or cash flows of the Company. However, if an impairment of the carrying value of any long-lived assets is indicated by the tests performed in accordance with this standard, then a corresponding charge will be recorded as part of operating expenses on the statement of operations.


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

As of June 30, 2002, the following amounts were recorded:

                               Balance at           2002          Balance at
                            December 31, 2001     payments       June 30, 2002
                            -----------------     --------       -------------
                                               (in thousands)
  Future lease obligations      $  1,918          $    677          $  1,241
  Legal related expenses             200               -                 200
                                 -------           -------           -------
                                $  2,118          $    677          $  1,441
                                 =======           =======           =======

The remaining liability as of June 30, 2002 is recorded as $668,000 in accrued expenses and $773,000 in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

8.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit outstanding consisted of the following at:

                                                                         June 30,        December 31,
                                                                           2002              2001
                                                                        ----------       ------------
                                                                               (in thousands)
First mortgage notes collateralized by substantially all LTD assets:
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 6.5% (rate expires September 2003).                   $  12,512         $  12,906
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 8.15% (rate expires April 2003).                          6,345             6,545
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the
    RTFC's base rate plus 0.5% (5.8% at June 30, 2002).                     1,014             1,043
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 6.7% (rate expires November 2004).                      108,954           112,014
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (6.05% at June 30, 2002).                   5,880             6,031
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires April 2003).                          71,184            71,684
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (6.05% at June 30, 2002).                   3,749             3,846
  RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires October 2004).                       128,941           132,207
  RTFC note payable in escalating quarterly principal installments through February 2015, interest payments due quarterly at a
    fixed rate of 8.5% (rate expires April 2005).                         104,145           106,462
  RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line
    of credit base rate plus 0.5% (6.75% at June 30, 2002).                21,000            17,000
RTFC unsecured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line of credit base
  rate plus 1.0% (7.25% at June 30, 2002).                                 10,000            10,000
Mortgage note payable in monthly installments of $18 with a
  balloon payment of $2,238 in April 2006, interest at a
  fixed rate of 8%, secured by land and building.                           2,340             2,349
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
  debt discount of $2,375 and $2,462, respectively.                       197,625           197,538
Other                                                                         393               393
                                                                         --------          --------
                                                                          674,082           680,018
Less current portion                                                       33,935            30,408
                                                                         --------          --------
                                                                        $ 640,147         $ 649,610
                                                                         ========          ========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

8.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

The loan facilities provided by the Rural Telephone Finance Cooperative (the "RTFC") are primarily with MRLTDF, a subsidiary of the Company. The facilities are secured by a first mortgage lien on substantially all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the facilities.

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is, among other things,
(i) restricted from declaring or paying dividends to MRH, its parent, under specified circumstances; (ii) limited in its ability to make intercompany loans or enter into other affiliated transactions; and (iii) restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. MRLTDF is required to test its compliance with certain financial ratios defined in the loan agreement on an annual basis. At June 30, 2002 and December 31, 2001, MRLTDF was in compliance with the terms and conditions of the loan agreement.

The $31.0 million secured revolving line of credit between the RTFC and MRLTDF expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At June 30, 2002, MRLTDF had drawn down $21.0 million under this line of credit with the remaining $10.0 million fully available to MRLTDF. In addition, Coastal Utilities, Inc. has a fully-drawn $10.0 million unsecured revolving line of credit from the RTFC that also expires in March 2005. This unsecured line of credit contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum.

MRLTDF also has available a $7.8 million term loan facility with the RTFC. In accordance with the terms of the loan facility, MRLTDF is required to purchase subordinated capital certificates equivalent to 10% of the amount advanced under this term loan and may use proceeds from the facility to finance the subordinated capital certificates purchase. Interest on this facility is payable at the lender's base rate plus 0.35% per annum. MRLTDF had no borrowings under this facility at June 30, 2002.

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests,
(iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At June 30, 2002, the Company was in compliance with the terms of the senior notes indenture.

9.  SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Although both segments provide telecommunication services, the segments are managed by separate management teams, and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income (loss) for each segment for the three and six month periods ended June 30, 2002 and 2001:

                                       Three Month Period Ended           Six Month Period Ended
                                       ------------------------           ----------------------
                                         June 30,     June 30,             June 30,     June 30,
                                           2002         2001                 2002         2001
                                           ----         ----                 ----         ----
                                                             (in thousands)
    Total revenues
      LTD                                $ 41,929     $ 43,439             $ 84,731     $ 87,155
      ICD                                   3,784        2,890                7,747        4,838
                                          -------      -------              -------      -------
                                           45,713       46,329               92,478       91,993
    Less intersegment revenues               (883)        (846)              (1,723)      (1,303)
                                          -------      -------              -------      -------
      Total reported revenues            $ 44,830     $ 45,483             $ 90,755     $ 90,690
                                          =======      =======              =======      =======

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


9.  SEGMENT INFORMATION, Continued

                                       Three Month Period Ended           Six Month Period Ended
                                       ------------------------           ----------------------
                                         June 30,     June 30,             June 30,     June 30,
                                           2002         2001                 2002         2001
                                           ----         ----                 ----         ----
                                                             (in thousands)
    Net operating income (loss):
      LTD                                $ 11,048     $  9,567             $ 24,091     $ 18,609
      ICD                                  (4,659)      (9,304)              (8,828)     (18,969)
                                          -------      -------              -------      -------
      Total reported net operating
        income (loss)                    $  6,389     $    263             $ 15,263     $   (360)
                                          =======      =======              =======      =======

At June 30, 2002 and December 31, 2001, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                                June 30,     December 31,
                                                  2002          2001
                                                  ----          ----
                                                   (in thousands)
          Total assets:
            LTD                               $   901,148    $   895,912
            ICD                                   503,031        506,239
                                               ----------     ----------
                                                1,404,179      1,402,151
            Less intersegment assets             (532,177)      (505,573)
                                               ----------     ----------
            Total reported assets            $    872,002   $    896,578
                                               ==========     ==========

10.  MINORITY INTEREST

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

On April 10, 2002, Madison River Telephone Company, the parent of the Company, completed an agreement with the former shareholders of Coastal Utilities that, among other things, modified certain provisions of the CCI shareholders agreement. Under the terms of the new agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for
18.0 million Class A member units in MRTC valued at $1 per unit and three term notes issued by MRTC, in the aggregate principal amount of $20.0 million, payable over eight years and bearing interest at approximately 8.4% per annum. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right, beginning May 31, 2003 and ending September 30, 2007, to require CCI to redeem their remaining 150 shares of Series A stock, for an aggregate total of $5.0 million, in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period.

The Company has reflected an increase in member's interest of $41.1 million as a result of the transaction. The increase in member's interest consists primarily of the $38.0 million in equity and notes payable that MRTC exchanged for a portion of the minority shareholders' equity interests. In addition, the Company recognized an increase in equity of $3.1 million for the difference between the $47.1 million carrying value of the minority interest before the transaction and the $44.0 million in value held by the minority shareholders after the transaction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involves risks and uncertainties. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

  * the competition in and the financial stability of the telecommunications industry;
  * the passage of legislation, court decisions or regulatory changes adversely affecting the telecommunications industry;
  * our ability to repay our outstanding indebtedness;
  * our ability to raise additional capital on acceptable terms and on a timely basis; and
  * the advent of new technology.

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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.


Overview

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At June 30, 2002, we had approximately 226,110 voice and DSL connections in service.

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

The majority of our fiber optic network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. The Company has designated Atlanta and Dallas as its Internet egress points.

Our current business plan is focused on improving cash flows for the enterprise. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of ILECs in rural markets. In acquiring our four ILECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. The LTD is continuing the development of these established markets with successful marketing of vertical services and DSL products and is controlling expenses through the use of business process management tools. In the ICD, our strategy has shifted to a business model focused on moving the ICD's operations to a positive cash flow position faster than was possible with our previous aggressive growth model. In order to achieve positive cash flow in the ICD, we intentionally slowed the rate of growth in this division to allow us to capitalize on the revenues generated by currently installed lines while simultaneously reducing our expenses and capital expenditures. Once the ICD begins to generate sustainable positive cash flow, the ICD will then target a rate of growth that can be funded from its own operations without additional investment in its business. The ICD is providing services to medium and large customers in three edge-out markets: the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and the New Orleans, Louisiana region. The ICD's transport business is focused on developing its product lines in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of local and long distance communications services to customers in our established markets. For the quarter ended June 30, 2002, approximately 92% of our operating revenues came from the LTD. Our business plan is to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access and enhanced data and other services. Our transport business will focus on growing revenues by providing services to other carriers and major accounts without making significant capital investments.

The sale of communications services to customers in our ILEC markets will continue to provide the predominant share of our revenues for the foreseeable future while we slow the rate of growth in our ICD operations. We expect that if we achieve sustainable positive cash flow in our ICD operations that will allow the ICD to fund its own growth and we are successful in developing and marketing our fiber transport and Internet egress products, then the ICD's revenues may grow at a faster pace than the LTD's revenues. This will result in a growing percentage of our revenues coming from sales of communications services to medium and large businesses and other carriers in our edge-out markets. In the near term, we anticipate that any increase in revenues from the ICD will grow sequentially at a much slower pace than we have experienced in previous years due to our focus on achieving positive cash flow for that division.

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

Recent bankruptcies by interexchange carriers have impacted our financial results including revenues, EBITDA and cash flows. The final resolution of these bankruptcies through the legal process and/or any regulatory changes that may arise from these events may have a material impact on our business. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on LECs, we may be unable to appropriately protect against the financial impact associated with any future bankruptcies of such magnitude.
                                      12

Expenses

Our ILECs have historically reported fairly consistent operating expenses from period to period. However, in recent quarters, as we continued to integrate our ILEC acquisitions and implement business process management tools to control expenses, we have seen our operating expenses in our ILEC operations decrease. We seek to maintain the expense reductions that we have achieved in our existing operations and, with additional efforts, gain some further cost savings in the LTD, though at a far slower sequential rate than we have recently seen.

During the past two years, we made a significant investment in the ICD with the buildout of our fiber network and asynchronous transfer mode, or ATM, and time division modulation, or TDM, switching platforms and establishment of an efficient marketing, sales and provisioning infrastructure. This resulted in significant increases in operating expenses in the ICD. During much of 2001, we worked on resizing the ICD organization to better align it with our market opportunities and slow the pace of growth in operating expenses accordingly. In the fourth quarter of 2001, we stated that our business plan for the ICD had shifted from aggressively growing the number of access lines in service to focusing on business processes that will allow the division to move more quickly towards generating positive cash flows. As the basis for this strategy, we have intentionally slowed the rate at which we are adding new access lines in the ICD. Accordingly, we have significantly reduced our cash utilization for this division. With slower planned growth, fewer sales personnel are needed, and, as a result, fewer provisioners, sales engineers, customer care and other support personnel are required. In addition, the ICD's capital spending has decreased significantly. Once the ICD begins generating cash from its operations, we intend to reinvest the cash in the division to fund its future growth. We have also addressed the organization of our transport business to better align it with our cash flow positive strategy. We expect that the ICD's operating expenses will remain moderately consistent in the near term as the impact of implementing these changes continue to be reflected in our operating results.

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

We have entered into interconnection agreements with BellSouth, Verizon, Ameritech, Sprint and SBC. Other interconnection agreements may be required, and certifications by state regulators would be required in states where we are not certified as a competitive provider.

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

We employ a professional sales team in the markets we serve. We offer a competitive compensation package based on minimum quota sales and incentives for long-term contracts and bundled services. In addition, we also market our services through agency relationships.

We have operating support and other back office systems that we use to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collection and customer care service systems for the access lines in our operations. We may review and consider the benefits offered by the latest generation of systems, and, if we implement new systems, we expect that our operating support systems and customer care expenses may increase.

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise as we expand from our established markets, operating losses in our edge-out markets in which the ICD operates have materially decreased our EBITDA in recent quarters and may continue to lower our EBITDA over the near-term as we work to make the ICD EBITDA positive. Further, our business plan requires additional capital expenditures necessary to deliver high quality integrated communications services and solutions. We anticipate that most of our capital expenditures will be directed at maintaining our existing networks and for success-based ATM equipment purchases in the ICD. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain our target levels for expenses or profitability. We may not be able to generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results may differ from our current projections, and those differences may be material.

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



Results of Operations

Six Months ended June 30, 2002 compared to Six Months ended June 30, 2001

Total revenues were $90.8 million and $90.7 million for the six month periods ended June 30, 2002 and June 30, 2001, respectively. Revenues in the LTD decreased approximately $3.0 million, or 3.5%, to $83.0 million in the first six months of 2002 from $86.0 million in the first six months of 2001. Revenues from Internet dial-up services, digital subscriber line services (DSL) and high speed special access services increased approximately $2.1 million from the prior year primarily due to an increase in the number of DSL subscribers. This increase was offset by decreases of $2.1 million in local service revenues and $2.6 million in miscellaneous revenues. The decrease in local service revenues is primarily attributable to anticipated lower network access revenues at Gulf Coast Services as a result of lower Universal Support Fund receipts in the first six months of 2002 compared to the same period of 2001 and the impact from the sale of 4,280 voice access lines comprising the Staunton and Livingston exchanges in Illinois in May 2001. The decrease in miscellaneous revenues is primarily attributable to bad debt charges taken in the second quarter of 2002 that approximated $1.5 million for pre-petition amounts of two customers that filed for bankruptcy. Revenues in the ICD increased approximately $3.0 million, or 64.5%, to $7.7 million in the first half of 2002 compared to the first half of 2001 and is the result of an increase in the number of voice access and DSL lines in service and growth in our transport business. At June 30, 2002 and 2001, the ICD had approximately 16,600 and 12,800 voice access and DSL connections in service, respectively, representing a 30% increase. In addition, revenues from transport services in the first six months of 2002 were $1.7 million compared to revenues from transport services of $0.9 million in the first six months of 2001.

Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 84.8% and 85.9% for the six months ended June 30, 2002 and 2001, respectively. The LTD and the ICD provided approximately 91.5% and 8.5% of total revenues, respectively.

Total operating expenses decreased $15.6 million from $91.1 million, or 100.4% of total revenues in the first six months of 2001, to $75.5 million, or 83.2% of total revenues in the first six months of 2002. The decrease is primarily attributable to expense reductions in both the LTD and the ICD and our adoption of a new accounting standard in the first quarter of 2002. In the LTD, operating expenses decreased approximately $8.5 million, or 12.5%, to $58.9 million in the first six months of 2002 from $67.4 million in the first six months of 2001. The decrease is primarily attributable to the $6.7 million decrease in depreciation and amortization expense in the first six months of 2002 compared to the same period in 2001 as a result of our adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) in the first quarter of 2002. Under the guidelines of FAS 141, companies no longer amortize the goodwill carried on their balance sheets. Through December 31, 2001, we amortized our goodwill, which is the amount by which the purchase price we paid for our acquisitions exceeded the fair value of the net assets we acquired, on a straight-line basis over 25 years. In the first six months of 2001, this method of accounting for goodwill resulted in approximately $8.3 million in amortization expense. Beginning on January 1, 2002, we no longer amortized our goodwill but will perform required impairment tests of the carrying value of our goodwill as provided for in the new accounting standards. We do not believe that the results of these impairment tests will have a material impact on our financial position, net loss or cash flows. In addition, the LTD's selling, general and administrative expenses decreased approximately $1.5 million in the first half of 2002 compared to the first half of 2001. Expense reductions of $2.7 million were offset by higher non-cash long-term incentive plan expenses of $1.2 million. In the ICD, operating expenses in the first six months of 2002 were approximately $7.1 million lower than the first six months of 2001. This decrease is a result of the ICD's expense reductions implemented as part of its strategy to achieve positive cash flow as quickly as possible.

Net operating income (loss) increased approximately $15.7 million from a net operating loss of $0.4 million, or 0.4% of total revenues in the first six months of 2001, to net operating income of $15.3 million, or 16.8% of total revenues in the first six months of 2002. The increase is primarily attributable to expense reductions taken in both the LTD and the ICD. Net operating income in the LTD increased $5.5 million, or 29.5% , to $24.1 million in the first six months of 2002 from $18.6 million in the first six months of 2001. For the ICD, the net operating loss improved $10.2 million, or 53.5%, to $8.8 million in the six month period ended June 30, 2002 from $19.0 million in the six month period ended June 30, 2001.

Interest expense decreased $0.4 million to $32.2 million, or 35.4% of total revenues, in the first six months of 2002 compared to $32.6 million, or 36.0% of total revenues, in the first six months of 2001. The decrease in interest expense is primarily attributable to a lower weighted average interest rate offsetting a higher average outstanding balance of long-term debt during the first six months of 2002 compared to the first six months of 2001.

For the six month period ended June 30, 2002, we had other income of approximately $0.5 million compared to other expense of $6.0 million in the six month period ended June 30, 2001, a change of $6.5 million. The difference is primarily attributable to realized losses on the disposal of an equity security investment in the first quarter of 2001 of approximately $8.7 million for which no comparable losses were recognized in the first six months of 2002. An impairment charge of $2.1 million taken against the carrying value of an investment accounted for using the equity method is also included in other income for 2002.

Our net loss improved $23.7 million from a net loss of $41.4 million, or 45.6% of total revenues, in the first six months of 2001, to $17.7 million, or 19.5% of total revenues, in the first six months of 2002, as a result of the factors discussed above. The LTD had net income of $4.8 million in the first six months of 2002 compared to a net loss of $9.3 million in the first six months of 2001, an improvement of $14.1 million. For the six month periods ended June 30, 2002 and 2001, the ICD had a net loss of $22.5 million and $32.1 million, respectively, an improvement of $9.6 million. Our EBITDA increased $11.9 million from $27.8 million, or 30.7% of total revenues, in the first six months of 2001, to $39.7 million, or 43.8% of total revenues, in the first six months of 2002. The increase in EBITDA is primarily attributable to the expense reductions achieved in both the LTD and the ICD.

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Total revenues decreased $0.7 million, or 1.4%, to $44.8 million for the three months ended June 30, 2002 from $45.5 million for the same period of 2001. Revenues in the LTD for the second quarter of 2002 were $41.1 million, a $1.6 million decrease from the total revenues for the second quarter of 2001 of $42.7 million. The decrease is primarily attributable to bad debt charges of $1.5 million for pre-petition amounts of two customers that filed for bankruptcy.
For the three months ended June 30, 2002, the ICD had revenues of $3.7 million, a $0.9 million increase from revenues of $2.8 million for the three months ended June 30, 2001. An increase in the number of voice access and DSL connections accounted for most of the increase. Revenues from voice services, as a percentage of total revenues, were approximately 85.8% and 86.6% for the three months ended June 30, 2002 and 2001, respectively.

Total operating expenses decreased $6.8 million from $45.2 million, or 99.4% of total revenues, in the three month period ended June 30, 2001 to $38.4 million, or 85.8% of total revenues, in the three month period ended June 30, 2002. Operating expenses in the LTD were $30.0 million in the three months ended June 30, 2002 and $33.1 million in the three months ended June 30, 2001, a decrease of $3.1 million, or 9.4%. The decrease is attributable to a decrease in amortization expense of approximately $4.2 million as a result of the adoption of FAS 141, partially offset by an increase in noncash long-term incentive expenses of $1.4 million. In the ICD, operating expenses decreased $3.7 million, or 30.2%, to $8.4 million in the three months ended June 30, 2002 from $12.1 million in the three months ended June 30, 2001. The decrease is attributable to expense reductions taken in the ICD as it implemented its strategy to slow growth and achieve positive cash flow as quickly as possible.

Net operating income for the three month period ended June 30, 2002 increased approximately $6.1 million to $6.4 million from $0.3 million for the three month period ended June 30, 2001. As a percentage of total revenues, net operating income was 14.3% in the three months ended June 30, 2002 and 0.6% in the three months ended June 30, 2001. Comparing the three month period ended June 30, 2002 to the three month period ended June 30, 2001, net operating income increased $1.5 million in the LTD and $4.6 million in the ICD.

Interest expense decreased $0.3 million to $16.1 million for the second quarter of 2002 compared to $16.4 million in the second quarter of 2001, or 35.9% and 36.0% of total revenues, respectively. The decrease is attributable to lower weighted-average interest rates in the second quarter of 2002 compared to the second quarter of 2001.

Net loss improved $2.9 million to $9.3 million, or 20.8% of total revenues, in the three months ended June 30, 2002 from $12.2 million, or 26.8% of total revenues, in the three months ended June 30, 2001. Net income in the LTD was $2.1 million for the three months ended June 30, 2002 compared to net income of $3.7 million for the three months ended June 30, 2001, a decrease of $1.6 million, or 43.4%. The net loss in the ICD was $11.4 million for the three months ended June 30, 2002 compared to a net loss of $15.9 million for the three months ended June 30, 2001, an improvement of $4.5 million, or 28.2%. EBITDA increased $4.1 million to $18.5 million, or 41.3% of total revenues, in the three months ended June 30, 2002 from $14.4 million, or 31.7% of total revenues, in the three months ended June 30, 2001.


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

Operating Activities. For the six months ended June 30, 2002, we generated cash from operating activities of $12.1 million. For the same period in 2001, net cash used for operating activities was $29.7 million. The change is attributable to an improvement in our net loss of $23.7 million in the first six months of 2002 when compared to the first six months of 2001 primarily resulting from a reduction in our expenses in both the LTD and the ICD. In addition, the change in accounts payable and accrued expenses reflected a use of cash that was approximately $15.1 million higher in the first six months of 2001 compared to the first six months of 2002. Also, in the first six months of 2002, we received income tax refunds of approximately $6.5 million for which no comparable refunds were received in the same period of 2001.

Investing Activities. For the six months ended June 30, 2002, we used cash for investing activities in the amount of $0.7 million compared to cash used for investing activities of $1.0 million in the six month period ended June 30, 2001. Cash used in investing activities in the first quarter of 2002 was attributable to the purchase of telephone plant and equipment in the amount of $6.9 million. This was offset by $2.6 million in patronage capital dividends received from the RTFC, $1.5 million from the redemption of RTFC subordinated capital certificates and $2.1 million from changes in other assets. For the six months ended June 30, 2001, we used cash primarily for purchases of telephone plant and equipment of $26.0 million This was offset by proceeds from the sale of telephone plant and equipment, generated primarily from the sale of approximately 4,280 access lines in Illinois, of $13.7 million and changes in other assets of $11.2 million.

Financing Activities. For the six months ended June 30, 2002, net cash used in financing activities was $9.9 million and consisted primarily of payments on long-term debt of $10.0 million. For the six months ended June 30, 2001, net cash used for financing activities was $5.0 million and consisted primarily of payments on long-term debt of $5.6 million.

At June 30, 2002, we had negative working capital of $29.0 million compared to negative working capital of $26.6 million at December 31, 2001.

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

RTFC Debt Facilities

As of June 30, 2002, we had approximately $442.7 million in term loans outstanding with the RTFC. Of this amount, $432.1 million has fixed interest rates that range between 6.5% and 8.5%, with a weighted average rate approximating 7.94%. The fixed interest rates expire at various times, beginning April 2003 through April 2005, depending on the terms of the note, at which time they will convert to a variable rate. We have the ability to fix these interest rates after the date of expiration at the RTFC's then-prevailing interest rate for long-tem debt with similar maturities. The remaining $10.6 million in term loans have variable interest rates that range from 5.8% to 6.05% at June 30, 2002.

At June 30, 2002, we had a $7.8 million term loan fully available to be drawn with the RTFC. The $7.8 million term facility, which matures on September 29, 2014, is available to fund capital expenditures of Gulf Coast Services. However, as of December 29, 2003, the RTFC may, in its sole discretion, stop advancing funds under this facility.

As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates ("SCCs") that represent ownership interests in the RTFC. Depending on the loan agreement, we purchased SCCs equivalent to either 5% or 10% of the amount borrowed. The RTFC financed the purchase of the SCCs by increasing the balance advanced for a loan by an amount equal to the SCCs purchased. In December 2000, we refinanced our outstanding loan agreements with the RTFC and, at that time, agreed to increase the level of SCCs we owned to a balance equivalent to 10% of the outstanding balance remaining on all of the term loans.

At June 30, 2002, we owned $45.3 million in SCCs. The SCCs are redeemed annually, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year.

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

In addition to the term loans, we also have a secured line of credit and an unsecured line of credit with the RTFC. The secured line of credit is a $31.0 million facility that has no annual paydown provisions. The secured line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 6.75% at June 30, 2002. We had advanced $21.0 million against this line of credit at June 30, 2002, and the remaining $10.0 million is fully available to be drawn. The unsecured line of credit is a $10.0 million facility at Coastal Utilities, Inc. that is available for general corporate purposes and expires in March 2005. In addition, under the terms of the unsecured revolving line of credit agreement, we must repay all amounts advanced under the facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. The unsecured line of credit was fully advanced at June 30, 2002 and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points, or 7.25% at June 30, 2002.

The borrower for our loan and secured revolving line of credit agreements with the RTFC is our subsidiary, Madison River LTD Funding Corp. The loan facilities are secured by a first mortgage lien on substantially all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the facilities. The borrower for the unsecured line of credit is Coastal Utilities, Inc.

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

MRLTDF is required to test its compliance with certain financial ratios on an annual basis. At December 31, 2001, MRLTDF was in compliance with its financial ratios. At June 30, 2002, MRLTDF remained in compliance with its other financial and administrative covenants.

Senior Notes

We currently have $200.0 million in publicly traded 13 1/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the Securities and Exchange Commission and are subject to the terms and conditions of an indenture. At June 30, 2002, the senior notes had a carrying value of $197.6 million, which is net of a $2.4 million unamortized discount.

Under the terms of the indenture, we must comply with certain financial and administrative covenants. Among other things, we are restricted in our ability to incur additional indebtedness, to pay dividends, to redeem or repurchase equity interests, to make various investments or other restricted payments, to create certain liens or use assets as security in other transactions, to sell certain assets or utilize certain asset sale proceeds, to merge or consolidate with or into other companies or to enter into transactions with affiliates. At June 30, 2002, the Company was in compliance with the terms of the senior notes indenture.

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

Capital Requirements

Our business will require significant capital to fund working capital needs, debt service requirements, capital expenditures and cash flow deficits. In the near term, we expect that our primary uses of cash will include:

  * the maintenance of our current network infrastructure;
  * the development and integration of operating support systems and other automated back office systems;
  * scheduled principal and interest payments on our long-term debt;
  * real estate expenses in connection with our network facilities and operations;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel development.

We currently estimate that cash required to fund capital expenditures in 2002 will be less than $14.0 million. For the six months ended June 30, 2002, our capital expenditures were approximately $7.3 million. Our anticipated use of cash for capital expenditures in 2002 is significantly less than what we have incurred in prior years. This is a result of several factors. First, we have invested a significant amount in capital expenditures during the last two years to build-out and enhance our network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2002 will be directed toward maintaining our existing facilities. Second, we have experienced and anticipate slower growth in 2002 for the LTD than experienced in previous years. In addition, our new business plan for the ICD significantly reduces its rate of growth. Therefore, there will be less demand to expand our network facilities than we have seen in the past. After 2002, we expect to see stronger growth in our business, and, accordingly, we anticipate the level of capital expenditures to accelerate in those years.

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

On April 10, 2002, Madison River Telephone Company, the parent of the Company, announced the completion of an agreement with the former shareholders which, among other things, modified certain provisions of the shareholders agreement. Under the terms of the agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for 18.0 million Class A member units in MRTC valued at $1 per unit and three term notes issued by MRTC, in the aggregate principal amount of $20.0 million, payable over eight years and bearing interest at approximately 8.4% per annum. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right, beginning May 31, 2003 and ending September 30, 2007, to require CCI to redeem their remaining 150 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period.

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

Based on our business plan, we currently project that available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

  * the extent to which we consummate any significant additional acquisitions;
  * our success in achieving net positive cash flow in our CLEC operations and transport business;
  * the demand for our services in our existing markets;
  * our ability to acquire, develop and integrate the necessary operating support systems and other back office systems; and
  * regulatory, technological and competitive developments.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their estimated useful lives. We adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. We expect that application of the nonamortization provisions of the statements will result in a decrease in amortization expense of approximately $16.5 million per year. We determined that the goodwill related to our acquisitions, net of accumulated amortization, was not impaired as of January 1, 2002. During 2002, we will perform the required impairment tests in accordance with the statements. We do not believe that the results of these tests will have a material impact on our financial position, net loss or cash flows.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves certain implementation issues related to SFAS 121. We adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not have a material impact on our financial position, net loss or cash flows. However, if an impairment of the carrying value of any long-lived assets is indicated by the tests performed in accordance with this standard, then a corresponding charge will be recorded as part of our operating expenses on the statement of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of June 30, 2002, we had fixed rate secured debt with the RTFC of $432.1 million at a blended rate of 7.94%. The fixed rates on the notes expire from April 2003 to April 2005 at which time they will be adjusted. We have $10.6 million in term notes and $31.0 million under lines of credit with the RTFC that bear variable interest approximating a blended average rate of 6.7%. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $420,000 per annum on interest expense. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

                               Part II

Item 1.  Legal Proceedings

(a) Our subsidiary, Gulf Coast Services, sponsors an Employee Stock Ownership Plan ("ESOP") that was the subject of an application before the Internal Revenue Service ("IRS") for a compliance statement under the Voluntary Compliance Resolution Program. The application was filed with the IRS on May 17, 2000. According to the application, Gulf Coast Services made large contributions to the ESOP and to its 401(k) plan during 1997 and 1998, which caused the two plans to allocate amounts to certain employees in excess of the limits set forth in Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"). The administrative committees for both plans sought to comply with the requirements of Code Section 415 by reducing employees' allocations under the ESOP before any reductions of allocations under the 401(k) plan. Although this approach was consistent with Treasury Regulations under Code Section 415, it may not have been consistent with the terms of the plan documents. The application requested a compliance statement to the effect that any failure to comply with the terms of the plans would not adversely affect the plans' tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement.

We estimated that the cost to the ESOP of the corrective allocation described above was approximately $3.3 million. In the application, Gulf Coast Services requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account had an approximate value of $1.6 million, and the ESOP Loan Suspense Account had a value in excess of the $1.7 million needed for the full correction. However, based on discussions with the IRS and upon the recommendation of our advisors, during the second quarter of 2001, we withdrew our proposal to use the assets in the ESOP Loan Suspense Account as a source of funds to satisfy the obligation. Shortly thereafter, the IRS issued our Section 415 Compliance Statement and provided us with 150 days to institute the corrective actions. The correction period was then subsequently extended for thirty days to December 17, 2001. During the course of making the corrections as required by the compliance statement, additional administrative errors in the operation of the ESOP were found that affected years beginning January 1, 1995 through December 31, 1999. The newly discovered operational failures were interrelated with and directly affected the failures subject to the original compliance statement, and, therefore, the corrections under the original compliance statement could not be accurately completed.

In response to these new errors, we are currently undergoing an extensive review of the ESOP administration for the plan years 1995 through 1999. As part of this process, on June 7, 2002, we submitted a new application for a compliance statement under the Walk-In-Closing Agreement Program with the IRS. The new application restates our proposed corrections to be made for the operational failures disclosed in the first application as well as addresses our proposed corrections for the additional failures found in the administration of the ESOP. We are uncertain as to the timing for completing this process or the ultimate outcome of our new application with the IRS.

In June 2002, we secured the transfer of $1.7 million from the escrow account, established in connection with our acquisition of Gulf Coast Services, to the ESOP as required by the initial application. If future amounts are required to be contributed to the ESOP to comply with the Code, we will pursue other options currently available to us to obtain reimbursement of those funds, which may include seeking additional reimbursement from the escrow account. However, there is no assurance that we will be able to obtain any reimbursement from another source, and, therefore, we may be required to contribute to the Plan the funds needed to make up any shortfall. We do not believe that any future amounts required to be contributed to the ESOP as part of this corrective action will have a material adverse effect on our financial condition, results of operations or cash flows.

(b) On July 11, 2002, MCI WorldCom Communications, Inc. filed suit against Madison River Communications, LLC in the General Court of Justice Superior Court Division, Mecklenburg County, North Carolina (Civil Action No. 02-CVS-11454). Shortly thereafter, on July 21, 2002, WorldCom, Inc. and 200 of its subsidiaries filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (Chapter 11 Case No. 02-13533). In the Civil Action, WorldCom claims that it delivered telecommunications facilities and services for which it is entitled to in excess of $1.8 million. The Company refutes these assertions, intends to vigorously defend this matter and, if permitted by the Bankruptcy Court, may seek to lift the automatic stay and file appropriate counterclaims against WorldCom.

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

       3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)

     10.1.4 Amendment No. 1 to the Shareholders Agreement, dated April 10, 2002, by and among Coastal Communications, Inc. and Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust (incorporated by reference to Exhibit 10.1.4 to the Registrant's Current Report on Form 8-K dated April 10, 2002 (the "April Form 8-K"))

      10.28 Exchange Agreement, dated as of April 10, 2002, by and among Madison River Telephone Company, LLC, Coastal Communications, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust (incorporated by reference to Exhibit 10.28 of the April Form 8-K)


(b)  Reports on Form 8-K

     On April 11, 2002, we filed a Current Report on Form 8-K dated April 10, 2002 announcing the completion of the transaction with the former shareholders of Coastal Utilities, Inc. to exchange certain shares of their stock in Coastal Communications, Inc. for an equity interest in, and notes payable from, Madison River Telephone Company.

     On May 3, 2002, we filed a Current Report on Form 8-K dated May 1, 2002 announcing our first quarter operating and financial results for the period ended March 31, 2002.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MADISON RIVER CAPITAL, LLC

Date:  August 14, 2002                  /s/  PAUL H. SUNU
                                        -----------------------------------
                                        Name:  Paul H. Sunu
                                        Title: Managing Director, Chief
                                               Financial Officer and Secretary

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

       3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)

     10.1.4 Amendment No. 1 to the Shareholders Agreement, dated April 10, 2002, by and among Coastal Communications, Inc. and Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust (incorporated by reference to Exhibit 10.1.4 to the Registrant's Current Report on Form 8-K dated April 10, 2002 (the "April Form 8-K"))

      10.28 Exchange Agreement, dated as of April 10, 2002, by and among Madison River Telephone Company, LLC, Coastal Communications, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust (incorporated by reference to Exhibit 10.28 of the April Form 8-K)