Form 10-Q
period 2002-09-30
MADISON RIVER CAPITAL LLC
filed 2002-11-14
CIK 1111590

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002
                                      ------------------

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

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q


Part I - Financial Information                                             Page
                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - September 30, 2002
            (Unaudited) and December 31, 2001                                1
          Condensed Consolidated Statements of Operations and
            Comprehensive Loss (Unaudited) - Three and Nine Months
            Ended September 30, 2002 and 2001                                2
          Consolidated Statements of Member's Capital - Year Ended
            December 31, 2001 and Nine Months Ended September 30, 2002
            (Unaudited)                                                      3
          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Nine Months Ended September 30, 2002 and 2001      4
          Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                      5
Item  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              12
Item  3.  Quantitative and Qualitative Disclosures of Market Risks           24
Item  4.  Controls and Procedures............................................25

Part II - Other Information
Item  1.  Legal Proceedings                                                  25
Item  6.  Exhibits and Reports on Form 8-K                                   26
Signature                                                                    26
Certifications...............................................................27

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                   September 30,       December 31,
                                                                       2002                2001
                                                                  --------------     -----------------
Assets                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                        $    12,275         $    21,606
   Accounts receivable, less allowance for uncollectible accounts
     of $2,982 and $1,815 in 2002 and 2001, respectively                 12,822              14,305
   Receivables, primarily from interexchange carriers, less
     allowance for uncollectible accounts of $1,427 and $111
     in 2002 and 2001, respectively                                       7,377               8,826
   Other current assets                                                   6,782               6,461
                                                                       --------            --------
     Total current assets                                                39,256              51,198
                                                                       --------            --------

Telephone plant and equipment                                           477,442             468,950
Less accumulated depreciation and amortization                         (106,832)            (72,156)
                                                                       --------            --------
   Telephone plant and equipment, net                                   370,610             396,794
                                                                       --------            --------

Other assets:
   Rural Telephone Finance Cooperative stock, at cost                    46,052              46,798
   Goodwill, net of accumulated amortization of $41,259
     in 2002 and $41,318 in 2001                                        367,060             367,929
   Other assets                                                          26,865              33,859
                                                                       --------            --------
     Total other assets                                                 439,977             448,586
                                                                       --------            --------

     Total assets                                                   $   849,843         $   896,578
                                                                       ========            ========


Liabilities and member's capital
Current liabilities:
   Accounts payable and accrued expenses                            $    30,672         $    40,500
   Other current liabilities                                              8,786               6,873
   Current portion of long-term debt                                     25,705              30,408
                                                                       --------            --------
     Total current liabilities                                           65,163              77,781
                                                                       --------            --------

Noncurrent liabilities:
   Long-term debt                                                       641,052             649,610
   Other liabilities                                                     72,227              62,969
                                                                       --------            --------
     Total noncurrent liabilities                                       713,279             712,579
                                                                       --------            --------

     Total liabilities                                                  778,442             790,360

Redeemable minority interest                                              5,000              46,825

Member's capital:
   Member's interest                                                    252,684             213,584
   Accumulated deficit                                                 (186,297)           (154,221)
   Accumulated other comprehensive income                                    14                  30
                                                                       --------            --------
     Total member's capital                                              66,401              59,393
                                                                       --------            --------

     Total liabilities and member's capital                         $   849,843         $   896,578
                                                                       ========            ========


           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                               ---------------------------  -------------------------
                                                     2002        2001            2002        2001
                                                     ----        ----            ----        ----
Operating revenues:
  Local service                                   $  34,412   $  35,025       $ 103,210   $ 104,768
  Long distance service                               4,187       4,121          12,312      12,247
  Internet and enhanced data service                  3,971       2,671          11,298       7,439
  Transport service                                     899       1,116           2,623       1,978
  Miscellaneous telecommunications
    service and equipment                             3,376       3,855           8,157      11,046
                                                   --------    --------        --------    --------
      Total operating revenues                       46,845      46,788         137,600     137,478
                                                   --------    --------        --------    --------

Operating expenses:
  Cost of services                                   14,527      18,623          43,547      51,967
  Depreciation and amortization                      13,453      13,933          37,901      42,139
  Selling, general and administrative expenses       15,028      12,759          37,052      42,259
                                                   --------    --------        --------    --------
    Total operating expenses                         43,008      45,315         118,500     136,365
                                                   --------    --------        --------    --------

Operating income                                      3,837       1,473          19,100       1,113

Interest expense                                    (15,986)    (16,104)        (48,149)    (48,723)
Other (expense) income, net                          (3,382)        322          (2,847)     (5,662)
                                                   --------    --------        --------    --------

Loss before income tax expense and minority
  interest expense                                  (15,531)    (14,309)        (31,896)    (53,272)

Income tax benefit (expense)                          1,177       1,037              95        (825)
                                                   --------    --------        --------    --------

Loss before minority interest expense               (14,354)    (13,272)        (31,801)    (54,097)

Minority interest expense                              -           (275)           (275)       (800)
                                                   --------    --------        --------    --------
Net loss                                            (14,354)    (13,547)        (32,076)    (54,897)

Other comprehensive income (loss):
  Unrealized (losses) gains on marketable
    equity securities                                (1,694)        (62)         (4,465)        241
  Reclassification adjustment for losses
    included in net loss                              4,480        -              4,449       4,343
                                                   --------    --------        --------    --------
      Other comprehensive income (loss)               2,786         (62)            (16)      4,584
                                                   --------    --------        --------    --------

Comprehensive loss                                $ (11,568)  $ (13,609)      $ (32,092)  $ (50,313)
                                                   ========    ========        ========    ========



           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                  Consolidated Statements of Member's Capital
                            (Dollars in thousands)

                                                                             Accumulated
                                                                                Other
                                               Member's     Accumulated     Comprehensive
                                               Interest       Deficit       Income (Loss)        Total
                                               --------     -----------     -------------      ---------
Balance at December 31, 2000                  $ 213,054     $  (79,292)       $ (4,661)        $ 129,101
  Member's capital contribution                     530           -               -                  530
  Net loss                                         -           (74,929)           -              (74,929)
  Other comprehensive income                       -              -              4,691             4,691
                                               --------       --------          ------          --------
Balance at December 31, 2001                    213,584       (154,221)             30            59,393
  Member's capital redemption                    (2,000)          -               -               (2,000)
  Exchange of minority interest
    (see Note 10)                                41,100           -               -               41,100
  Net loss                                         -           (32,076)           -              (32,076)
  Other comprehensive loss                         -              -                (16)              (16)
                                               --------       --------          ------          --------
Balance at September 30, 2002 (unaudited)     $ 252,684     $ (186,297)       $     14         $  66,401
                                               ========       ========          ======          ========






           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                      --------------------------------
                                                                           2002              2001
                                                                        ----------        ----------
Operating activities
Net cash provided by (used for) operating activities                    $   14,993        $  (40,876)
                                                                          --------          --------
Investing activities
Purchases of telephone plant and equipment                                 (11,161)          (34,352)
Proceeds from sales of telephone plant and equipment                          -               13,547
Patronage capital received from Rural Telephone Finance Cooperative          2,570             2,764
Redemption of Rural Telephone Finance Cooperative stock, net                   746               148
Change in other assets                                                         185            12,085
                                                                          --------          --------
Net cash used for investing activities                                      (7,660)           (5,808)
                                                                          --------          --------

Financing activities
Capital contributions from member                                             -                  530
Redemption of member's interest                                             (2,000)             -
Redemption of minority interest                                             (1,000)             -
Proceeds from long-term debt                                                11,778             7,000
Payments on long-term debt                                                 (25,172)          (10,372)
Change in other long-term liabilities                                         (270)              (80)
                                                                          --------          --------
Net cash used for financing activities                                     (16,664)           (2,922)
                                                                          --------          --------

Net decrease in cash and cash equivalents                                   (9,331)          (49,606)

Cash and cash equivalents at beginning of year                              21,606            63,410
                                                                          --------          --------

Cash and cash equivalents at end of nine month period                   $   12,275        $   13,804
                                                                          ========          ========


           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
             Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  GENERAL

Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC ("MRTC"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company offers integrated telecommunications services to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States which include local and long distance voice, high speed data, internet access and fiber transport. These consolidated financial statements include the financial position and results of operations of the following subsidiaries of the Company: Madison River Holdings Corp. ("MRH"), Madison River LTD Funding Corp. ("MRLTDF"), Mebtel, Inc., Gallatin River Holdings, LLC and its subsidiary, Gulf Coast Services, Inc. and its subsidiaries, Coastal Communications, Inc. ("CCI") and its subsidiaries, Madison River Management Company ("MRM"), Mebtel Long Distance Solutions, Inc., Madison River Long Distance Solutions, Inc., Madison River Communications, LLC ("MRC") and Gulf Communications, LLC.

Prior to the formation of the Company in 1999, all operations were consolidated at MRTC. Concurrent with the formation of the Company, all operations are consolidated at the Company level. The primary purpose for which the Company was organized was the acquisition, integration and operation of rural local exchange telephone companies. Since January 1998, the Company has acquired four rural incumbent local exchange carriers ("ILECs") located in North Carolina, Illinois, Alabama and Georgia. These rural ILEC operations, which comprise the Local Telecommunications Division (the "LTD"), served approximately 208,100 voice access and digital subscriber line ("DSL") connections as of September 30, 2002. The operations of the ILECs are subject to federal, state and local regulation.

The Company also operates as a competitive local exchange carrier ("CLEC") in markets in North Carolina, Illinois and Louisiana, as well as provides fiber transport services to large businesses and other carriers, primarily in the southeastern United States. The CLEC and fiber transport operations form the Integrated Communications Division (the "ICD") and that division served approximately 16,790 voice access and DSL connections at September 30, 2002.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain amounts in the condensed consolidated financial statements presented for prior periods have been reclassified to conform to the September 30, 2002 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


3.  TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment consisted of the following at:

                                         September 30,       December 31,
                                             2002                2001
                                         -------------       ------------
                                                  (in thousands)
Land, buildings and general equipment     $  63,604           $  63,978
Central office equipment                    145,226             130,098
Poles, wires, cables and conduit            231,539             224,577
Leasehold improvements                        2,542               2,484
Software                                     16,794              17,308
Construction-in-process                      17,737              30,505
                                           --------            --------
  Total telephone plant and equipment     $ 477,442           $ 468,950
                                           ========            ========


4.  GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives can no longer be amortized after December 31, 2001 but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company expects that application of the nonamortization provisions of the statements will result in a decrease in amortization expense of approximately $16.5 million per year.

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

During the third quarter of 2002, the Company elected to decommission a switch and remove it from service. Net goodwill associated with the switch of $868,000, which represented the excess of the purchase price paid for the switch over its fair market value at the date of purchase, was deemed to be impaired and was charged to amortization expense in accordance with the statements.

In previous years, the Company's goodwill, which reflects the excess of the purchase price paid for the Company's acquisitions over the fair value of the assets acquired, was amortized using the straight-line method over 25 years. For the third quarter and the nine months ended September 30, 2001, had the Company been subject to the provisions of the statements, net loss would have been reported as follows (in thousands):

                 For the third quarter ended                    For the nine months ended
                     September 30, 2001                            September 30, 2001
             -----------------------------------         --------------------------------------
                          Amortization                                  Amortization
             As reported    expense     Pro forma         As reported     expense     Pro forma
             -----------  ------------  ---------         -----------   ------------  ---------
  Net loss  $ (13,547)      $ 4,092     $ (9,455)         $ (54,897)     $ 12,442     $ (42,455)
             ========        ======      =======           ========        ======      ========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

5.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit outstanding consisted of the following at:

                                                                       September 30,     December 31,
                                                                           2002              2001
                                                                       -------------     ------------
                                                                               (in thousands)
First mortgage notes collateralized by substantially all LTD assets:
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 6.5% (rate expires September 2003).                    $  12,309         $  12,906
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 8.15% (rate expires April 2003).                           6,243             6,545
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the
    RTFC's base rate plus 0.5% (5.8% at September 30, 2002).                   998             1,043
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 6.7% (rate expires November 2004).                       107,381           112,014
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (6.05% at September 30, 2002).               5,802             6,031
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires April 2003).                           70,934            71,684
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (6.05% at September 30, 2002).               3,699             3,846
  RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires October 2004).                        127,265           132,207
  RTFC note payable in escalating quarterly principal installments beginning in November 2003 through August 2014 (initial quarterly installment of $129), interest due quarterly at the RTFC's base rate
    plus 0.35% (5.65% at September 30, 2002).                                7,778              -
  RTFC note payable in escalating quarterly principal installments through February 2015, interest payments due quarterly at a
    fixed rate of 8.5% (rate expires April 2005).                          102,952           106,462
  RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line
    of credit base rate plus 0.5% (6.75% at September 30, 2002).            21,000            17,000
RTFC unsecured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line of credit base
  rate plus 1.0%.                                                             -               10,000
Mortgage note payable in monthly installments of $18 with a
  balloon payment of $2,238 in April 2006, interest at a
  fixed rate of 8%, secured by land and building.                            2,332             2,349
Unsecured 13 1/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
  debt discount of $2,329 and $2,462, respectively.                        197,671           197,538
Other                                                                          393               393
                                                                          --------          --------
                                                                           666,757           680,018
Less current portion                                                        25,705            30,408
                                                                          --------          --------
                                                                         $ 641,052         $ 649,610
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

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is, among other things,
(i) restricted from declaring or paying dividends to MRH, its parent, under specified circumstances; (ii) limited in its ability to make intercompany loans or enter into other affiliated transactions; and (iii) restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. MRLTDF is required to test its compliance with certain financial ratios defined in the loan agreement on an annual basis. At September 30, 2002 and December 31, 2001, MRLTDF was in compliance with the terms and conditions of the loan agreement.

The $31.0 million secured revolving line of credit between the RTFC and MRLTDF expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At September 30, 2002, MRLTDF had drawn down $21.0 million under this line of credit with the remaining $10.0 million fully available to MRLTDF.

During the third quarter of 2002, Coastal Utilities, Inc. repaid a fully-drawn $10.0 million unsecured revolving line of credit from the RTFC. The unsecured line of credit remains fully available to Coastal Utilities, Inc. and expires in March 2005. This unsecured line of credit contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum.

Also, during the third quarter of 2002, MRLTDF borrowed $7.8 million under an available term loan facility with the RTFC. In accordance with the terms of the loan facility, MRLTDF purchased subordinated capital certificates equivalent to 10% of the amount advanced under this term loan, or approximately $778,000, and used proceeds from the facility to finance the subordinated capital certificates purchase. Interest on this facility is payable at the lender's base rate plus 0.35% per annum, or 5.65% at September 30, 2002.

Under the terms of the indenture that govern the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests,
(iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At September 30, 2002, the Company was in compliance with the terms of the senior notes indenture.


6.  AVAILABLE FOR SALE MARKETABLE EQUITY SECURITY

On March 15, 2002, Georgia PCS Management, L.L.C., a limited liability company in which the Company owned approximately 15% of the outstanding member interests and accounted for as an equity method investment, was acquired by US Unwired Inc., a publicly traded Sprint PCS affiliate. In exchange for its ownership interest in Georgia PCS, the Company received approximately 800,000 shares of US Unwired Class A common stock. The Company valued the shares at their fair market value of $5.1 million at the date of the exchange. The shares are subject to certain restrictions that limit the ability of the Company to dispose of them for a specified period of time.

The shares have been accounted for as an available for sale marketable equity security. Accordingly, changes in the fair market value of the shares have been reflected as other comprehensive income or loss. During the third quarter of 2002, the Company deemed that the decline in the fair market value of the shares from the date of the transaction was other than a temporary decline and correspondingly recognized a realized loss of $4.5 million related to the shares. The loss is reflected in other expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

7.  EQUITY METHOD INVESTMENT

During the second quarter of 2002, the Company recognized an impairment charge of $2.1 million on an investment in an unconsolidated company, US Carrier Telecom, LLC, that is accounted for using the equity method of accounting. The impairment charge was recognized for a decline in the fair value of the investment deemed to be other than temporary and is included in other expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.


8.  RESTRUCTURING CHARGES

In the third quarter of 2002, the Company realigned each of the ICD's operating regions in North Carolina, Illinois and New Orleans as true edge-out operations of the Company's rural ILECs. The rural ILECs assumed responsibility for managing and operating the respective operating regions. Accordingly, the Company recorded a restructuring charge of $2.7 million related to the decision to realign the ICD's operations under the rural ILECs for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. Of the restructuring charge, MRC recognized $2.6 million and MRM recognized $0.1 million. The charge was recognized in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities that will no longer be used, net of estimated sublease income, the expenses associated with decommissioning a switch, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, elimination of certain personnel and related expenses.

As of September 30, 2002, the following amounts were recorded related to this restructuring charge:

                                                            Third quarter 2002
                                        Restructuring          charges and           Balance at
                                           charge               payments         September 30, 2002
                                        -------------       ------------------   ------------------
  Future lease obligations                $  1,541              $    46               $  1,495
  Telephone plant and equipment                843                  685                    158
  Employee separation expenses                 299                   59                    240
                                           -------               ------                -------
                                          $  2,683              $   790               $  1,893
                                           =======               ======                =======

In the fourth quarter of 2001, MRC recorded a $2.8 million restructuring charge associated with its decision to reduce its sales and marketing efforts and eliminate redundant support services. This charge was also recognized in accordance with EITF 94-3. The amounts recorded consist primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, redundant network operations centers and future switching facilities, net of any estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities and legal related expenses.

As of September 30, 2002, the following amounts were recorded related to this restructuring charge:

                               Balance at           2002           Balance at
                            December 31, 2001     payments     September 30, 2002
                            -----------------     --------     ------------------
                                               (in thousands)
  Future lease obligations      $  1,918          $   962           $   956
  Legal related expenses             200               80               120
                                  ------           ------            ------
                                $  2,118          $ 1,042           $ 1,076
                                  ======           ======            ======

The remaining liability for the restructuring charges as of September 30, 2002 is reflected as $1.3 million in accrued expenses and $1.7 million in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


9.  SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Although both segments provide telecommunication services, financial and operating results of the segments are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income (loss) for each segment for the three and nine month periods ended September 30, 2002 and 2001:

                                       Three Month Period Ended             Nine Month Period Ended
                                     -----------------------------      -------------------------------
                                     September 30,   September 30,      September 30,     September 30,
                                         2002            2001               2002              2001
                                     -------------   -------------      -------------     -------------
                                                              (in thousands)
     Total revenues
       LTD                            $  44,025       $  43,523          $  128,756        $  130,678
       ICD                                3,872           4,116              11,619             8,954
                                        -------         -------            --------          --------
                                         47,897          47,639             140,375           139,632
     Less intersegment revenues          (1,052)           (851)             (2,775)           (2,154)
                                        -------         -------            --------          --------
       Total reported revenues        $  46,845       $  46,788          $  137,600        $  137,478
                                        =======         =======            ========          ========
     Net operating income (loss):
       LTD                            $  12,560       $   9,504          $   36,651        $   28,113
       ICD                               (8,723)         (8,031)            (17,551)          (27,000)
                                        -------         -------            --------          --------
       Total reported net operating
         income                       $   3,837       $   1,473          $   19,100        $    1,113
                                        =======         =======            ========          ========

At September 30, 2002 and December 31, 2001, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                              September 30,      December 31,
                                                  2002              2001
                                              -------------     ------------
                                                      (in thousands)
           Total assets:
             LTD                                $   869,046       $   895,912
             ICD                                    472,560           506,239
                                                  ---------         ---------
                                                  1,341,606         1,402,151
             Less intersegment assets              (491,763)         (505,573)
                                                  ---------         ---------
             Total reported assets              $   849,843       $   896,578
                                                  =========         =========


10.  MINORITY INTEREST

As part of the consideration paid in the acquisition of Coastal Utilities, Inc., the Company issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI. In February 2001, the holders of the Series B stock notified the Company of their exercise of the put option.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

10.  MINORITY INTEREST, Continued

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


11.  RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves certain implementation issues related to SFAS 121. The Company adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not have a material impact on the financial position, net loss or cash flows of the Company. However, if an impairment of the carrying value of any long-lived assets is indicated by the tests performed in accordance with this standard, then a corresponding charge will be recorded as part of operating expenses on the statement of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by the Company in 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company's results of operations or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's results of operations or financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involves risks and uncertainties. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

  * the competition in, and the financial stability of, the telecommunications industry;
  * the passage of legislation, court decisions or regulatory changes adversely affecting the telecommunications industry;
  * our ability to repay our outstanding indebtedness;
  * our ability to raise additional capital on acceptable terms and on a timely basis; and
  * the advent of new technology.

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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Overview

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At September 30, 2002, we had approximately 224,890 voice and DSL connections in service.

We are organized into two operating divisions, the LTD and the ICD. The LTD is responsible for the integration, operation and development of our established markets that consist of four ILECs acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD operates as a CLEC using an edge-out strategy whereby markets were established in territories that were in close proximity to our rural ILECs. The ICD currently provides services to medium and large customers in three edge-out markets: the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and the New Orleans, Louisiana region. By using an edge-out strategy, the ICD had access to a broad range of experienced and efficient resources provided by our ILECs to utilize during the development of its operations. During the third quarter of 2002, we completed the process by realigning the ICD as a true edge-out operation from our ILECs, combining the management and operating responsibility for the ICD's operating regions under the control of the respective ILECs. We are currently certified in ten states as a CLEC (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee and Illinois) and in 11 states as a long distance provider (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee,
Kentucky and Illinois).

In addition to its CLEC operations, the ICD has also been developing a transport business that provides transport and IP transit services to other carriers and large businesses along its approximately 2,300 route miles of fiber optic network. The majority of this network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. The Company has designated Atlanta and Dallas as its Internet egress points. The ICD's transport business is currently providing services in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas. Because we have found the fiber transport business to be extremely competitive and price driven, we do not anticipate actively expanding this line of business at this time. Consequently, the main value being derived from this fiber optic network is in support of our dial-up and DSL Internet services provided in both the LTD and the ICD, which use our network to connect to the Internet.

Our current business plan is focused on improving cash flows for the enterprise. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of ILECs in rural markets. In acquiring our four ILECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. The LTD is continuing the development of these established markets with successful marketing of vertical services and DSL products and is controlling expenses through the use of business process management tools. In the ICD, our strategy is to focus on developing a profitable customer base and to generate sustainable positive cash flow from the division. In order to achieve positive cash flow, we intentionally slowed the rate of growth in this division to allow us to capitalize on the revenues generated by currently installed lines while simultaneously reducing our expenses and capital expenditures.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of voice and data communications services to customers in our established markets. For the quarter ended September 30, 2002, approximately 92% of our operating revenues came from the LTD. Our business plan is to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access and enhanced data and other services. Our transport business, which provides services to other carriers and major accounts, will grow revenues only if certain profit margins are obtained without making significant additional capital investments and will support our retail Internet service business.

The sale of communications services to customers in our ILEC markets will continue to provide the predominant share of our revenues for the foreseeable future while we slow the rate of growth in our ICD operations. We are currently experiencing a decline in the number of voice access lines in service in the LTD, primarily in the Illinois and Georgia ILECs. A persistent weakness in the local economies of our Illinois operations has led to the decline in voice access lines in that market. At Coastal Utilities in Georgia, the loss in voice access lines is attributable to our proximity to Fort Stewart and the large number of troop deployments currently ongoing. Though we do not provide telephone services to Fort Stewart, the effect on the local community from the deployments in terms of small business growth and lower demand for off-base housing impacts our operations. The number of DSL subscribers continues to grow though at a slower sequential rate than we have experienced in the past. This is primarily due to our achievement of a market penetration for our DSL product in our markets that is comparable to reported national averages for high-speed Internet access (DSL and cable modem) penetration and competitive pressures.

In the near term, we anticipate that revenues from the ICD will remain fairly comparable to current levels. We are focusing our efforts on adding only customers that meet certain profitability criteria and increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

We will continue to offer bundled services and to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts.

Recent bankruptcies by interexchange carriers, including MCI WorldCom and Global Crossing, have impacted our financial results including revenues, EBITDA and cash flows. The final resolution of these bankruptcies through the legal process and/or any regulatory changes that may arise from these events may have a material impact on our business. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on LECs, we may be unable to appropriately protect ourselves against the financial impact associated with any future bankruptcies of interexchange carriers or other telecommunication providers.

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

In developing the ICD, we made a significant investment in the buildout of our fiber network and asynchronous transfer mode, or ATM, and time division modulation, or TDM, switching platforms and in the establishment of an efficient marketing, sales and provisioning infrastructure. As a result, ICD's operating expenses increased at a significant pace. During much of 2001, we focused our efforts on resizing the ICD organization to better align it with our market opportunities and reduce the growth in operating expenses accordingly. As part of this transition, in the fourth quarter of 2001, the ICD intentionally slowed the rate at which it was adding new voice and DSL connections in order to allow the ICD to move more quickly towards generating positive cash flow. With slower planned growth, fewer sales personnel were needed, and, as a result, fewer provisioners, sales engineers, customer care and other support personnel were required. The ICD also reduced its facility and overhead costs. Accordingly, the ICD significantly reduced its cash utilization. In the third quarter of this year, we completed the development of the ICD as a true edge-out CLEC by placing the responsibility of managing and operating the ICD's markets with our respective ILECs which allowed additional reductions in operating expenses and overhead. As a result of these efforts, we have experienced significant reductions in operating expenses in the ICD that are sustainable. We expect that the ICD's operating expenses will remain moderately consistent in the near term as the impact of implementing these changes continue to be reflected in our operating results. Once the ICD begins generating cash from its operations, we intend to reinvest the cash in the ICD to fund its growth.

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

We have a resale agreement with Global Crossing to provide long distance transmission services. This agreement contains minimum volume commitments. Although we believe that we will meet these commitments, we may not be successful in generating adequate long distance business to absorb our minimum volume commitment and will be required to pay for long distance transmission services that we are not using.


Selling, general and administrative expenses

Selling, general and administrative expenses include:

  * selling and marketing expenses;
  * expenses associated with customer care;
  * billing and other operating support systems; and
  * corporate expenses.

We market our business services through agency relationships and professional sales people. We market our consumer services primarily through our professional customer sales and service representatives. We offer competitive compensation packages including sales commissions and incentives.

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

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise as we expand from our established markets, operating losses in our edge-out markets in which the ICD operates have materially decreased our EBITDA in recent quarters and may continue to lower our EBITDA over the near-term as we work to make the ICD EBITDA positive. Further, our business plan requires additional capital expenditures necessary to deliver high quality integrated communications services and solutions. We anticipate that most of our capital expenditures will be directed at maintaining our existing networks and to accommodate growth in demand for our services. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain our target levels for expenses or profitability. We may not be able to generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results may differ from our current projections, and those differences may be material.

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

Results of Operations

Nine Months ended September 30, 2002 compared to Nine Months ended September 30, 2001

Total revenues for the nine months ended September 30, 2002 were $137.6 million, an increase of $0.1 million from the $137.5 million in total revenues for the nine month period ended September 30, 2001. Revenues in the LTD decreased approximately $2.6 million, or 2.0%, to $126.0 million in the first nine months of 2002 from $128.6 million in the first nine months of 2001. Revenues from Internet dial-up services, DSL services and high speed special access services increased approximately $3.3 million from the prior year due to an increase in the number of DSL subscribers. This increase was offset by decreases of $2.6 million in local service revenues and $2.9 million in miscellaneous revenues. The decrease in local service revenues is attributable to anticipated lower network access revenues at Gulf Coast Services as a result of lower Universal Support Fund receipts in the first nine months of 2002 compared to the same period of 2001 and the impact from the sale of 4,280 voice access lines comprising the Staunton and Livingston exchanges in Illinois in May 2001. The decrease in miscellaneous revenues is primarily attributable to bad debt charges that approximated $1.7 million for pre-petition amounts of two customers, MCI WorldCom and Global Crossing, that filed for bankruptcy in 2002. Revenues in the ICD increased approximately $2.7 million, or 30.1%, to $11.6 million in the first nine months of 2002 from $8.9 million in the first nine months of 2001 and is the result of a higher average number of voice access and DSL connections in service in 2002 compared to 2001 and growth in our transport business. Revenues from transport services in the first nine months of 2002 were $2.6 million compared to revenues from transport services of $2.0 million in the first nine months of 2001.

Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 84.0% and 85.1% for the nine months ended September 30, 2002 and 2001, respectively. The LTD and the ICD provided approximately 91.6% and 8.4% of total revenues, respectively.

Total operating expenses decreased $17.9 million from $136.4 million, or 99.2% of total revenues in the first nine months of 2001, to $118.5 million, or 86.1% of total revenues in the first nine months of 2002. The decrease is primarily attributable to expense reductions in both the LTD and the ICD and our adoption of a new accounting standard in the first quarter of 2002. In the LTD, operating expenses were approximately $89.4 million in the first nine months of 2002, a decrease of approximately $11.1 million, or 11.0%, from $100.5 million in the first nine months of 2001. The decrease is primarily attributable to the $9.3 million decrease in depreciation and amortization expense in the first nine months of 2002 compared to the same period in 2001 as a result of our adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) in the first quarter of 2002. Under the guidelines of SFAS 141, companies are no longer permitted to amortize the goodwill carried on their balance sheets. Through December 31, 2001, we amortized our goodwill, which is the amount by which the purchase price we paid for our acquisitions exceeded the fair value of the net assets we acquired, on a straight-line basis over 25 years. In the first nine months of 2001, this method of accounting for goodwill resulted in approximately $12.4 million in amortization expense. Beginning on January 1, 2002, we no longer amortized our goodwill but will perform required impairment tests of the carrying value of our goodwill as provided for in the new accounting standards. We do not believe that the results of these impairment tests will have a material impact on our financial position, net loss or cash flows. Cost of services in the LTD decreased approximately $1.8 million in the first nine months of 2002 compared to the same period in 2001 primarily as a result of expense reductions. The LTD's selling, general and administrative expenses were substantially equivalent in the first nine months of 2002 compared to the first nine months of 2001. However, selling, general and administrative expenses in the first nine months of 2002 reflect higher non-cash long-term incentive plan expenses of approximately $2.6 million and a restructuring charge of $0.1 million. Excluding these items, the LTD's selling, general and administrative expenses would have decreased approximately $2.8 million, or 9.5%, in the first nine months of 2002 compared to the first nine months of 2001.

In the ICD, operating expenses in the first nine months of 2002 were approximately $6.8 million, or 18.9%, lower than the first nine months of 2001, reflecting the ICD's strategy to achieve positive cash flow as quickly as possible with a slower targeted growth rate and significant expense reductions. Cost of services decreased approximately $6.6 million, or 38.5%, primarily as a result of lower personnel costs and circuit expenses. Selling, general and administrative expenses decreased $5.2 million, or 42.8%, primarily due to savings from a smaller sales, marketing and engineering support function. Included in selling, general and administrative expenses in the first nine months of 2002 is approximately $2.6 million for a restructuring charge. Excluding the impact of the restructuring charge, selling, general and administrative expenses in the ICD would have decreased approximately $7.8 million, or 63.8%. These decreases in cost of services and selling, general and administrative expenses were offset by an increase in depreciation and amortization expenses of $5.0 million, or 77.7%.

Net operating income increased approximately $18.0 million from net operating income of $1.1 million, or 0.8% of total revenues in the first nine months of 2001, to net operating income of $19.1 million, or 13.9% of total revenues in the first nine months of 2002. The increase is primarily attributable to expense reductions taken in both the LTD and the ICD. Net operating income in the LTD increased $8.5 million, or 30.4%, to $36.6 million in the first nine months of 2002 from $28.1 million in the first nine months of 2001. For the ICD, the net operating loss improved $9.5 million, or 35.0%, to $17.5 million in the nine month period ended September 30, 2002 from $27.0 million in the nine month period ended September 30, 2001.

Interest expense decreased $0.6 million to $48.1 million, or 35.0% of total revenues, in the first nine months of 2002 compared to $48.7 million, or 35.4% of total revenues, in the first nine months of 2001. The decrease in interest expense is primarily attributable to a lower weighted average interest rate offsetting a higher average outstanding balance of long-term debt during the first nine months of 2002 compared to the first nine months of 2001.

For the nine month period ended September 30, 2002, we had other net expenses of approximately $2.8 million compared to other net expenses of $5.6 million in the nine month period ended September 30, 2001, a change of $2.8 million. Included in other expense for the first nine months of 2002 is a $4.5 million realized loss for a decrease in the fair market value of our investment in US Unwired Inc. common stock that was deemed to be other than temporary and an impairment charge of $2.1 million taken against the carrying value of our investment in US Carrier Telecom, LLC that is accounted for using the equity method. Included in other net expenses for the first nine months of 2001 are realized losses on the disposal of an equity security investment in Illuminet, Inc. common stock in the first quarter of 2001 of approximately $8.7 million.

Our net loss improved $22.8 million from a net loss of $54.9 million, or 39.9% of total revenues, in the first nine months of 2001, to $32.1 million, or 23.3% of total revenues, in the first nine months of 2002, as a result of the factors discussed above. The LTD had net income of $5.8 million in the first nine months of 2002 compared to a net loss of $8.1 million in the first nine months of 2001, an improvement of $14.0 million. For the nine month periods ended September 30, 2002 and 2001, the ICD had a net loss of $37.9 million and $46.7 million, respectively, an improvement of $8.8 million. Our EBITDA increased $13.7 million from $43.3 million, or 31.5% of total revenues, in the first nine months of 2001, to $57.0 million, or 41.4% of total revenues, in the first nine months of 2002. The increase in EBITDA is primarily attributable to the expense reductions achieved in both the LTD and the ICD.


Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Total revenues for the three months ended September 30, 2002 and 2001 were $46.8 million in each period. Revenues in the LTD for the third quarter of 2002 were $43.0 million, a $0.4 million, or 1.0%, increase from revenues of $42.6 million for the third quarter of 2001. The increase is attributable to an increase in the number of DSL subscribers. Revenues from Internet dial-up services, DSL and high speed special access services in the third quarter of 2002 increased approximately $1.2 million from the same period in the prior year. Local service revenues decreased approximately $0.5 million primarily due to anticipated lower access revenues at Gulf Coast Services as a result of lower Universal Support Fund receipts. Miscellaneous revenues for the LTD in the third quarter of 2002 decreased $0.3 million from the third quarter of 2001 primarily due to bad debt charges of $0.4 million for pre-petition amounts of MCI WorldCom, that filed for bankruptcy. For the three months ended September 30, 2002, the ICD had revenues of $3.8 million, a $0.4 million decrease from revenues of $4.2 million for the three months ended September 30, 2001. The decrease in the number of voice access and DSL connections and the ICD's focus on more profitable customers accounted for the decrease. Revenues from voice services, as a percentage of total revenues, were approximately 82.4% and 83.7% for the three months ended September 30, 2002 and 2001, respectively.

Total operating expenses decreased $2.3 million from $45.3 million, or 96.9% of total revenues, in the third quarter of 2001 to $43.0 million, or 91.8% of total revenues, in the third quarter of 2002. Operating expenses in the LTD were $30.4 million in the third quarter of 2002 and $33.1 million in the third quarter of 2001, a decrease of $2.7 million, or 8.0%. The decrease is attributable to a decrease in cost of services of $1.6 million, primarily as a result of expense reductions implemented, and a decrease in amortization expense of approximately $4.1 million, as a result of the adoption of SFAS 141. These decreases were partially offset by an increase in depreciation expense of approximately $1.5 million and higher non-cash long-term incentive expenses of $1.5 million in the third quarter of 2002 compared to the third quarter of 2001. In the ICD, operating expenses increased $0.4 million, or 2.8%, to $12.6 million in the third quarter of 2002 from $12.2 million in the third quarter of 2001. The increase is attributable to higher depreciation and amortization expenses of $2.1 million and selling, general and administrative expenses of $0.7 million in the third quarter of 2002 compared to the third quarter of 2001. Included in depreciation and amortization expense is approximately $868,000 for the write-off of goodwill associated with a switch decommissioned in the third quarter of 2002. The remaining increase is from a higher average base of telephone plant and equipment in service in the third quarter of 2002 compared to the third quarter of 2001. The increase in selling, general and administrative expenses reflects a $2.6 million restructuring charge taken in the third quarter by the ICD. Excluding the impact of the restructuring charge, selling, general and administrative expenses in the third quarter of 2002 would have decreased approximately $1.8 million, or 51.6%, from the third quarter of 2001 due to the ICD's strategy to achieve positive cash flow as quickly as possible with a slower targeted growth rate and significant expense reductions. Cost of services in the third quarter of 2002 for the ICD decreased $2.5 million, or 39.8%, from the third quarter of 2001, again as a result of a slower targeted growth rate.

Net operating income for the three month period ended September 30, 2002 increased approximately $2.3 million, or 160.5%, to $3.8 million from $1.5 million for the three month period ended September 30, 2001. As a percentage of total revenues, net operating income was 8.2% in the third quarter of 2002 and 3.1% in the third quarter of 2001. Net operating income in the LTD in the third quarter of 2002 was $12.6 million, an increase of $3.1 million, or 32.2%, compared to $9.5 million in the third quarter of 2001. The net operating loss in the ICD increased $0.7 million, or 8.6%, to $8.7 million in the third quarter of 2002 from $8.0 million in the third quarter of 2001.

Interest expense decreased $0.1 million to $16.0 million for the third quarter of 2002 compared to $16.1 million in the third quarter of 2001, or 34.1% and 34.4% of total revenues, respectively. The decrease is attributable to lower weighted-average interest rates in the third quarter of 2002 compared to the third quarter of 2001.

Other expense in the third quarter of 2002 was $3.4 million compared to other income of $0.3 million in the third quarter of 2001. The difference is due primarily to a $4.5 million loss realized in the third quarter of 2002 for a decrease in the fair market value of an investment in US Unwired Inc. common stock that was deemed to be other than temporary. No comparable expenses were recognized in the third quarter of 2001.

The net loss in the third quarter of 2002 was $14.4 million compared to a net loss of $13.6 million in the third quarter of 2001, a change of $0.8 million, or 6.0%. Net income in the LTD was $1.0 million for the three months ended September 30, 2002 compared to net income of $1.1 million for the three months ended September 30, 2001, a decrease of $0.1 million, or 9.9%. The net loss in the ICD was $15.4 million for the three months ended September 30, 2002 compared to a net loss of $14.7 million for the three months ended September 30, 2001, a decrease of $0.7 million, or 4.7%. EBITDA increased $1.9 million to $17.3 million, or 36.9% of total revenues, in the third quarter of 2002 from $15.4 million, or 32.9% of total revenues, in the third quarter of 2001.


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

Operating Activities. For the nine months ended September 30, 2002, we generated net cash from operating activities of $15.0 million. For the same period in 2001, net cash used for operating activities was $40.9 million. For the first nine months of 2002, our net loss before non-cash charges such as depreciation, amortization, long-term incentive plan expenses and investment writedowns reflect cash provided of $18.3 million compared to a use of cash of $12.0 million in the first nine months of 2001, a change of $30.3 million. The change is primarily a result of a reduction in operating expenses in both the LTD and the ICD. In addition, the change in accounts payable and accrued expenses reflected a use of cash that was approximately $17.1 million higher in the first nine months of 2001 compared to the first nine months of 2002. Also, in the first nine months of 2002, we received income tax refunds of approximately $6.5 million for which no comparable refunds were received in the same period of 2001.

Investing Activities. For the nine months ended September 30, 2002, we used net cash for investing activities in the amount of $7.7 million compared to net cash used for investing activities of $5.8 million in the nine month period ended September 30, 2001. Net cash used in investing activities in the first nine months of 2002 was attributable to the purchase of telephone plant and equipment in the amount of $11.1 million. This was offset by $2.6 million in patronage capital dividends received from the RTFC, $0.7 million from the net change in RTFC subordinated capital certificates and $0.2 million from changes in other assets. For the nine months ended September 30, 2001, we used net cash in investing activities primarily for purchases of telephone plant and equipment of $34.4 million. This was offset by proceeds of $13.5 million from the sale of telephone plant and equipment, generated primarily from the sale of approximately 4,280 access lines in Illinois, approximately $2.8 million in patronage capital dividends received from the RTFC, and changes in other assets of $12.1 million.

Financing Activities. For the nine months ended September 30, 2002, net cash used in financing activities was $16.7 million and consisted primarily of payments on long-term debt of $25.2 million, a redemption of Class A member's interests of $2.0 million and a redemption of a minority interest in Coastal Communications of $1.0 million. These uses were offset by proceeds from long-term debt borrowings of $11.8 million. For the nine months ended September 30, 2001, net cash used for financing activities was $2.9 million and consisted primarily of payments on long-term debt of $10.4 million, offset by long-term debt borrowings of $7.0 million.

At September 30, 2002, we had negative working capital of $25.9 million compared to negative working capital of $26.6 million at December 31, 2001.

Long-Term Debt and Revolving Credit Facilities

We or our subsidiaries have outstanding term and revolving credit facilities with the RTFC, which were entered into in connection with the acquisitions of Mebcom, Gallatin River, Gulf Coast Services and Coastal Communications. In addition, we have $200.0 million in 13 1/4% senior notes outstanding that are due in March 2010, a mortgage note payable on property acquired in the Coastal Communications acquisition and a miscellaneous note payable.

RTFC Debt Facilities
--------------------
As of September 30, 2002, we had approximately $445.4 million in term loans outstanding with the RTFC. Of this amount, $427.1 million has fixed interest rates that range between 6.5% and 8.5%, with a weighted average rate approximating 7.94%. The fixed interest rates expire at various times, beginning April 2003 through April 2005, depending on the terms of the note, at which time they will convert to a variable rate. We have the ability to fix these interest rates after the date of expiration at the RTFC's then-prevailing interest rate for long-tem debt with similar maturities. The remaining $18.3 million in term loans have variable interest rates that range from 5.65% to 6.05% at September 30, 2002, or a weighted average interest rate of 5.9%.

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

At September 30, 2002, we owned $46.1 million in SCCs. The SCCs are redeemed annually, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year.

During the third quarter, we drew down the amount available under a $7.8 million term loan with the RTFC. In accordance with the terms of the loan facility, we purchased SCCs equivalent to 10% of the amount advanced under this term loan, or approximately $778,000, using proceeds from the facility to finance the SCCs purchase. Interest on this facility is payable at the lender's base rate plus 0.35% per annum, or 5.65% at September 30, 2002.

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

In addition to the term loans, we also have a secured line of credit and an unsecured line of credit with the RTFC. The secured line of credit is a $31.0 million facility and has no annual paydown provisions. The secured line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 6.75% at September 30, 2002.
We had advanced $21.0 million against this line of credit at September 30, 2002, and the remaining $10.0 million is fully available to be drawn. The unsecured line of credit is a $10.0 million facility at Coastal Utilities, Inc. that is available for general corporate purposes and expires in March 2005. In addition, under the terms of the unsecured revolving line of credit agreement, we must repay all amounts advanced under the facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. The unsecured line of credit, which was fully advanced in the fourth quarter of 2001, was repaid in the third quarter of 2002 and is fully available to be drawn. The unsecured line of credit bears interest at the RTFC base rate for a standard line of credit plus 100 basis points.

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

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is also, among other things, restricted from declaring or paying dividends to its parent, Madison River Holdings, limited in its ability to make intercompany loans or enter into other affiliated transactions and restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, any amounts available under the various credit facilities discussed above may only be available to MRLTDF and its subsidiaries and not to the Company or its other subsidiaries to fund their obligations.

MRLTDF is required to test its compliance with certain financial ratios on an annual basis. At December 31, 2001, MRLTDF was in compliance with these financial ratios. At September 30, 2002, MRLTDF remained in compliance with its other financial and administrative covenants.

Senior Notes
------------
We currently have $200.0 million in publicly traded 13 1/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the Securities and Exchange Commission and are subject to the terms and conditions of an indenture. At September 30, 2002, the senior notes had a carrying value of $197.7 million, which is net of a $2.3 million unamortized discount.

Under the terms of the indenture, we must comply with certain financial and administrative covenants. Among other things, we are restricted in our ability to incur additional indebtedness, to pay dividends, to redeem or repurchase equity interests, to make various investments or other restricted payments, to create certain liens or use assets as security in other transactions, to sell certain assets or utilize certain asset sale proceeds, to merge or consolidate with or into other companies or to enter into transactions with affiliates. At September 30, 2002, the Company was in compliance with the terms of the senior notes indenture.

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


Capital Requirements

Our business will require significant capital to fund working capital needs, including our working capital deficit, debt service requirements, capital expenditures and cash flow deficits. In the near term, we expect that our primary uses of cash will include:

  * the maintenance and growth of our current network infrastructure;
  * the development and integration of operating support systems and other automated back office systems;
  * scheduled principal and interest payments on our long-term debt;
  * real estate expenses in connection with our network facilities and operations;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel development.

We currently estimate that cash required to fund capital expenditures in 2002 will be less than $14.0 million. For the nine months ended September 30, 2002, our capital expenditures were approximately $10.9 million. Our anticipated use of cash for capital expenditures in 2002 is significantly less than we have incurred in prior years. This is a result of several factors. First, we have invested a significant amount in capital expenditures during the last two years to build-out and enhance our network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2002 will be directed toward maintaining our existing facilities. Second, we have experienced and anticipate slower growth in 2002 for the LTD than experienced in previous years. In addition, our business plan for the ICD has significantly reduced its rate of growth. Therefore, there is minimal demand to expand our network facilities. After 2002, the demand for expansion of our network facilities will be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested.

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

Based on our business plan, we currently project that available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs, including funding our negative working capital position, for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

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

To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness, fund the payment of any put options when due and make anticipated capital expenditures. Failure to obtain necessary financing could require us to significantly reduce our planned capital expenditures which could have a material adverse effect on our projected financial condition and results of operations.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for all fiscal years beginning after May 15, 2002, and we will adopt it for 2003. We do not expect the adoption of SFAS 145 to have a material impact on our results of operations or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our results of operations or financial position.


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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of September 30, 2002, we had fixed rate secured debt with the RTFC of $427.1 million at a blended rate of 7.94%. The fixed rates on the notes expire from April 2003 to April 2005 at which time they will be adjusted. We have $18.3 million in term notes and $21.0 million under a line of credit with the RTFC that bear variable interest rates approximating a blended average rate of 6.3%. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $400,000 per annum on interest expense. The senior notes have a stated fixed rate of 13.25%. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.


Changes in Internal Controls

Since the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.







                                    Part II

Item 1.  Legal Proceedings

On July 11, 2002, MCI WorldCom Communications, Inc. filed suit against
Madison River Communications, LLC in the General Court of Justice Superior Court Division, Mecklenburg County, North Carolina (Civil Action No. 02-CVS-11454). Shortly thereafter, on July 21, 2002, WorldCom, Inc. and 200 of its subsidiaries filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (Chapter 11 Case No. 02-13533). In the civil action, MCI WorldCom claims that it delivered telecommunications facilities and services to Madison River Communications, LLC for which it is entitled to in excess of $1.8 million. The Company refutes these assertions, is vigorously defending this matter and, if permitted by the Bankruptcy Court, may seek to lift the automatic stay and file appropriate counterclaims against MCI WorldCom.

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

       3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)


(b)  Reports on Form 8-K

On August 5, 2002, we filed a Current Report on Form 8-K dated August 1, 2002 announcing our second quarter and six month operating and financial results for the period ended June 30, 2002.

On August 14, 2002, we filed a Current Report on Form 8-K dated August 14, 2002 containing the certifications, accompanying the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MADISON RIVER CAPITAL, LLC

Date:  November 14, 2002                /s/  PAUL H. SUNU
                                        -----------------------------------
                                        Name:  Paul H. Sunu
                                        Title: Managing Director, Chief
                                               Financial Officer and Secretary

                                CERTIFICATIONS
                                --------------

I, J. Stephen Vanderwoude, the Chairman and Chief Executive Officer of Madison River Capital, LLC, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Madison River Capital, LLC;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002              By: /s/ J. STEPHEN VANDERWOUDE
      -----------------                  -------------------------------------
                                         J. Stephen Vanderwoude
                                         Chairman and Chief Executive Officer

I, Paul H. Sunu, the Chief Financial Officer of Madison River Capital, LLC, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Madison River Capital, LLC;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002              By: /s/  PAUL H. SUNU
      -----------------                  --------------------------------------
                                         Paul H. Sunu
                                         Chief Financial Officer

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