Form 10-K
period 2002-12-31
MADISON RIVER CAPITAL LLC
filed 2003-03-31
CIK 1111590

=============================================================================

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

       For the fiscal year ended December 31, 2002
                                 -----------------

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

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X    No
                                                     ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes          No    X
                                        -----       -----

The aggregate market value of the common equity of the Registrant held by non-affiliates as of June 28, 2002 was zero. All of the member interests of the Registrant are owned by Madison River Telephone Company, LLC.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-1

EXHIBIT INDEX                                                               I-1


References in this Form 10-K to "we," "us," "our" and "Madison River" mean Madison River Capital, LLC and its subsidiaries.

                         FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created by this law. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involves risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets and sources and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

Although we believe that the expectations reflected in such forward-looking statements are accurate, the statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

    *  competition in the telecommunications industry;
    * the passage of legislation or regulations or court decisions adversely affecting the telecommunications industry;
    *  our ability to repay our outstanding indebtedness;
    * our ability to raise additional capital on acceptable terms and on a timely basis; and
    *  the advent of new technology.

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

                                   PART I

Item 1.  Business

Overview of the Business
------------------------

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

Local Telecommunications Division
---------------------------------

The LTD is responsible for the integration, operation and development of our established markets that consist of four rural incumbent local exchange carriers ("ILECs") acquired since January 1998. With our acquisitions, we purchased strong businesses with positive, stable cash flows, government and regulatory authorizations and certifications in place, operational support systems, experienced management and key personnel and facilities. Our predecessors in these rural ILECs established, and we have continued to foster, a solid reputation for delivering high quality services and being responsive to our customers in these markets for over 50 years. During 2002, the LTD provided approximately 91.7%, or $168.9 million, of our total revenues. The four ILECs, their location, the date acquired and the total number of voice access and DSL connections in service at December 31, 2002 are:

                                                                           Date           Access Lines at
                  Company                         Location               Acquired        December 31, 2001
    ----------------------------------     ----------------------     --------------     -----------------
     MEBTEL, Inc.                           Mebane, North Carolina     January 1998            13,243
     Gallatin River Communications, LLC     Galesburg, Illinois        November 1998           83,978
     Gulf Telephone Company                 Foley, Alabama             September 1999          64,401
     Coastal Utilities, Inc.                Hinesville, Georgia        March 2000              45,054

The LTD has primarily three types of customers:

1. Residential and business customers located in our local service areas that buy local and long distance voice, high speed data and Internet access services;
2. Interexchange carriers that pay for access to long distance customers located within the LTD's local service areas and contract with the LTD to provide billing and collection services; and
3. Customers that purchase miscellaneous services such as directory advertising or local premise equipment.

The LTD's revenues consist of local service revenues, long distance services, Internet and enhanced data services and other miscellaneous revenues, each of which is described below.

Local service revenues - Our local service revenues are derived from providing basic local telephone service to customers in our franchised territories and consist primarily of basic local service revenues, network access revenues and charges for custom calling features. Basic local service revenues are charges for services to residential and business customers for originating and receiving telephone calls within their exchange area. Except for customers of Gallatin River, our customers are charged a flat monthly fee for the use of this service. Our Gallatin River customers pay a flat fee plus local usage pursuant to a local measured service ("LMS") type tariff. We also offer our customers a variety of custom calling features, such as voicemail, caller identification, call waiting and call forwarding. These services are bundled into packages with other services and sold at a discount as well as being offered separately. We charge a flat monthly fee for these custom calling features that varies depending on the types of services selected.

Also included in our local service revenues are network access revenues. Network access revenues are earned for the origination and termination of long distance calls, and usually involve more than one carrier to provide the long distance service to the customer. Long distance calls are generally billed to the customer originating the call. Therefore, a mechanism is required to compensate each carrier involved in providing services related to the long distance calls. This mechanism is referred to as a network access charge and revenues from these charges are derived from charges to the end user of the service as well as billings to interexchange carriers for the use of our facilities to access our customers. In addition, contributions received from our participation in universal service funding support mechanisms are included as part of network access revenues. Universal service funding mechanisms provide support for the capital invested in communications infrastructure to promote universal telecommunications services at affordable rates for rural customers.

Long distance services - In each of our ILEC service areas, we provide long distance services to customers who elect to use our companies as their long distance provider. Our long distance service is marketed under our own brand names. Long distance revenues are earned as our long distance customers make calls. The charges are based on the length of the calls and the rate charged per minute. In addition, some customers pay a fixed minimum monthly charge for our long distance service independent of the actual calls made. We often bundle our long distance service with other custom calling features to offer an attractively priced option to our customers.

Internet and enhanced data services - We provide dial-up Internet services as well as digital subscriber line ("DSL") Internet services to our business and residential customers. Our dial-up Internet service provides customers, primarily residential customers, a connection to the Internet over their existing phone lines for a monthly fee. Our DSL service provides high-speed access to the Internet to both residential and business customers for a monthly fee.

Miscellaneous revenues - Our miscellaneous revenues consist primarily of revenues from advertising sold in telephone directories, revenues earned from sales of telephone equipment to business customers and revenues earned from other carriers for billing their long-distance customers for long-distance calls and collecting the amounts due.

Our directory service provides telephone directories in our ILEC markets that consist of residential and business white and yellow page listings and advertisements. We provide this service through a third-party contractor who pays us a percentage of revenues realized from the sale of advertising placed in these directories.

As of December 31, 2002, the LTD had 190,250 voice access lines and 16,420 DSL connections in service. The LTD customer base was comprised of 130,880 residential access lines and 59,380 business access lines, 91,230 long distance accounts and 27,760 dial-up Internet access subscribers.

An important part of our integration strategy for acquisitions is to maintain, to the extent possible, the local identity, customer service and management presence of the acquired company. With the exception of Gallatin River, our acquisitions in the LTD continue to operate with the same corporate identity by which they were recognized before the acquisition. The exchanges and assets that comprise Gallatin River were acquired from Sprint and, therefore, were renamed. The responsibility for the operations of each ILEC is directed by an experienced, local management team. Our central management company, Madison River Management Company ("MRM"), provides certain administrative, financial and technical support services to each ILEC in accordance with the terms of a management services agreement. Consolidation of certain functions and the purchase of certain products and services for the benefit of all of our ILECs by MRM provide efficiencies and cost savings that could not be gained by each ILEC acting individually. In addition, our ILECs share information between respective management teams regarding process improvements that have been implemented and best practices that are employed to leverage the knowledge developed by each ILEC and further the overall improvement in operations.

Integrated Communications Division
----------------------------------

The ICD, Madison River Communications, LLC ("MRC"), is an edge-out competitive local exchange carrier ("CLEC") that provides local and long distance voice services and high-speed Internet access and maintains and markets a fiber transport and Internet egress business to customers in our edge-out markets. The ICD was developed using an edge-out strategy whereby markets were established in territories that were in close proximity to our rural ILECs. By developing markets in close proximity to our more stable ILEC operations, or "edging out" from those operations, the ICD is able to leverage off of the resources that our ILECs have to offer. This strategy has allowed us to build this business in a more cost effective manner.
The three current markets served are the Triangle (Raleigh, Durham and Chapel
Hill) and Triad (Greensboro and Winston-Salem) regions of North Carolina; Peoria and Bloomington, Illinois; and New Orleans, Louisiana and nearby cities. The ICD's customers are generally medium and large businesses that utilize eight voice lines or more and high speed data services. The ICD provides integrated communications services built on high speed broadband service offerings utilizing advanced bandwidth enhancing technologies such as asynchronous transfer mode ("ATM"), high speed data and fiber optic networks.


During the past eighteen months, the ICD has been focused on realigning its organization with its market opportunities in order to more quickly achieve positive cash flow. An important part of this strategy was the decision, in the fourth quarter of 2001, to intentionally slow the rate at which the ICD was adding new voice and high speed data connections. This allowed the ICD to reduce its capital expenditures and operating expenses. With slower planned growth, fewer sales personnel were needed and, as a result, fewer provisioners, sales engineers, customer care and other support personnel were required. In addition, certain fixed facility and overhead costs were reduced or eliminated.

Another important initiative of the ICD has been the grooming of its network to reduce the costs of delivering services to its customers and the development of a profitable customer base. The ICD reworked its network by replacing more expensive special access circuits with circuits provided for in our interconnection agreements with the incumbent local exchange carriers. In addition, the ICD has established more rigorous criteria for evaluating new customers and the desirability of renewing existing contracts. The ICD renewed approximately 86% of expiring contracts during 2002.

In the third quarter of 2002, we completed the development of the ICD as a true edge-out CLEC by placing the responsibility for managing and operating the ICD's markets with the managers of our respective rural ILECs which allowed for additional reductions in operating expenses. The ICD reported an EBITDA loss of $5.4 million in 2002 compared to an EBITDA loss of $26.5 million in 2001.

In addition to its edge-out CLEC operations, the ICD has a transport business that provides transport and Internet egress services to other carriers and large businesses along its fiber optic network. The majority of this network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the four United States Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. The Company has designated Atlanta and Dallas as its Internet egress points. The ICD's transport business is currently providing services in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas. Because we have found the fiber transport business to be extremely competitive, we are not actively expanding this line of business at this time. Consequently, the main value derived from this fiber optic network is in support of our dial-up, DSL and high speed data Internet services provided in both the LTD and the ICD, which use our network to connect to the Internet.

The ICD transport business utilizes its approximately 2,300 route miles of fiber optic network in and around its edge-out markets, including a long-haul route of approximately 2,100 route miles that runs from Atlanta, Georgia across the Southeast to Houston and Dallas, Texas and metro area networks in the North Carolina and New Orleans markets.

In 2002, the ICD had revenues of approximately $15.3 million, or 8.3% of our total operating revenues. As of December 31, 2002, the ICD served 16,340 voice access lines and 710 high speed data connections.

Corporate Organization, Ownership and Strategy
----------------------------------------------

Madison River is a limited liability company that was organized under the provisions of the Delaware Limited Liability Company Act. We are a wholly-owned subsidiary of our parent company, Madison River Telephone Company, LLC ("MRTC"). MRTC was founded in April 1996 by a management team led by J. Stephen Vanderwoude, former President and Chief Operating Officer of Centel Corporation. Equity investors in MRTC include affiliates of Madison Dearborn Partners, Goldman Sachs & Co., Providence Equity Partners, the former owners of Coastal Utilities, Inc. and certain members of our management team.

Madison River was founded with the goal of acquiring, integrating and operating rural ILECs. We believe that rural ILECs are generally stable operating companies with strong cash flow margins that benefit from a favorable regulatory environment and limited competition. With our four ILEC acquisitions, our management team has developed expertise in acquiring and integrating strategic ILEC assets into existing operations. We believe that these skills provide us with the leverage to grow our business with further rural ILEC acquisitions. Although we cannot be certain, we anticipate that there will be opportunities in the future to evaluate attractive rural ILEC acquisition targets against our investment criteria.

Our Markets
------------
Our ILEC markets are predominantly in rural areas and small cities and our edge-out markets are predominantly secondary markets in size. In our ILEC markets, we are the incumbent provider of basic telephone services. We believe our markets have demonstrated the need and potential for a provider of a full range of communications solutions. We strive to be the service provider of choice for our customers in our ILEC markets by providing a full suite of integrated communications services in local and long distance voice, high speed data, Internet access and custom calling features. We believe the edge-out markets where we provide services have growth potential in the future, as do our established markets, in their demand for telecommunications services.

In recent months, we have seen declines in the number of voice access lines we serve in our established markets due to a number of factors. Recession and other negative economic factors have diminished our growth in each of our established markets resulting in the loss of voice access lines. In addition, competition from wireless providers and other intermodal competitors have impacted our business. Our rural ILEC in Hinesville, Georgia has also been negatively impacted by a full troop deployment from Fort Stewart, which is part of our service area, and its impact on the local economy.

We believe that our thorough knowledge of the markets in our regions, established operations and reputation for a high standard of service give us a competitive advantage over other competitive entrants in the markets we serve. We expect that these strengths in our established markets where the lower population density favors the incumbent local provider will allow us to remain competitive.

Management
----------

Our management team has extensive experience, averaging more than 30 years, in telecommunications, network engineering and operations, customer care, sales and marketing, project development, regulatory management and finance.
J. Stephen Vanderwoude, our Chairman and Chief Executive Officer, has an extensive background in the telecommunications industry, including serving as President and Chief Operating Officer and a director of Centel Corporation and President and Chief Operating Officer of the Local Telecommunications division of Sprint Corporation. Many of the other members of the management team have extensive telecommunications industry experience, including positions at Sprint Corporation, Centel Corporation and Citizens Communications.

We have entered into employment, confidentiality and noncompetition agreements with our key executive members of management. The agreements provide for employment of each executive for a specified period of time, primarily three years, subject to termination by either party (with or without cause) on 30 days' prior written notice, and an agreement not to compete with us for a maximum period of up to 15 months, following termination for cause or voluntary termination of employment.

We believe our management team has been successful in acquiring and successfully integrating strategic assets into our existing operations. Further, we believe the skill and experience of our management team will continue to provide significant benefits to us as we continue to enhance and expand our service offerings and grow our business.

Products and services
---------------------

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

Set forth below are brief descriptions of the communications services we provide to our customers in the LTD and the ICD:

     Voice. As of December 31, 2002, we provided basic local exchange service as an ILEC in areas serving 190,250 voice access lines. In addition, the ICD provides basic local exchange services to 16,340 voice access lines. In the provision of basic local exchange service, we provide our customers with the ability to originate and receive telephone calls within a defined "exchange" area. Except for customers of our ILEC in Gallatin River, our customers are charged a flat monthly fee for the use of this service. Our Gallatin River customers pay a flat fee plus local usage charges. We also offer all of our local telephone customers value-added features, such as call waiting, call forwarding, conference calling, speed dialing, caller identification and call blocking. We offer local exchange services in all of the markets in which we currently provide telecommunications services. We also offer a full range of retail long distance services, including traditional switched and dedicated long distance, toll free calling, international, calling card and operator services. Our voice services accounted for approximately 83.5% of our total revenues for the year ended December 31, 2002.

    In connection with our offering of local exchange services in our edge-out markets, we have entered into interconnection agreements with SBC (formerly Ameritech) and Verizon for Illinois, Verizon and Sprint for North Carolina, BellSouth for all nine BellSouth States, and SBC for Texas, to (1) resell the incumbent carrier's local exchange services and (2) interconnect our network with the incumbent carrier's network for the purpose of immediately gaining access to the unbundled network elements necessary to provide local exchange services and high speed data service. The interconnection agreements contain provisions that grant us the right to obtain the benefit of any arrangements entered into during the term of the interconnection agreements between the incumbent carriers and any other carrier that materially differs from the rates, terms or conditions of our interconnection agreements. Under the interconnection agreements, we may resell one or more unbundled network elements of the incumbent carriers at agreed upon prices. The BellSouth and SBC (Illinois) interconnection agreements call for reciprocal compensation associated with the transport and termination of interconnected local traffic, excluding Internet service provider traffic. The Verizon and SBC agreements use the "bill and keep" method of compensation for the transport and termination of interconnected local traffic.

     Data and Internet related services. In the LTD, we provide Internet access services to approximately 27,760 dial-up Internet subscribers. Our dial-up Internet service provides customers, primarily residential customers, with a local dial-up number they can use to establish a connection to the Internet over their existing phone lines for a flat, monthly fee. We also provide high speed Internet access with our DSL products to approximately 16,420 DSL customers for a monthly fee. These customers include both residential and business customers. Currently, our network is capable of providing DSL service to approximately 90% of our customers at speeds of 1.1 MB downstream and upstream. Customers using our Internet access services have the ability to establish an email account and to send and receive email.

In the ICD, we provide high speed and high quality high speed data services to approximately 710 customers in our edge-out markets as of December 31, 2002. Approximately 64% of our CLEC customers take our data product. In addition, we provide high quality data and Internet related services to our customers primarily using ATM switches distributed strategically throughout our network, enabling customers to use a single network connection to communicate with multiple sites throughout our fiber optic network and egress to the Internet. Our transport business customers are other interexchange carriers and major accounts and we provide services such as intercity transport, including both high capacity and optical wavelength transport, metro access services and Internet egress services at a DS-3 level and above.

     Other Services. We also provide other services to customers, primarily in the LTD. For several large interexchange carriers, we bill their long distance customers that originate calls in our exchange areas for the long distance toll charges and collect the amounts due for which we receive a fee. We sell and install customer premise equipment such as telephones and office private branch exchange systems for customers in our markets. Also, using third party contractors, we print, publish and sell advertising in local telephone directories in markets where we are the ILEC.

Sales and marketing
-------------------

Our marketing approach emphasizes customer oriented sales, marketing and service with a local presence. In the LTD, we market our products primarily through our customer service and sales representatives supported by direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events. In each of our ILEC operating areas, we maintain business offices that allow our customers the opportunity to pay their bills directly or meet personally with our customer service and sales representatives. Our customer service and sales representatives are well trained and earn incentive compensation to promote sales of services to customers that meet their unique needs. In each ILEC, we also have quota-carrying outside sales representatives that serve businesses offering customized proposals.

The sales and marketing group for the ICD at December 31, 2002 was comprised of an agent liaison manager for each of our three ICD operating regions that work with 11 companies authorized as agents to market our services to medium and large businesses. In addition, three quota-carrying outside sales representatives for Gallatin River in Illinois also market ICD services. Our Client Based Marketing group handles contract renewals and upgrades to our existing customer base. We divide our account types between General Business and Major Accounts. General Business customers have under 100 access lines. Major Account business customers have more than 100 access lines and/or requirements for high capacity data transport and access.

We, or our predecessors, have been serving our established markets for at least five decades. We serve our edge-out markets predominantly from our established base of operations in Mebane, North Carolina and Pekin, Illinois
and have sales and operations facilities in New Orleans, Louisiana.   Our
agents and our direct sales force target medium and large businesses. These sales forces make direct calls to prospective and existing business customers, conduct analyses of business customers' usage histories and service needs, and demonstrate how our service package will improve a customer's communications capabilities and costs. Our network engineers work closely with our various sales groups to design service products and applications, such as high speed data and wholesale transport services, for our customers. Our local offices are primarily responsible for coordinating service and customer premise equipment installation activities. Our technicians survey customer premises to assess building entry, power and space requirements and coordinate delivery, installation and testing of equipment.

We believe that our customers value our "single point of contact" for meeting their telecommunications needs as well as our ability to provide a fully integrated portfolio of services. Our voice products include local, long distance, 800, international, voicemail and calling cards. Our data products include high speed Internet services, as well as a wide area network product. Our ATM-based services are fully monitored for service performance by systems in our network operations center, enabling us to provide preventative as well as corrective maintenance 24 hours a day, 365 days a year.

We seek to maintain and enhance the strong brand identity and reputation that each of our ILECs enjoys in its communities. We believe this is a significant competitive advantage. For example, in each of our major areas of operation, we market our products and presence through our local brand names, Mebtel Communications, Gallatin River Communications, Gulf Telephone Company and Coastal Utilities. As we market new services, or reach out from our established markets, we will seek to use our brand identities to attain increased recognition with potential customers. In our edge-out markets, the ICD is building and enhancing the brand identity of Madison River Communications.

Network
-------

We offer facilities-based services in each of our markets. Our fully integrated telecommunications network is comprised primarily of ATM core switches, capable of handling both voice and data, and time division modulation ("TDM") digital central office switches in our four regions of operation. Our network also includes approximately 3,300 route miles of local and long-haul fiber optic network predominately based in the southeastern United States. We currently own all of our network facilities and have not booked any revenues from swaps of indefeasible rights to use, or IRUs.

We have a full suite of proven operational support systems ("OSS") and customer care/billing systems that allow us to meet or exceed our customers' expectations. Our OSSs include automated provisioning and service activation systems, mechanized line record and trouble reporting systems, inter-company provisioning and trading partner electronic data exchange systems. We employ an Internet service provider provisioning system and helpdesk database software to assist new data customers and to communicate with them when necessary. We currently bill customers of the ICD and Gulf Telephone Company using our Unix-based Single View billing system and Coastal Utilities customers with an AS400 based billing system from Comsoft. Our OSSs are scalable to accommodate any growth and expansion we may experience.

Our network operations center located in Mebane, North Carolina monitors all of our networks, transport and ATM elements, digital switching systems and ISP infrastructure devices twenty-four hours a day, seven days a week.

Industry overview and competition
---------------------------------

Over the past several years, the telecommunications industry has undergone significant structural change. Many of the largest service providers have achieved growth through acquisitions and mergers while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from their creditors. During 2001 and 2002, capital in the form of public financing or public equity was generally not as available to new entrants and competitive providers as compared to the levels available in the previous few years. Capital constraints have caused a number of competitive providers to change their business plans. Consolidation of competitive providers has resulted in part due to these capital constraints. Despite these changes, the demand for all types of telecommunications services has not diminished, particularly high speed data services.

The passage of the Telecommunications Act of 1996 ("Telecom Act"), which amended the Communications Act of 1934, as amended (the "Communications Act"), substantially changed the regulatory structure applicable to the telecommunications industry, with a stated goal of stimulating competition for virtually all telecommunications services, including local telephone service, long distance service and enhanced services. Companies are increasingly bundling these services and providing one-stop shopping for end-user customers. There has also been an increase in competition from ILECs edging out of the territories where they are the incumbent carriers, wireless providers and other intermodal competitors, including cable operators.

The rural and small urban ILEC industry is composed of a large number of relatively small companies. According to the United States Telecom Association, there are hundreds of telephone companies with less than 25,000 access lines in the United States. A majority of these small telephone companies operate in sparsely populated rural areas where competition from CLECs has been limited due to the generally unfavorable economics of constructing and operating such competitive systems. While we are seeing some migration of customers to cellular and PCS technologies, we believe that most consumers currently prefer to maintain a landline even if they are also wireless telephone subscribers.

Many small ILECs in rural and small urban markets are owned by families or small groups of individuals. We believe that the owners of many of these small companies are interested in selling such companies as the growing technical, administrative and regulatory complexities of the local telephone business challenge the capabilities of the existing management. In addition, a number of large telephone companies are selling many of their small rural telephone exchanges to focus their attention on their major metropolitan operations that generate the bulk of their consolidated revenue and which are increasingly threatened by competition. As a result, we believe that we may have opportunity to acquire additional rural and small urban telephone operations.

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

In markets where we have implemented our CLEC edge-out strategy, we are subject to competition from the ILECs in those markets and other CLECs, including cable television operators, other ILECs operating outside their traditional service areas, long distance carriers, wireless carriers and others. The ongoing consolidation and constraints on capital in the telecommunications industry could change the nature of our competitive environment.


Regulation

Overview
--------

We are subject to regulation by federal, state and local government agencies. At the federal level, the Federal Communications Commission ("FCC") has jurisdiction over interstate and international telecommunications services. State telecommunications regulatory commissions exercise jurisdiction over intrastate telecommunications services. The FCC does not directly regulate enhanced services and has preempted certain inconsistent state regulation of enhanced services. Additionally, municipalities and other local government agencies regulate limited aspects of our business, such as use of government owned rights of way, construction permits and building codes. The following description covers some of the major regulations affecting us, but there are numerous other areas of regulation that may influence our business.

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

The FCC regulates the levels of interstate access charges by imposing price caps on larger ILECs. These price caps can be adjusted based on various formulae and otherwise through regulatory proceedings. Smaller ILECs may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated ILECs base their access charges on price caps. Through 2002, our ILEC subsidiaries elected not to apply for federal price caps. Instead, our ILEC subsidiaries employ rate-of-return regulation for their interstate access charges. Our ILEC subsidiaries provide service pursuant to tariffs they file with the FCC for their interstate traffic sensitive access services and participate in interstate common line tariffs filed by the National Exchange Carrier Association ("NECA") for a pool of rate-of-return ILECs. NECA tariff rates are established based on the pooling carriers' expenses incurred and their investment, and a regulated rate of return on that investment and an amount to cover their income taxes on that return. The authorized rate of return for such interstate access services is currently 11.25%. The FCC initiated a rulemaking proceeding in October 1998 considering whether to change this authorized rate of return. This proceeding was terminated in November 2001, with no change required to the interstate authorized rate-of-return.

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

The MAG Order was released November 8, 2001 and was effective January 1, 2002. The MAG Order applies to non-price cap or "rate-of-return" exchange carriers. The MAG Order increases the maximum Subscriber Line Charges ("SLCs"). Beginning January 1, 2002, the maximum SLCs for single line business and residential customers increased from $3.50 per month to $5.00 per month. The maximum single line business and residential SLCs increased to $6.00 as of July 1, 2002 and will increase to $6.50 as of July 1, 2003. Maximum SLCs for multi-line business customers increased to $9.20 effective January 1, 2002, and no further increases are scheduled.

In association with the implementation of the MAG Order and end user rate increases, switched access charges to interexchange carriers were decreased and a new universal service fund element was established called the Interstate Common Line Support Fund ("ICLS"). The combination of end user charge increases, switched access charge decreases and new universal service funding provided a revenue neutral restructuring of the interstate access charges for interstate rate-of-return carriers, such as our ILEC subsidiaries.

The MAG Order included a notice of proposed rulemaking on incentive regulation and the introduction of pricing flexibility measures for rate-of-return carriers. This proceeding has not been completed, and no incentive option (other than price caps, pursuant to the Coalition for Affordable Local and Long distance Services (CALLS) plan) is currently available to our ILEC operations.

During 2001, the FCC released an order establishing access charge rules for CLECs. Under FCC rules, CLECs can file interstate tariffs for access charges only if the access charge rates conform to FCC safe harbor rates (essentially, the rate charged by the largest ILEC in that market area). A CLEC wishing to charge higher rates can do so, but cannot use the tariff process to collect such rates. Under these rules, interexchange carriers are required to interconnect with companies whose rates are within the FCC safe harbor guideline, and are required to pay access charges at the tariffed rates.

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

All of our ILEC subsidiaries have implemented full equal access (dialing parity) capabilities. The FCC's rules require our ILEC subsidiaries to use reasonable efforts to implement local number portability after receiving a request from another carrier to do so. In January 2002, one of our ILEC subsidiaries received a request for local number portability that was later withdrawn. No further requests for local number portability were received during 2002. During the first quarter of 2003, several wireless carriers submitted requests for local number portability. We are currently evaluating our requirement to provide local number portability to these wireless carriers.

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

All of our ILEC subsidiaries qualify as rural telephone companies under the Telecom Act. Therefore, they have a statutory exemption from the ILEC interconnection requirements until they receive a bona fide request for interconnection and the applicable state telecommunications regulatory commission lifts the exemption. Despite their rural status, Gallatin River agreed with the Illinois Commerce Commission and Mebtel agreed with the North Carolina Utilities Commission that they would not contest requests by competitive local telephone companies for such interconnection arrangements. State commissions have jurisdiction to review certain aspects of interconnection and resale agreements. Our ILEC subsidiaries may also seek specific suspensions or modification of interconnection obligations under the Telecom Act as a company that serves less than two percent of the nation's access lines, where such interconnection obligations would otherwise cause undue economic burden or are technically infeasible.

The FCC has adopted rules regulating the pricing of the provision of unbundled network elements by ILECs. On May 13, 2002, the Supreme Court affirmed that the FCC's rules basing unbundled network element ("UNE") pricing on forward-looking economic costs, including total element long-run incremental costs methodology ("TELRIC"), were proper under the Telecom Act. The Court also affirmed the FCC's requirement that ILECs combine UNEs for competitors when they are unable to do so themselves. Although the United States Supreme Court has upheld the FCC's authority to adopt TELRIC pricing rules, the specific pricing guidelines created by the FCC remain subject to review by the federal courts. In addition to proceedings regarding the FCC's pricing rules, the FCC's other interconnection requirements remain subject to further court and FCC proceedings.

The Telecom Act requires utilities to provide access to their poles, ducts, conduits and rights-of-way to telecom carriers on a nondiscriminatory basis. In October 2000, the FCC adopted rules prohibiting certain anticompetitive contracts between carriers and owners of multi-tenant buildings, requiring ILECs to disclose existing demarcation points in such buildings and to afford competitors with access to rights-of-way, and prohibiting restrictions on the use of antennae by users which have a direct or indirect ownership or leasehold interest in such properties.

On February 20, 2003, the FCC announced a decision to revise its rules requiring the unbundling of network elements by the ILECs. Although a written order has not yet been issued, it appears that the new regulations limit the obligation of the ILECs to provide access to broadband network facilities. The new rules do not require ILECs to make fiber-to-the-home loops or the increased transmission capacity that exists after the extension of fiber networks further into a neighborhood available to CLECs. Similarly, the FCC eliminated the requirement that line-sharing, where a CLEC offers high-speed Internet access over certain frequencies while the ILEC provides voice telephone services over other frequencies using the same local loop, be available as an unbundled element.

The new rules redefine the standard for determining which services are subject to mandatory unbundling by requiring that, for a network element to be required to be unbundled, a CLEC must demonstrate that a lack of access to an ILEC's network element creates barriers, including operational and economic barriers, to its entry into the local telecommunications market which are likely to make entry into that market unprofitable. The FCC also eliminated its presumption that switching for business customers served by high-capacity loops, such as DS-1, must be unbundled to ensure competition. Instead, state utility commissions will have 90 days to determine based on market conditions that such switching must still be unbundled to preserve competition. The FCC also eliminated the current limited requirement for unbundling of packet switching.

The new rules provide state utility commissions with an increased role in determining which individual elements must be unbundled in the markets they regulate. The state utility commissions are to make detailed assessments of the status of competition in the markets within their states to ensure that the unbundling requirements are applied in a manner consistent with the newly announced standard for determining which services are subject to mandatory unbundling. The FCC also apparently intends to open a Further Notice of Proposed Rulemaking seeking comment on whether the FCC should modify the pick-and-choose rule that permits requesting CLECs to opt into individual portions of interconnection agreements without accepting all the terms and conditions of such agreements.

The new rules are expected to be subject to court review, and legislation on the same matters covered in the rules is possible. The Chairman of the FCC has indicated that he believes that these new regulations do not comply with the requirements of a court decision on UNEs. There can be no assurance that our businesses will not be adversely affected by the implementation of these new regulations, state utility commission actions based upon the new regulations, new legislation passed in response to the new regulations or any court decisions that result from a legal challenge to these regulations. In particular, to the extent that the FCC's limitation on access to fiber deployed in local loop facilities limits our ability to obtain unbundled local loops for use in serving our ICD customers, our business could be adversely affected.

Bell Operating Company Entry into Long Distance Services. Our principal competitor for local services in each area where we operate as a CLEC is an ILEC. In many of these areas, the ILEC is a Regional Bell Operating Company ("RBOC"). Although RBOCs and their affiliates were, prior to the passage of the Telecom Act, prohibited from providing long distance services, the Telecom Act allows a RBOC to provide long distance service in its own local service region upon a determination by the FCC that it had satisfied a 14-point checklist of competitive requirements. This provision increases the RBOC's incentives to open their markets to competition, to the benefit of CLECs; obtaining long distance service authority increases the ability of the RBOCs to compete against providers of integrated communications services. To date, the FCC has authorized RBOCs to provide in-region long distance services in thirty-seven states and the District of Columbia. This list of states in which RBOC in-region authority has been granted and in which we operate includes North Carolina, Georgia, Alabama, Mississippi and Louisiana. The only state in which the FCC has not authorized RBOC in-region long distance services and in which we operate is Illinois.

Relaxation of Regulation. Through a series of proceedings, the FCC has decreased the regulatory requirements applicable to carriers that do not dominate their markets. All providers of domestic interstate services other than ILECs are classified as non-dominant carriers. Our ILEC subsidiaries that operate as non-dominant carriers are subject to relatively limited regulation by the FCC. Among other requirements, these subsidiaries must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory.

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

Universal Service. The FCC is required to establish a "universal service" program that is intended to ensure that affordable, quality telecommunications services are available to all Americans. The Telecom Act sets forth policies and establishes certain standards in support of universal service, including that consumers in rural areas should have access to telecommunications and information services that are reasonably comparable in rates and other terms to those services provided in urban areas. A revised universal service support mechanism for larger ILECs went into effect on January 1, 2000. A similar new universal service mechanism for rate-of-return ILECs, known as the ICLS, went into effect January 1, 2002.

Per FCC rules, all ILECs were required to file universal service funding disaggregation studies with their respective state regulatory commissions on May 15, 2002. Our ILEC subsidiaries developed and filed such studies in compliance with FCC rules. These studies identify the amount of portable universal service funding that would be available to a competitor that has been certified as an Eligible Telecommunications Carrier ("ETC").
Information regarding portable universal service funding associated with each ILEC is available at the web site of the Universal Service Administrative Corporation ("USAC").

Competitive local exchange carriers that have been granted ETC status are eligible to receive the same amount of universal service per customer as the ILEC serving the universal service area. To date, only one carrier has been granted ETC status in an area served by our ILEC subsidiaries. In Alabama, a cellular provider has been certified as an ETC in areas served by Gulf Telephone Company. As this cellular provider introduces services to customers in this geographic area and/or submits claims for existing customers, it will be eligible to draw universal service funds. The amounts of universal service funds paid to all ETCs, including ILECs, can be found at the USAC web site. Under current rules and procedures, the payment of universal service funding to an ETC in an area served by an ILEC does not reduce the funding to the ILEC. However, the growth of the fund due to payments to new ETCs has raised awareness of the FCC. The FCC review of the situation could result in rules being promulgated that could reduce universal service funding to our ILEC subsidiaries.

Our ILEC subsidiaries receive federal and state universal service support and are required to make contributions to federal and state universal service support. Our contribution to federal universal service support programs is assessed against our interstate end-user telecommunications revenues. Our contribution for such state programs is assessed against our intrastate revenues. Although many states are likely to adopt an assessment methodology similar to the federal methodology, states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules.

On December 13, 2002, the FCC released rules making minor changes to the procedures related to universal service fund assessments. This includes a higher assessment to wireless carriers, use of a current (rather than historical) basis of revenues for assessments, and rules limiting the charges to individual carriers to no more than the assessment percentage on that customer's interstate revenues. These new rules are not expected to have any significant impacts on the operations of our ILEC subsidiaries. In the order, the FCC also asked for comment on proposed changes to the way the assessments are recovered from end users, proposing to assess end users on a per line or per number basis rather than on the basis of retail-billed revenues. No decision from this notice of proposed rulemaking has been issued.

Internet. The FCC has to date treated Internet service providers (ISPs) as enhanced service providers rather than common carriers. As such, ISPs have been exempt from various federal and state regulations, including the obligation to pay access charges and contribute to universal service funds. As part of a reciprocal compensation order, the FCC has determined that both dedicated and dial-up calls from a customer to an ISP are interstate, not local, calls and, therefore, are subject to the FCC's jurisdiction. On March 24, 2000, the D.C. Circuit Court of Appeals vacated and remanded this determination so that the FCC can explain more clearly why such calls are not considered local. In April 2001, the FCC released an order that reclassified Internet service as information access and therefore not subject to reciprocal compensation. This finding was appealed to the United States Court of Appeals for the District of Columbia, which, on May 3, 2002, remanded the issue back to the FCC, finding that the FCC's basis of its decision was insufficient. The FCC has not issued a further order establishing a different basis for its decision..

Internet services are subject to a variety of other federal laws and regulations, including with regard to privacy, indecency, copyright and tax.

On April 27, 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC asked for comment on a "bill and keep" compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way we receive compensation from other carriers and our end users. At this time, we cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on our wireline revenues and expenses would be.

On May 22, 2001, the FCC released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap ILECs and a freeze of all allocation factors for rate-of-return ILECs. This order also gave rate-of-return ILECs a one-time option to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors. The freeze is in effect from July 1, 2001 through June 30, 2006, or until the FCC has completed comprehensive separations reform, whichever comes first. The frozen allocation factors and category relationships will be based on carriers' separations studies for calendar year 2000. Our ILEC subsidiaries opted not to freeze their allocation factors.

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

Preferred Carrier Selection Changes. A customer may change its preferred long distance carrier at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as "slamming." The FCC has levied substantial fines for slamming and has recently increased the penalties for slamming. No such fines have been assessed against us.


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

In Alabama, Gulf Telephone Company ("GTC")is subject to regulation by the Alabama Public Service Commission ("APSC"). GTC must have tariffs approved by and on file with that commission for basic, non-basic and interconnection services. The APSC has proposed to expand flat-rated local calling areas to provide county-wide flat rated calling. GTC operates entirely in South Baldwin County and provides flat-rated local calling to its entire service area. The APSC's proposal, if enacted, would result in decreased intrastate toll calling, with a possible increase in local rate to offset the reduced long distance revenue. It is not known whether the APSC will proceed with this plan or how such a plan would impact GTC's overall revenues.

The Illinois Commerce Commission ("ICC") regulates Gallatin River Communications ("GRC"). GRC provides services pursuant to tariffs that are filed with, and subject to the approval of, the ICC. The rates for these services are regulated on a rate of return basis by the ICC, although GRC has pricing flexibility with respect to services that have been deemed competitive by the ICC, such as digital centrex, high capacity digital service, intraLATA toll service, wide area telephone service ("WATS"), and digital data services. The ICC has approved several interconnection agreements under the Telecom Act between GRC and mobile wireless carriers, as well as agreements between GRC and facility-based CLECs. GRC is required to support state universal service programs and is subject to ICC rules implementing these and the federal universal service programs. The ICC is currently rewriting the rules applicable to requests for rate increases by regulated entities.

In North Carolina, our ILEC subsidiary, MebTel, is regulated by the North Carolina Utilities Commission ("NCUC"). MebTel provides service pursuant to tariffs that are filed with, and subject to the approval of, the NCUC. Effective January 1, 2000, a price cap plan applies to MebTel's rates for intrastate services, replacing rate of return regulation. MebTel is subject to commission rules implementing state and federal universal service programs.

In Georgia, Coastal Utilities, Inc. ("CUI") is regulated by the Georgia Public Service Commission ("GPSC"). Passage of the Telecommunications and Competition Development Act of 1995 in Georgia significantly changed the GPSC's regulatory responsibilities. Instead of setting prices for telecommunications services, the GPSC now manages and facilitates the transition to competitive markets, establishes and administers a universal access fund, monitors rates and service quality, and mediates disputes between competitors. A price cap plan applies to CUI's rates for intrastate services.

In Alabama, Georgia and North Carolina, BellSouth has proposed changes to compensation arrangements between itself and the rural ILECs, including our ILECs. Under this set of proposals, the companies have agreed to "meet-point" billing of intraLATA private line customers. Under this arrangement, both our ILEC and BellSouth would bill end users for their respective portion of intraLATA private line services with one end in our ILECs' service area and the other end in BellSouth's service area. BellSouth has also entered into meet-point billing arrangements with wireless carriers in Alabama, Georgia and North Carolina. Where BellSouth serves as the tandem switching point between these wireless carriers and our ILECs, BellSouth will no longer compensate us for termination of these calls. Instead, BellSouth will provide billing records to our ILECs and our ILECs will enter into interconnection agreements with the wireless carriers and bill the wireless carriers directly for terminating traffic from the wireless carrier to our customers. In addition, the wireless carriers are expected to bill our ILEC for calls from our customer to the customers of wireless carriers. MebTel has challenged BellSouth's right to send traffic over BellSouth trunks and avoid payment of compensation in North Carolina. A docket has been established at the NCUC to evaluate the situation. CUI has also challenged BellSouth's compensation plan in Georgia and a group sponsored by the Georgia Telephone Association has been negotiating with BellSouth to resolve this situation. The changes in this arrangement are expected to reduce the net intercarrier revenues available to our ILECs.

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

MRC has interconnection agreements with Verizon in Illinois and North Carolina, with Sprint in North Carolina, with SBC in Texas and Illinois, and with BellSouth in its nine state operating area. These interconnection agreements govern the relationship between the ILECs and MRC's operations in the areas of resale of retail services, reciprocal compensation, central office collocation, purchase of unbundled network elements and use of operational support systems.

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

Some jurisdictions where we may provide service require license or franchise fees based on a percent of certain revenues. There are no assurances that jurisdictions that do not currently impose fees will not seek to impose fees in the future. The Telecom Act requires jurisdictions to charge nondiscriminatory fees to all telecom providers, but it is uncertain how quickly this requirement will be implemented by particular jurisdictions in which the ICD operates, especially regarding materially lower fees that may be charged to ILECs.

Our principal executive offices are located at 103 South Fifth Street, Mebane, North Carolina 27302, and our telephone number is (919) 563-1500.

Significant Customer

One customer, AT&T, represented 7%, 9% and 10% of our operating revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Employees

As of December 31, 2002, our work force consisted of 664 full time employees. Approximately 145 of our employees at Gallatin River are subject to collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW") and with the Communications Workers of America ("CWA"). Our labor agreement with the CWA, covering employees of Gallatin River in Galesburg, Illinois, was successfully renegotiated during 2002 for a three-year period that ends in April 2005. Our labor agreements with the IBEW, covering employees of Gallatin River in Dixon and Pekin, Illinois, were also successfully renegotiated during 2002. The collective bargaining agreement for the employees in Dixon was extended to November 2005 and the collective bargaining agreement for employees in Pekin was extended to September 2005. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We also believe that our relations with our employees are good.



RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.


Risk Factors Relating to Madison River


Our significant amount of indebtedness could limit our operational flexibility or otherwise affect our financial health.

We have a significant amount of indebtedness. As of December 31, 2002, we had:

  * Total indebtedness of $661.6 million;
  * Member's capital of $57.5 million; and
  * Debt to equity ratio of 11.5 to 1.

For the year ended December 31, 2002, earnings would have been insufficient to cover our fixed charges by $37.6 million.

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

Our substantial indebtedness and the related covenants that restrict what actions we may take could have important consequences for us. For example, they could:

  * make it more difficult for us to satisfy our obligations with respect to all of our indebtedness;
  * limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and increase our vulnerability to general adverse economic and industry conditions;
  * limit our ability to borrow additional amounts for working capital, capital expenditures, future business opportunities and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all;
  * require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities and other general corporate purposes;
  * limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
  * restrict our ability to access additional capital;
  * place us at a competitive disadvantage compared to our competitors that have less debt; and
  * make us vulnerable to increases in prevailing interest rates.

We may incur substantial additional indebtedness in the future. This could further exacerbate the risks described above. The terms of our current indebtedness do not fully prohibit us from incurring additional indebtedness. Our credit facilities currently permit additional borrowing of up to $20.0 million.

Our ability to service our indebtedness will depend on our ability to generate cash, our financial and operating performance, the implementation of our business plan and our ability to access cash from our subsidiaries.

Our ability to make payments on, to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, our success in our financial and operating performance, our ability to successfully implement our business plan and our ability to access the cash flow of our subsidiaries. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We may be unable to access the cash flow of our subsidiaries. A number of our subsidiaries are parties to credit or other borrowing agreements that restrict the payment of dividends, and such subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements governing the terms of our subsidiaries' indebtedness may restrict our subsidiaries' ability to pay dividends to us. See footnote 6 to our consolidated financial statements filed as part of this Form 10-K and the Liquidity and Capital Resources section of our Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 of this Form 10-K. As a result, we may be unable to receive cash through dividends, distributions or other payments from our subsidiaries sufficient to pay principal of and interest on our indebtedness.

We may need to raise more capital to fund our obligations.

We may need to raise more capital in the future to:

  * provide adequate working capital to fund our working capital deficit, continuing operations and capital expenditures;
  * provide resources to service or refinance our existing indebtedness or any other obligations we may have; and
  * provide liquidity to fund any unexpected expenses or obligations.

Based on our business plan and anticipated future capital requirements, we believe that the available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for the next 12 months. However, there is no guarantee that we will not need additional capital sooner than planned. While possible sources of additional capital include commercial bank borrowings, sales of nonstrategic assets, vendor financing or the sale or issuance of equity and debt securities to one or more strategic investors, our ability to arrange additional capital and the terms and cost of that financing will depend upon many factors, some of which are beyond our control. We may be unable to raise additional capital, and such failure to do so could have a material adverse effect on our business.

We may not be able to increase our business and revenues.

Consumers may not purchase our services. Our success depends on our ability to expand our current customer base, penetrate our edge-out markets and otherwise implement our business plan. Expansion of our customer base depends on growth in our established markets and acceptance of our communications services and technology and the willingness of prospective customers to switch to our services from their current carriers in our edge-out markets, which may be limited by the fact that some of our competitors have long-standing relationships with customers and resources that are far greater than ours.

There is no assurance that our established markets will grow as they have in the past. Our established ILEC markets have seen steady growth in recent years. Currently, however, we have seen the number of voice access lines we serve in certain of our established markets decline due to a number of factors. Competition, recession and other negative economic factors are decreasing the number of customers using our service in our established markets. In addition, at Coastal Utilities in Hinesville, Georgia, the deployment of troops from Fort Stewart and its effect on the local economy have impacted our business in that market. We may not see positive growth in the number of voice access lines in our established markets for an unforeseen period of time or at all.

We face significant and growing competition in the markets where we operate. Our ILEC subsidiaries face increasing competition from intermodal providers, such as wireless telephone companies, cable TV companies and the Internet as well as competition from CLECs. We have facility-based interconnection agreements, primarily at Gallatin River, with competitors providing DSL services and could potentially enter into more interconnection agreements in the future, some of which may allow competitors to provide voice services to our customers. With wireless telephone companies offering significant minutes of use, including long distance calls, for a flat fee, customers may believe it is more cost effective to substitute their wireless telephones for wireline telephones and to use their wireless telephones to make long distance calls, and we may experience a decrease in our local, long distance and network access service revenues. In addition, we face or expect to face competition for high speed access to the Internet from cable TV companies in each of our ILEC markets. In addition, cable TV companies are developing the ability to provide voice services over their connections which could create additional competition for our voice services.

Prices may decline. The prices that we can charge our customers for network services, including wholesale fiber capacity, data transport and voice telecommunications services, could decline due to the following factors, among others:

  * installation by us and our competitors, some of which are expanding capacity on their existing networks or developing new networks, of fiber and related equipment that provides substantially more transmission capacity than needed;
  * recent technological advances that permit substantial increases in, or better usage of, the capacity of transmission media;
  * reduced differentiation in product quality and service resulting in increased price competition;
  * strategic alliances or similar transactions that decrease industry participants' costs; and
  * changes in the regulatory environment that encourage competition and require us to charge less for our services.

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

Operation of our ICD operations may negatively impact our cash flow and financial results.

We have made significant changes to our business plan for our ICD that will allow, we believe, for a sustainable business capable of generating adequate cash to fund its operations and growth. In 2002, the ICD's operating results reflected a significant decrease in the utilization of cash. We continue to focus on developing the business and we expect to achieve sustainable positive cash flow in the near future. There is no assurance that our revised business plan can be implemented successfully or that the results will achieve a viable, sustainable business capable of funding its own operations. We cannot be certain that the revenues generated from our customer base and reductions in expenses will be adequate to maintain positive cash flow in 2003 or in future years in each of our markets or in our edge-out markets as a whole. Growth and profitability in our edge-out operations may also require interconnection and resale terms and pricing which depend on federal and state regulatory decisions and court interpretations of legislation, all of which are outside of our control and subject to change in ways that are difficult to predict.

We have risks relating to our network.

Rapidly changing communications technology and other factors may require us to expand or adapt our network in the future. We expect that new products and technologies will emerge as the telecommunications industry is subject to rapid and significant changes in technology. We cannot predict the effect of these technological changes on our business. Further, new technologies and products may not be compatible with our existing technologies and systems. In addition, our existing technologies and systems may not be competitive with new technologies and products. These changes could require us to incur significant expenditures. New products and technologies may reduce the prices for our services or be superior to, and render obsolete, the products and technologies we use. If we do not replace or upgrade our technology and equipment that becomes obsolete, we will not be able to compete effectively because we will not be able to meet customer expectations. We cannot be certain that technological changes in the communications industry will not have a material adverse effect on our business and our ability to achieve sufficient cash flow to provide adequate working capital and to service our indebtedness. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.

In addition to technological advances, other factors could require us to further expand or adapt our network, including an increasing number of customers, demand for greater data transmission capacity, failure of our technology and equipment to support operating results anticipated in our business plan and changes in our customers' service requirements. Expanding or adapting our network could require substantial additional financial, operational and managerial resources, any of which may not be available to us.

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


Because we rely on ILECs to overcome technical limitations associated with loop carrier systems, we cannot be certain that we will be able to successfully deploy ATM-based service to all areas in our edge-out markets. As a result, our network may not be able to achieve and maintain the planned high digital transmission speed. Our failure to achieve or maintain high-speed digital transmissions would have a material adverse effect on our business.

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

We need to obtain and maintain the necessary rights-of-way for our network. As of December 31, 2002, we have acquired all material, necessary nonexclusive right-of-way agreements covering our ILEC and CLEC operations in existence. However, we may need to obtain supplemental rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecom equipment for any expansion of our network in our edge-out markets. We may not be successful in obtaining and maintaining these right-of-way agreements or obtaining these agreements on acceptable terms whether in new markets or in our existing markets. Some of these agreements may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after they have expired or terminated. Although we believe that alternative supplemental rights-of-way will be available, if any of these agreements were terminated or could not be renewed, we may be forced to remove our fiber optic cable from under the streets or abandon our networks.

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

Our ability to protect our proprietary technology is limited, and infringement claims against us could impact our ability to conduct our business. We currently rely on a combination of copyright, trademark and trade secret laws and contractual confidentiality provisions to protect the proprietary information that we have developed. Our ability to protect our proprietary technology is limited, and we cannot be certain that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Also, we cannot be certain that the intellectual property that local telephone companies or others claim to hold and that may be necessary for us to provide our services will be available on commercially reasonable terms. If we were found to be infringing upon the intellectual property rights of others, we might be required to enter into royalty or licensing agreements, which may be costly or not available on commercially reasonable terms. A successful claim of infringement against us or our inability to license the infringed or similar technology on terms acceptable to us could adversely affect our business.

Expanding our services entails a number of risks.

Currently, we operate our business and provide our services primarily as a rural ILEC. Our business plan is to expand our business by adding new customers in both our ILEC and, to a limited degree, our CLEC edge-out operations. In addition, we are providing new services to our existing customers. If we expand our telecommunications businesses, we will face certain additional risks, including increased legal and regulatory risks. The telecommunications businesses in which we operate are highly competitive. We may be at a disadvantage to competitors that are stronger financially than we are or have more or better access to capital than we do. The success of our entry into new telecommunications businesses will be dependent upon, among other things, our ability to:

  * integrate new equipment and software into our networks;
  * maintain or upgrade our existing software and networks;
  * design and/or obtain fiber optic network routes;
  * obtain regulatory approvals;
  * develop strategic alliances or relationships;
  * hire and train qualified personnel; and
  * enhance our billing, back-office and information systems.

We may not be successful in expanding our services or entering new markets. In addition, demand and market acceptance for any new products and services we introduce, whether in existing or new markets, are subject to a high level of uncertainty. Our inability to expand our services or to enter new markets effectively could have a material adverse effect on our business.

We depend on key personnel.

Our business is dependent upon a small number of key executive officers. We have entered into employment, confidentiality and noncompetition agreements with Messrs. J. Stephen Vanderwoude, James D. Ogg, Paul H. Sunu, Kenneth Amburn, Michael T. Skrivan and Bruce J. Becker providing for employment of each executive for specified period of time, primarily three years, subject to termination by either party (with or without cause) on 30 days' prior written notice, and an agreement not to compete with us for a maximum period of up to 15 months, following termination for cause or voluntary termination of employment. We have not entered into employment agreements with any other key executives.

We cannot guarantee that we will be able to attract or retain other skilled management personnel in the future. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on our business and results of operation.

We face risks associated with our strategy of growth through acquisitions.

Our current business plan contemplates growth from future acquisitions. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs and limit the number of suitable acquisition candidates available. In addition, future acquisitions by us could result in the incurrence of indebtedness or contingent liabilities, which could have a material adverse effect on our business, and our ability to achieve sufficient cash flow, provide adequate working capital and service our indebtedness. Any future acquisitions could also expose us to increased risks, including, among others:

  * the difficulty of integrating the acquired operations and personnel;
  * the potential disruption of our ongoing business and diversion of resources and management time;
  * the inability to generate revenues from acquired businesses sufficient to offset acquisition costs;
  * the inability of management to maintain uniform standards, controls, procedures and policies;
  * the risks of entering markets in which we have little or no direct prior experience;
  * the difficulty of adapting incompatible operational support systems, network and other systems;
  * the impairment of relationships with employees, unions or customers as a result of changes in management; and
  * the impairment of supplier relationships.

As a result, we cannot guarantee that we will be able to consummate any acquisitions in the future or that any acquisitions, if completed, would be successfully integrated into our existing operations.

To date, we have grown in large part through the acquisition of local telephone companies and other operating assets. Our future operations depend largely upon our ability to manage our business successfully. If we are successful in making additional acquisitions, our management team will have to manage a more complex organization and a larger number of operations than we have previously operated. There can be no assurance that we will be successful in integrating the various acquisitions. In addition, we may discover information in the course of the integration of these acquisitions that may have an adverse effect on our business and results of operations.

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

We may not be able to achieve desired operating efficiencies from our information and billing systems. Sophisticated information and billing systems are vital to our growth and ability to monitor and control costs, bill customers, process customer orders, provision customer service and achieve operating efficiencies. We currently rely on internal systems and third party vendors to provide certain of our information and processing systems. Some of our billing, customer service and management information systems have been developed by third parties for us and may not perform as anticipated. Our plans for developing and implementing our information and billing systems rely primarily on the delivery of products and services by third party vendors. We may not be able to develop new business, identify revenues and expenses, service customers, collect revenues or develop and maintain an adequate work force if any of the following occurs:

  * vendors fail to deliver proposed products and services in a timely and effective manner or at acceptable costs;
  * we fail to identify adequately our information and processing needs;
  * our related processing or information systems fail;
  * we fail to maintain or upgrade systems when necessary; and
  * we fail to integrate our systems with those of our major customers.

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

Risk Factors Relating to the Telecommunications Industry

We face significant competition in our established and edge-out markets.

We operate primarily as a rural ILEC in an industry that is highly competitive. However, due to the rural, low-density characteristics of our existing operating areas, the high cost of entry into these markets and the lack of concentration of medium and large business users, we believe that compared to most other local exchange carriers, we have historically faced less competition in our existing markets. As characteristics of our markets change, the likelihood of local competitors entering our markets may increase.

Significant and potentially larger competitors could enter our markets at almost any time. We may face competition from future market entrants, including CLECs, wireless telecommunications providers, cable television companies, electric utilities, microwave carriers, Internet service providers and private networks built by large end users and municipalities. Increased competition could lead to price reductions, fewer large-volume sales, reduced operating margins and loss of market share.

In each of the edge-out markets where we provide competitive local services, the services we offer compete principally with the services offered by the ILEC serving that area. These local telephone companies have long-standing relationships with their customers and have the potential to subsidize competitive services from monopoly service revenues. The FCC's interconnection decisions and the Telecom Act provide local telephone companies with increased pricing flexibility for their services and other regulatory relief, which could adversely effect our competitive local operations. The local telephone companies with which we compete may be allowed by regulators to lower rates for their services, engage in substantial volume and term discount pricing practices for their customers or seek to charge us substantial fees for interconnection to their networks.

Many potential competitors of the ICD have, and some potential competitors are likely to enjoy, substantial competitive advantages, including the following:

  * greater name recognition;
  * greater financial, technical, marketing and other resources;
  * longstanding or established national contracts;
  * more extensive knowledge of the telecommunications business and industry;
    and
  * well established relationships with a larger installed base of current and potential customers.

ILECs can also adversely affect the pace at which we add new customers to our ICD business by prolonging the process of providing unbundled network elements, collocations, intercompany trunks and operations support system interfaces, which allow the electronic transfer between ILECs and CLECs of needed information about customer accounts, service orders and repairs. Although the Telecom Act requires ILECs to provide the unbundled network elements, interconnections and operations support system interfaces needed to allow the CLECs and other new entrants to the local exchange market to obtain service comparable to that provided by the ILECs to their own customers in terms of installation time, repair response time, billing and other administrative functions, in many cases the ILECs have not complied with the mandates of the Telecom Act to the satisfaction of many competitors. In addition, the interconnection regulations may be affected by the outcome of pending court decisions and FCC rulemaking.

Our relationships with other companies in the telecommunications industry are material to our operations and their financial difficulties may affect our business.

We generate a significant portion of our local service revenues from originating and terminating phone calls for interexchange carriers. We originate and terminate long distance phone calls for other interexchange carriers over our networks and for that service we receive revenues from the interexchange carriers, some of which are our largest customers in terms of revenues. Many of these interexchange carriers have declared bankruptcy during the past year or are experiencing substantial financial difficulties. During the past year, two major interexchange carriers with which we conduct business, MCI WorldCom and Global Crossing, declared bankruptcy. These bankruptcies have negatively impacted our financial results and cash flows. Further bankruptcies or disruptions in the businesses for these interexchange carriers could have an adverse effect on our financial results and cash flows.

We depend on many telecommunications vendors and suppliers to conduct our business. We use many vendors and suppliers that derive significant amounts of business from customers in the telecommunications business. For example, we have a resale agreement with Global Crossing to provide our long distance transmission services. Associated with the difficulties facing many companies in the telecommunications industry, some of these third party vendors and suppliers have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. Any disruptions that these third party companies experience as a result of their financial difficulties that impact the delivery of products or services that we purchase from them could have an adverse affect on our business.

We face particular risks relating to our long distance business.

As part of our offering of bundled telecommunications services to our customers, we offer long distance services. The long distance business is extremely competitive and prices have declined substantially in recent years. In addition, the long distance industry has historically had a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We rely on other carriers to provide transmission and termination services for all of our long distance traffic. Our primary underlying carrier currently is Global Crossing, which is in Chapter 11 bankruptcy protection. We must enter into resale agreements with long distance carriers to provide us with transmission services. These agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of our future customers. In the event we fail to meet our minimum volume commitments, we may be obligated to pay underutilization charges and in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. The incurrence of any underutilization charges, rate increases or termination charges could have an adverse effect on our business.

We may not be able to compete effectively with the Regional Bell Operating Companies in the provision of long distance services.

RBOCs have received authorization to provide certain types of long distance telephone service in thirty-seven states and the District of Columbia. This list of states in which RBOC in-region authority has been granted and in which we operate includes North Carolina, Georgia, Alabama, Mississippi and Louisiana. The only state in which the FCC has not authorized RBOC in-region long distance services and in which we operate is Illinois. RBOCs have succeeded in capturing substantial market shares in long distance services in several states where they are authorized to provide such services, including New York and Texas. By obtaining such authorizations, a major incentive that the RBOCs have to cooperate with companies like our ICD operations to foster competition within their service areas has been removed. When RBOCs offer both long distance and local exchange services, they reduce a competitive advantage which companies like our ICD operations currently are able to offer in those regions.

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

While our ICD and long distance businesses are subject to government regulation, our ILEC subsidiaries, in particular, are highly regulated at both the federal and state levels. In general, our ILEC subsidiaries operate under regulations limiting their rates of return on interstate and intrastate services. For interstate services, the FCC periodically reviews the reasonableness of the allowed rate-of-return these businesses may charge and may reduce such allowed rate-of-return. In addition, the FCC has reformed the rules that govern how our ILECs charge long distance companies for completion of interstate calls, reducing the interstate costs recovered from interstate access charges.

The Telecom Act requires ILECs to enter into agreements to interconnect with, sell unbundled network elements to, and sell services for resale to, CLECs. Our ability to compete in the local exchange market as a CLEC may be adversely affected by the ILEC's pricing of such offerings and related terms, such as the availability of operation support systems and local number portability, and would be adversely affected if such requirements of the Telecom Act were repealed. Furthermore, the FCC's recent order reducing the ILEC's obligations to provide us with access to their network elements may increase the costs of providing service to our ICD customers, require us to make extensive investments in new network equipment to serve ICD customers, or delay or otherwise limit or affect our ability to expand our ICD operations. Depending on the implementation of the Telecom Act, our rural ILEC subsidiaries may be forced to interconnect with, and sell such services and elements to, competitors at prices that do not fully recover our costs of providing such services.

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

Many other aspects of our services and operations are subject to federal and state regulation, including the introduction and pricing of new services, contributions to and receipts from universal service funds, compliance with demands from law enforcement and national security agencies, privacy of customers' information and our use of radio frequencies. We currently receive revenues as a result of state and federal universal service fund contributions and make payments to such funds. If these programs are modified or discontinued, our financial results and cash flows may be adversely affected.

Available Information

Investors may obtain access, free of charge, to this Madison River Capital, LLC Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports by visiting the investor relations page on our website at www.madisonriver.net. These reports will be available as soon as reasonably practicable following electronic filing with or furnishing to the Securities and Exchange Commission ("SEC"). In addition, the SEC's website is www.sec.gov. The SEC makes available on this website, free of charge, reports and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC's website is not part of this document.

Item 2.  Properties

We own and lease offices and space in a number of locations within our regions of operation, primarily for our corporate and administrative offices, central office switches and business offices, network operations centers, customer service centers, sales offices and network equipment installations. Our corporate headquarters and our accounting center are located in approximately 24,100 square feet of leased space in two separate buildings in Mebane, North Carolina. The lease for the corporate headquarters (including our renewal options) will expire in approximately 16 years. The leases for the accounting center (including our renewal options) will expire at various times in six to eight years.

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

The ICD primarily leases properties for sales and administrative offices, collocations, ATM switches and data transmission equipment. It also leases local loop lines that connect its customers to its network as well as leasing space in ILEC central offices for collocating transmission equipment. The ICD closed certain of its sales and administrative offices and is currently evaluating its options related to disposal or sublease of these spaces. The ICD has leases on office space in Raleigh, North Carolina; Peoria, Illinois and Atlanta, Georgia that are no longer used by the ICD and have been sublet. In addition, the ICD has office space in Greensboro, North Carolina; Bloomington, Illinois and New Orleans, Louisiana that it is actively marketing on a sublet basis. The ICD owns approximately 2,300 route miles of fiber in North Carolina, Illinois and across the southeast from Atlanta to Houston and Dallas.

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

In response to these operational failures, we underwent an extensive review of the ESOP administration for the plan years 1995 through 1999. As part of this process, on June 7, 2002, we submitted a new application for a compliance statement under the Walk-In-Closing Agreement Program with the IRS. The new application restates our proposed corrections to be made for the operational failures disclosed in the first application as well as addresses our proposed corrections for the additional failures found in the administration of the ESOP. We are uncertain as to the timing for completing this process or the ultimate outcome of our new application with the IRS.

In May 2002, the escrow committee authorized the transfer of $1.7 million from the escrow account, established in connection with our acquisition of Gulf Coast Services, to the ESOP as required by the initial application. If future amounts are required to be contributed to the ESOP to comply with the Code, we will pursue other options currently available to us to obtain reimbursement of those funds, which may include seeking additional reimbursement from the escrow account. However, there is no assurance that we will be able to obtain any reimbursement from another source, and, therefore, we may be required to contribute to the Plan the funds needed to make up any shortfall. We do not believe that any future amounts required to be contributed to the ESOP as part of this corrective action will have a material adverse effect on our financial condition, results of operations or cash flows.

(b) On July 11, 2002, MCI WorldCom Communications, Inc. filed suit against MRC in the General Court of Justice Superior Court Division, Mecklenburg County, North Carolina (Civil Action No. 02-CVS-11454). Shortly thereafter, on July 21, 2002, WorldCom, Inc. and 200 of its subsidiaries filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (Chapter 11 Case No. 02-13533). In the civil action, MCI WorldCom claimed that it delivered telecommunications facilities and services to MRC for which it was entitled to in excess of $1.8 million. The Company refuted these assertions in its affirmative defenses filed with the Superior Court. In January 2003, the parties agreed to mediate their differences and reached a global settlement on all pending claims. Upon completion of certain actions by the parties on or before July 15, 2003, a motion to dismiss all claims will be submitted to the Superior Court by both parties. MRC had accrued all amounts related to this settlement at December 31, 2002.

(c) We are involved in other various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.


Item 4.	Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2002.






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

Item 6.  Selected Financial Data

                           MADISON RIVER CAPITAL, LLC
                      Selected Financial and Operating Data
                             (Dollars in thousands)

                                                           Year Ended December 31,
                                ----------------------------------------------------------------
                               1998 (a)      1999 (b)      2000 (c)        2001          2002
                               --------      --------      --------      --------      --------
Statement of Operations Data:
Statement of Operations Data:
  Revenues                     $  16,864      $  81,517     $ 167,101     $ 184,263     $ 184,201
  Operating expenses:
    Cost of services and
      selling, general
      and administrative
      expenses                    12,157         54,517       117,016       125,779       104,665
    Depreciation and
      amortization                 4,177         21,508        50,093        58,471        50,649
                               ------------------------------------------------------------------
  Total operating expenses        16,334         76,025       167,109       184,250       155,314
                               ------------------------------------------------------------------
  Operating income (loss)            530          5,492            (8)           13        28,887
  Interest expense                (3,893)       (22,443)      (61,267)      (64,624)      (63,960)
  Other income (expense)             481          3,386         4,899       (14,813)       (2,486)
                               ------------------------------------------------------------------
  Loss before income taxes and
    minority interest expense     (2,882)       (13,565)      (56,376)      (79,424)      (37,559)
  Income tax (provision) benefit     (52)        (1,625)       (2,460)        5,570        (1,584)
  Minority interest expense         -              -             (750)       (1,075)         (275)
                               ------------------------------------------------------------------
  Loss before extraordinary item  (2,934)       (15,190)      (59,586)      (74,929)      (39,418)
  Extraordinary item                (173)          -             -             -             -
                               ------------------------------------------------------------------
  Net loss                    $   (3,107)     $ (15,190)    $ (59,586)    $ (74,929)    $ (39,418)
                               ==================================================================

Balance Sheet Data (at period end):
  Cash and cash equivalents     $  6,354      $  83,729     $  63,410     $  21,606     $  19,954
  Telephone plant and
    equipment, net                89,486        293,322       400,319       396,794       359,365
  Total assets                   285,763        785,290       992,017       896,578       843,471
  Long-term debt, including
    current portion              219,876        535,611       678,114       680,018       661,568
  Total member's capital          54,070        165,994       129,101        59,393        57,490

Other Financial Data:
  Capital expenditures         $   6,056      $  37,756     $  89,644     $  39,936     $  12,344
  Net cash provided by (used
    in) operating activities       3,582         12,938        23,964       (19,770)       32,122
  EBITDA (d)                       4,707         27,000        50,085        58,484        79,536
  Ratio of earnings to fixed
    charges (e)                     -              -             -             -             -

Computation of EBITDA:
  Operating income (loss)       $    530      $   5,492      $     (8)     $     13     $  28,887
  Depreciation and amortization    4,177         21,508        50,093        58,471        50,649
                                 ----------------------------------------------------------------
  EBITDA                        $  4,707      $  27,000      $ 50,085      $ 58,484     $  79,536
                                 ================================================================

Note: Madison River Capital, LLC, a wholly-owned subsidiary of Madison River
      Telephone Company, LLC, was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Prior to the formation of Madison River Capital, the operations of the operating subsidiaries were consolidated at the Madison River Telephone Company level. Concurrent with the organization of Madison River Capital as a subsidiary of Madison River Telephone Company, all operations were consolidated at the Madison River Capital level. Therefore, information presented for 1998 in this schedule represents the consolidated financial operations for Madison River Telephone Company. The information presented for 1999, 2000, 2001 and 2002 in this schedule represents the consolidated financial operations for Madison River Capital.

(a) Represents the historical consolidated financial information of Madison River Telephone Company that includes the results of operations of Madison River Telephone Company and its subsidiaries, including Mebcom (acquired on January 16, 1998) and Gallatin River (acquired on November 1, 1998).

(b) Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Gulf Coast Services (acquired on September 29, 1999).
(c) Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Coastal Communications (acquired on March 30, 2000).
(d) EBITDA consists of operating income (loss) before depreciation and amortization. EBITDA is presented because we believe investors and other interested parties frequently use it in the evaluation of our ability to meet our future debt service, capital expenditures and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities or as a measure of liquidity or as an alternative to net earnings as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles. See the Consolidated Statements of Cash Flows included in our financial statements.
(e) The ratio of earnings to fixed charges is computed by dividing income before income taxes and fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest. For the years ended December 31, 1998, 1999, 2000, 2001 and 2002, earnings of Madison River were insufficient to cover fixed charges by $2,882, $13,565, $56,376, $79,424 and $37,559, respectively.





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

Included in our discussion and analysis of our operating results are comparisons of EBITDA. EBITDA consists of operating income (loss) before depreciation and amortization and is presented because we believe investors and other interested parties frequently use it in the evaluation of our ability to meet our future debt service, capital expenditure and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to net earnings as an indicator of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.


Overview
--------

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At December 31, 2002, we had approximately 223,700 voice and high speed data connections in service.

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

In addition to its CLEC operations, the ICD has a transport business that provides transport and Internet egress services to other carriers and large businesses along its approximately 2,300 route miles of fiber optic network. The majority of this network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the four Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. The Company has designated Atlanta and Dallas as its Internet egress points. The ICD's transport business is currently providing services in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas. Because we have found the fiber transport business to be extremely competitive and price driven, we do not anticipate actively expanding this line of business at this time. Consequently, the main value being derived from this fiber optic network is used to support our dial-up, high speed data and DSL Internet services provided in both the LTD and the ICD, which use our network to connect to the Internet.

Our current business plan is focused on improving cash flows for the enterprise. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of ILECs in rural markets. In acquiring our four ILECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. The LTD is continuing the development of these established markets with successful marketing of vertical services and DSL products and is controlling expenses through the use of business process management tools and other methods. In the ICD, our strategy is to focus on developing a profitable customer base and to generate sustainable positive cash flow from the division. In order to achieve positive cash flow, we intentionally slowed the rate of growth in this division to allow us to capitalize on the revenues generated by currently installed lines and reduced our expenses and capital expenditures.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of voice and data communications services to business and residential customers in our established ILEC markets. For the year ended December 31, 2002, approximately 91.7% of our operating revenues came from the LTD and 8.3% from the ICD. For the year ended December 31, 2001, approximately 92.9% of our operating revenues came from the LTD and 7.1% from the ICD. We intend to focus on continuing to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access and enhanced data and other services. The sale of communications services to customers in our ILEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate significant growth in revenues for the ICD as we continue to focus on a business plan that provides sustainable positive cash flows in the division. Our transport business, which provides services to other carriers and major accounts, will grow revenues only if certain profit margins are obtained without making significant additional capital investments and will primarily continue to support our retail Internet service business.


We are currently experiencing a decline in the number of voice access lines in service in the LTD, primarily in the Illinois and Georgia ILECs. For the year ended December 31, 2002, the LTD finished with approximately 190,250 voice access lines in service, which is a decrease of 4,560 voice access lines from approximately 194,810 voice access lines in service at December 31, 2001. We have seen the predominant share of voice access line losses in our Illinois and Georgia operations. A persistent weakness in the local economies that Gallatin River Communications in Illinois serves has led to the decline in voice access lines in those markets. At Coastal Utilities in Georgia, the loss in voice access lines is attributable to our proximity to Fort Stewart and the impact of 3rd Infantry Division's full troop deployment overseas. Although the number of access lines directly related to Fort Stewart is not material, the effect on the local community from the deployment has affected our operations. The full extent of the impact is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. However, we estimate that had the troops been deployed for all of 2002, our EBITDA would have been lower by approximately $2.0 million, our net loss would have been greater by approximately $1.2 million and our capital expenditures would have been reduced by approximately $0.5 million.

The number of DSL subscribers we serve in the LTD continues to grow though at a slower sequential rate than we have experienced in the past. This is primarily due to our achievement of a market penetration for our DSL product in our markets that is comparable to reported national averages for high-speed Internet access (DSL and cable modem) penetration and competitive pressures. As of December 31, 2002, we had approximately 16,420 DSL connections in service, an increase of 5,280 connections from 11,140 DSL connections at December 31, 2001. Our penetration rate for installed DSL connections reached 8.7% of our LTD voice access lines at December 31, 2002.

We have also been successful in growing our revenues in the LTD from providing long distance, dial-up Internet and vertical services to our customers. At December 31, 2002, we had approximately 91,230 long distance accounts and 27,760 dial-up Internet subscribers. In addition, our penetration rates for vertical services such as voicemail, caller identification, call waiting and call forwarding continued to increase during 2002.

In the near term, we anticipate that revenues from the ICD will remain fairly comparable to current levels. At December 31, 2002, the ICD served approximately 16,340 voice access lines and 710 high speed data connections. At December 31, 2001, the ICD had approximately 16,730 voice access lines and 690 high speed data connections in service. We are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration. For 2002, the ICD was successful in renewing approximately 86% of its expiring contracts with monthly recurring rates that have increased approximately 32%.

We will continue to offer bundled services and to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts.

Recent bankruptcies by interexchange carriers, including MCI WorldCom and Global Crossing, have impacted our financial results including our revenues, EBITDA and cash flows. The final resolution of these bankruptcies through the legal process and/or any regulatory changes that may arise from these events may have a material impact on our business. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on LECs, we may be unable to appropriately protect ourselves against the financial impact associated with any future bankruptcies of interexchange carriers or other telecommunication providers.

Expenses

The LTD historically has reported fairly consistent operating expenses from period to period. However, as we continued to integrate our ILEC acquisitions and implement business process management tools to better manage expenses, we have seen our operating expenses in our ILEC operations decrease. In addition, in 2002, the adoption of a new accounting standard stopped the amortization of our goodwill related to our acquisitions which resulted in a significant decrease in our operating expenses. Although we will seek to maintain the expense reductions that we have achieved in the LTD and, with additional improvements, potentially gain some further cost savings, we expect these decreases in expenses will be realized at a slower sequential rate than we have recently experienced.

During the past eighteen months, the ICD has been focused on aligning its organization with its market opportunities in order to develop a business plan that will allow it to achieve sustainable positive cash flow. An important part of this strategy was the decision, in the fourth quarter of 2001, to slow the rate at which the ICD was adding new voice and high speed data connections. With slower planned growth, fewer sales personnel were needed and, as a result, fewer provisioners, sales engineers, customer care and other support personnel were required. In addition, certain fixed facility and overhead costs were reduced or eliminated. In addition, the ICD focused on the grooming of its network to reduce the costs of delivering services to its customers. The ICD reworked its network, replacing more expensive special access circuits with circuits provided for in our interconnection agreements with the incumbent local exchange carriers.

In the third quarter of 2002, we completed the transformation of the ICD as a true edge-out CLEC by placing the responsibility of managing and operating the ICD's markets with our respective ILECs which allowed for additional reductions in operating expenses and overhead. As a result of these changes in the ICD's business, we have seen a significant decrease in the ICD's expenses in 2002. Based on our current business model, we expect that the ICD's operating expenses should remain relatively consistent with current levels in the fourth quarter of 2002 and, barring any unforeseen events, that any further decreases, if any, should be minimal.

Our primary operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization.

Cost of services

Our cost of services includes:

  * plant specific costs and expenses, such as network and general support expense, central office switching and transmission expense, information origination/termination expense and cable and wire facilities expense;
  * plant nonspecific costs, such as testing, provisioning, network, administration, power and engineering;
  * the cost of leasing unbundled copper loop lines and high capacity digital lines from the ILECs to connect our customers and other carriers' networks to our network;
  * the cost of leasing transport from ILECs or other providers where our fiber transport capacity is not available; and
  * the cost of collocating in ILEC central offices.

We have entered into interconnection agreements with BellSouth, Verizon, Ameritech, Sprint and SBC which allow, among other things, the ICD to lease unbundled network elements from these ILECs, at contracted rates contained in the interconnection agreements. The ICD uses these network elements to connect its customers with its network. Other interconnection agreements may be required by the ICD. In addition, the ICD currently has the necessary certifications to operate in the states where it has customers.

We have a resale agreement with Global Crossing to provide long distance transmission services. This agreement contains minimum volume commitments. Although we believe that we will meet these commitments, we may not be successful in generating adequate long distance business to absorb our minimum volume commitment and will be required to pay for long distance transmission services that we are not using. This agreement terminates in the second quarter of 2003, but automatically renews for 90 day periods unless either party cancels the contract upon providing 90 days written notice. We are currently procuring services for future periods, and, at this time, the costs and related terms under which we purchase long distance telecommunications services for resale have not been determined. However, we do not expect any material, adverse changes from any changes in our new service contract.


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

Depreciation and amortization expenses

We recognize depreciation expense for our telephone plant and equipment that is in service and is used in our operations, excluding land which is not depreciated. Depreciation is calculated using composite straight-line rates, which approximated 7.57% and 6.87% of average depreciable property for 2002 and 2001, respectively. As we are a regulated entity, such rates are approved by the public utility commissions in the states where we have regulated telephone plant in service.

Amortization expense is recognized primarily for our intangible assets considered to have finite lives on a straight-line basis. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which was effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer permitted to be amortized after December 31, 2001, but are subject to impairment tests at least annually in accordance with the tenets of SFAS 142. Other intangible assets will continue to be amortized over their estimated useful lives. We adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. In 2001 and prior years, goodwill was amortized using the straight-line method over 25 years. The application of the nonamortization provisions of SFAS 142 resulted in a decrease in amortization expense of approximately $16.5 million in 2002.

As a result of our limited operating history as a consolidated company and the number and timing of our acquisitions, there is limited operating and financial data about us upon which to base an evaluation of our performance. Although we expect to maintain positive EBITDA as an enterprise, as we expanded from our established markets, operating losses in our edge-out markets in which the ICD operates have materially decreased our EBITDA in recent quarters and may continue to lower our EBITDA over the near-term as we work to make the ICD EBITDA positive. Further, our business plan requires additional capital expenditures necessary to deliver high quality integrated communications services and solutions. We anticipate that in the next year, most of our capital expenditures will be directed at maintaining our existing networks and accommodating growth in demand for our services, primarily from providing high speed Internet access services. Although we are currently projecting an increase in revenues, our revenues may not increase or even continue at their current levels, and we may not achieve or maintain our target levels for expenses or profitability. We may not be able to generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results may differ from our current projections, and those differences may be material.

Critical Accounting Policies

Revenue Recognition

Revenues are recognized when the corresponding services are provided regardless of the period in which they are billed. Recurring local service revenues are billed in advance, and recognition is deferred until the service has been provided. Nonrecurring revenues, such as long distance toll charges and other usage based billings, are billed in arrears and are recognized when earned.

Network access service revenues are based on universal service funding and charges to interexchange carriers for switched and special access services and are recognized in the period when earned. Our rural ILEC subsidiaries participate in revenue sharing arrangements, sometimes referred to as pools, with other telephone companies for interstate revenues and for certain intrastate revenues. Such sharing arrangements are funded by national universal service funding, subscriber line charges and access charges in the interstate market. Revenues earned through the sharing arrangements are initially recorded based on our estimates. These estimates are then subject to adjustment in future accounting periods as refined operating results become available. Traffic sensitive and special access revenues for interstate services are billed under tariffs approved by the appropriate regulatory authority and retained by us.

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


Results of Operations

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Total revenues for the year ended December 31, 2002 were $184.2 million, a decrease of $0.1 million from $184.3 million for the year ended December 31, 2001. Revenues in the LTD were $168.9 million in 2002, a decrease of $2.3 million, or 1.3%, from revenues of $171.3 million in 2001. Revenues from Internet and enhanced data services were $4.4 million higher in 2002 than in 2001 as a result of growth in the number of DSL connections. The LTD finished 2002 with approximately 16,420 DSL connections compared to approximately 11,140 DSL connections at the end of 2001, an increase of 5,280 connections. The increase in Internet and enhanced data services was offset by lower local service revenues, which decreased $3.1 million in 2002, and miscellaneous telecommunications service and equipment revenues, which decreased $3.2 million in 2002. Local service revenues were unfavorably impacted by decreases in our voice access lines in service and lower network access revenues. In addition, we sold two exchanges in Illinois in May 2001 that contributed approximately $1.2 million in revenues in 2001 prior to the date of their disposal for which no comparable revenues were reported in 2002. Miscellaneous telecommunications service and equipment revenues decreased primarily as a result of higher bad debt charges being recognized in 2002 compared to 2001. The most significant bad debt charges were recognized in connection with the bankruptcies of two interexchange carriers, MCI WorldCom and Global Crossing. Revenues generated by the ICD in 2002 grew $2.1 million over the prior year, or 16.3%, to $15.3 million, as a result of an increase in the average number of voice and high speed data connections in service during 2002. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 83.5% and 84.9% for the years ended December 31, 2002 and 2001, respectively.

Total operating expenses decreased $29.0 million from $184.3 million, or 100.0% of total revenues in 2001, to $155.3 million, or 84.3% of total revenues in 2002. Cost of services, as a percentage of total revenues, decreased from 37.2% in 2001 to 30.6% in 2002, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 31.0% in 2001 to 26.3% in 2002. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 31.7% in 2001 to 27.5% in 2002. The decrease is attributable to lower operating expenses in both the LTD and the ICD.

Operating expenses in the LTD in 2002 were $119.2 million, a decrease of $15.1 million, or 11.3%, from 2001 operating expenses of $134.3 million. The decrease is primarily the result of lower amortization expenses in 2002 than in 2001. Effective with the adoption of SFAS 142 in the first quarter of 2002, we were no longer permitted to amortize our goodwill. In 2001, expenses associated with the amortization of goodwill were approximately $16.5 million in the LTD for which no comparable amortization expense was recognized in 2002. In addition, the LTD's cost of services were approximately $3.1 million lower in 2002 than 2001 primarily as a result of expense reduction measures and impact on expenses from the disposal of the two exchanges in Illinois in the second quarter of 2001. These reductions in operating expenses in the LTD were offset by an increase in depreciation expense and selling, general and administrative expenses. Depreciation expense increased approximately $3.5 million as a result of a higher average balance of telephone plant and equipment in service in 2002 than in 2001. Selling, general and administrative expenses increased $0.9 million in 2002 compared to 2001 due to an increase in non-cash, long-term incentive plan expenses of $3.8 million. Excluding the impact of these long-term incentive plan expenses, selling, general and administrative expenses would have decreased $2.9 million in 2002.

For the ICD, operating expenses in 2002 were $36.1 million compared to operating expenses in 2001 of $49.9 million, a decrease of $13.8 million or 27.6%. The decrease in operating expenses reflects the ICD's strategy to achieve positive cash flow with a slower targeted growth rate and significant cost reductions as well as the realignment of its operations under the responsibility of the LTD. Cost of services decreased approximately $9.2 million, or 41.8%, primarily as a result of lower personnel costs and circuit expenses. Selling, general and administrative expenses decreased $9.7 million, or 55.3%, primarily attributed to a smaller sales, marketing and engineering support function and lower overhead expenses. Operating expenses in the ICD reflect restructuring charges of $2.6 million and $2.8 million accrued in the third quarter of 2002 and fourth quarter of 2001, respectively.

Net operating income increased approximately $28.9 million from net operating income of $13,000 to net operating income of $28.9 million, or 15.7% of total revenues in 2002. The increase is primarily attributable to non-amortization of goodwill and expense reductions realized in both the LTD and the ICD. Net operating income in the LTD increased $13.0 million, or 35.2%, to $49.8 million in 2002 from $36.8 million in 2001. For the ICD, the net operating loss improved $15.9 million, or 43.3%, to a net operating loss of $20.9 million 2002 from a net operating loss of $36.8 million in 2001.

Interest expense decreased $0.6 million to $64.0 million, or 34.7% of total revenues, in 2002 compared to $64.6 million, or 35.1% of total revenues, in 2001. The decrease in interest expense is primarily attributable to a lower average outstanding balance of long-term debt during 2002 compared to 2001, partially offset by a higher weighted average interest rate.

For 2002, we had other net expenses of approximately $2.5 million compared to other net expenses of $14.8 million in 2001, a change of $12.3 million. Included in other expense for 2002 is a $4.1 million realized loss for a decrease in the fair market value of our investment in US Unwired, Inc. common stock that was deemed to be other than temporary and an impairment charge of $2.1 million taken against the carrying value of our investment in US Carrier Telecom, LLC that is accounted for using the equity method. Included in other net expenses for 2001 are realized losses on the disposal of marketable equity securities of approximately $9.5 million and impairment losses on investments accounted for using the equity method of $8.9 million.

Our net loss improved $35.5 million from a net loss of $74.9 million, or 40.7% of total revenues, in 2001, to a net loss of $39.4 million, or 21.4% of total revenues, in 2002, as a result of the factors discussed above. The LTD reported net income of $8.5 million in 2002 compared to a net loss of $11.1 million in 2001, an improvement of $19.6 million. For 2002 and 2001, the ICD had a net loss of $47.9 million and $63.9 million, respectively, an improvement of $16.0 million. Our EBITDA increased $21.0 million from $58.5 million, or 31.7% of total revenues, in 2001, to $79.5 million, or 43.2% of total revenues, in 2002. The increase in EBITDA is primarily attributable to the expense reductions achieved in both the LTD and the ICD.


Year Ended December 31, 2001 compared to Year Ended December 31, 2000

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

Total revenues for the year ended December 31, 2001 were $184.3 million, an increase of $17.2 million from $167.1 million for the year ended December 31, 2000. The increase is attributed principally to a full year of operations of Coastal Communications being included in 2001 and growth in revenues in the ICD. The operations of Coastal Communications, acquired on March 30, 2000, are included in 2001 for a full year compared to only nine months of operations for 2000. This accounted for approximately $9.7 million, or 56.4% of the increase. Revenues generated by the ICD grew $8.7 million over the prior year, or 51% of the increase, as a result of increases in voice and high speed data connections in service. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 84.9% and 83.4% for the years ended December 31, 2001 and 2000, respectively.

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

Operating Activities. For the year ended December 31, 2002, we generated net cash from operating activities of $32.1 million. For the year ended December 31, 2001, we used net cash in our operating activities of $19.8 million. For the year ended December 31, 2000, we generated net cash from operating activities of $24.0 million. Comparing 2002 to 2001, the change in net cash flows from operating activities changed approximately $51.9 million. For 2002, our net loss before non-cash charges of depreciation, amortization, long-term incentive plan expenses, realized losses on marketable equity securities and investment impairment charges and equity losses in unconsolidated subsidiaries reflect net cash provided of $23.9 million compared to $5.6 million for the prior year, an improvement of $18.3 million. In addition, net cash used for current liabilities in 2002 was approximately $20.8 million lower in 2002 than in 2001. Also, in 2002, we received income tax refunds of approximately $6.5 million for which no comparable refunds were received in 2001. The change from 2001 to 2000 is primarily attributable to the change in accounts payable and accrued expenses. The change in accounts payable and accrued expenses generated cash of approximately $35.3 million in 2000 whereas the change in the same accounts in 2001 resulted in a use of cash of approximately $25.1 million, or a $60.4 million change year over year.

Investing Activities. For the year ended December 31, 2002, net cash used in investing activities was $10.7 million, primarily due to capital expenditures of $12.3 million. This was offset by net cash of $0.7 million from redemption of SCCs and a decrease in other assets of $0.9 million. For the year ended December 31, 2001, we used $24.0 million in cash for investing activities. Cash used for investing activities was primarily for the purchase of telephone plant and equipment in the amount of $39.9 million. This was offset by proceeds from the sale of telephone plant and equipment of $13.5 million and decreases in other assets of $2.4 million. For the year ended December 31, 2000, we used cash for investing activities in the amount of $214.6 million. Investing activities in 2000 were primarily attributable to the acquisition of Coastal Communications, net of cash acquired, for $116.6 million. In addition, purchases of telephone plant and equipment were $89.6 million.

Financing Activities. For the year ended December 31, 2002, net cash used in financing activities was $23.0 million. Repayments on long-term debt of $20.4 million and repayment of an outstanding line of credit of $10.0 million was primarily attributable to the net use of cash for financing activities. In addition, during 2002, we redeemed $2.0 million in member's interest and $1.0 million in minority interest in CUI and advanced $1.4 million to our managing directors. These uses of cash were offset by the proceeds of $4.0 million from advances on a line of credit and $7.8 million from borrowings under a term loan. For the year ended December 31, 2001, net cash provided by financing activities was $2.0 million. The primary components of this net cash were proceeds from long-term debt of $17.0 million, offset by repayments on long-term debt of $15.3 million. For the year ended December 31, 2000, net cash provided by financing activities was $170.4 million and consisted of $27.4 million in capital contributions from our member and $329.6 million in proceeds from long-term debt. The proceeds from long-term debt were made up of $197.3 million in net proceeds from the senior notes offering, $121.0 million in financing for the Coastal Communications acquisition and $11.3 million in additional borrowings used to purchase SCC's as part of refinancing of our loan agreements with the RTFC. These amounts were offset by payments on long-term debt of $186.7 million, the most significant payment resulting from the repayment of a note in the amount of $177.8 million to the RTFC.

At December 31, 2002, we had negative working capital of $24.8 million compared to negative working capital of $15.1 million at December 31, 2001. The following table contains a summary of our material contractual cash obligations as of December 31, 2002:

                                               Payments Due by Period
                               Total       Year 1     Years 2-3    Years 4-5    Thereafter
                           ---------------------------------------------------------------
   Long-term debt          $  661,568    $  27,613    $  81,955    $  70,642    $  481,358
   Operating leases            11,181        2,191        4,092        2,820         2,078
   Redemption of minority
      Interest                  5,000        1,000        2,000        2,000          -
                            ---------     --------     --------     --------     ---------
   Material contractual
     cash obligations      $  677,749    $  30,804    $  88,047    $  75,462    $  483,436
                            =========     ========     ========     ========     =========

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

RTFC Debt Facilities

As of December 31, 2002, we had approximately $440.1 million in term loans outstanding with the RTFC. Of this amount, $422.0 million bear fixed interest rates that range between 6.5% and 8.5%, with a weighted average rate approximating 7.94%. The fixed interest rates expire at various times, beginning in April 2003 up through April 2005, depending on the terms of the note, at which time the note will convert to a variable rate. We have the ability to fix these interest rates after the date of the fixed rate expiration at the RTFC's then-prevailing interest rate for long-tem debt with similar maturities. The remaining $18.1 million in term loans have variable interest rates that range from 5.6% to 6.0% at December 31, 2002, or a weighted average interest rate of 5.8%.

As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates ("SCCs") that represent ownership interests in the RTFC. Depending on the loan agreement, we purchased SCCs equivalent to either 5% or 10% of the amount borrowed. The RTFC financed the purchase of the SCCs by increasing the balance advanced for a loan by an amount equal to the SCCs purchased. In December 2000, we refinanced our outstanding loan agreements with the RTFC and, at that time, agreed to increase the level of SCCs we held to a balance equivalent to 10% of the outstanding balance remaining on all of the term loans.

At December 31, 2002, we owned $46.1 million in SCCs. The SCCs are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. In March 2003 and 2002, the RTFC redeemed approximately $2.0 million and $1.5 million, respectively, of our SCCs.

In the third quarter of 2002, we drew down the full amount available under a $7.8 million term loan with the RTFC. In accordance with the terms of the loan facility, we purchased SCCs equivalent to 10% of the amount advanced under this term loan, or approximately $778,000, using proceeds from the facility to finance the SCCs purchase. Interest on this facility is payable at the lender's base rate plus 0.35% per annum, or 5.6% at December 31, 2002.

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

In addition to the term loans, we also have a secured line of credit and an unsecured line of credit with the RTFC. The secured line of credit is a $31.0 million facility and has no annual paydown provisions. The secured line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 6.25% at December 31, 2002. We had advanced $21.0 million against this line of credit at December 31, 2002, and the remaining $10.0 million is fully available to be drawn.
The unsecured line of credit is a $10.0 million facility at Coastal Utilities, Inc. that is available for general corporate purposes and expires in March 2005. Under the terms of the unsecured revolving line of credit agreement, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. The unsecured line of credit, which was fully advanced in the fourth quarter of 2001, was repaid in the third quarter of 2002 and is fully available to be drawn. The unsecured line of credit bears interest at the RTFC base rate for a standard line of credit plus 100 basis points.

The borrower for our loan and secured revolving line of credit agreements with the RTFC is our subsidiary, Madison River LTD Funding Corp. ("MRLTDF"). The loan facilities are secured by a first mortgage lien on substantially all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the debt facilities. The borrower for the unsecured line of credit is Coastal Utilities, Inc.

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is also, among other things, restricted from declaring or paying dividends to its parent, Madison River Holdings, a wholly-owned subsidiary of Madison River Capital, limited in its ability to make intercompany loans or enter into other affiliated transactions and restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, any amounts available under the line of credit facilities discussed above may only be available to MRLTDF and its subsidiaries and not to us or our other subsidiaries to fund obligations.

MRLTDF is required to test its compliance with certain financial ratios on an annual basis. At December 31, 2002, MRLTDF was in compliance with these financial ratios.

Senior Notes

We currently have $200.0 million in publicly traded 13 1/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the Securities and Exchange Commission and are subject to the terms and conditions of an indenture. At December 31, 2002, the senior notes had a carrying value of $197.7 million, which is net of a $2.3 million unamortized discount.

Under the terms of the indenture, we must comply with certain financial and administrative covenants. Among other things, we are restricted in our ability to incur additional indebtedness, to pay dividends, to redeem or repurchase equity interests, to make various investments or other restricted payments, to create certain liens or use assets as security in other transactions, to sell certain assets or utilize certain asset sale proceeds, to merge or consolidate with or into other companies or to enter into transactions with affiliates. At December 31, 2002, we were in compliance with the terms of our senior notes indenture.

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


Capital Requirements

We will require significant capital to fund our working capital needs, including our working capital deficit, debt service requirements, capital expenditures and cash flow deficits. In the near term, we expect that our primary uses of cash will include:

  * scheduled principal and interest payments on our long-term debt;
  * the maintenance and growth of our current network infrastructure;
  * the maintenance, upgrade, development and integration of operating support systems and other automated back office systems;
  * real estate expenses in connection with our network facilities and operations;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel development.

We currently estimate that cash required to fund capital expenditures in 2003 will be less than $14.0 million. For the year ended December 31, 2002, our capital expenditures were approximately $12.3 million. Our use of cash for capital expenditures in 2002 was significantly less than we have incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital expenditures during the previous two years to build-out and enhance our network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2003 will be directed toward maintaining our existing facilities. Second, we have experienced slower growth in 2002 for the LTD than experienced in previous years. In addition, our business plan for the ICD has significantly reduced its rate of growth. Therefore, there is minimal demand to expand our network facilities. After 2002, the demand for expansion of our network facilities will be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested.

As part of the consideration paid in the Coastal Communications, Inc. ("CCI") acquisition in March 2000, we issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI.

On April 10, 2002, MRTC, our parent, announced the completion of an agreement with the former shareholders that, among other things, modified certain provisions of the shareholders agreement. Under the terms of the agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for 18.0 million Class A member units in MRTC valued at $1 per unit and three term notes issued by MRTC, in the aggregate principal amount of $20.0 million, payable over eight years and bearing interest at approximately 8.4% per annum. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right, beginning May 31, 2003 and ending September 30, 2007, to require CCI to redeem their remaining 150 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period.

Under the terms of MRTC's Operating Agreement, at any time on or after January 16, 2006, certain members may require MRTC to purchase all of their member units at an amount equal to the fair market value of the units. We may be required to fund this obligation of our parent company.

Based on our business plan, we currently project that available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs, including funding our negative working capital position, for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

  * the extent to which we consummate any significant additional acquisitions;
  * our success in maintaining a net positive cash flow in our ICD operations;
  * the demand for our services in our existing markets;
  * our ability to acquire, maintain, develop, upgrade and integrate the necessary operating support systems and other back office systems; and
  * regulatory, technological and competitive developments.

We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements that restrict the payment of dividends or making intercompany loans and investments, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements that our subsidiaries may enter into governing the terms of indebtedness may restrict our subsidiaries' ability to pay dividends or advance cash in any other manner to us.

To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to provide adequate working capital, service our indebtedness or make anticipated capital expenditures. Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our projected financial condition and results of operations.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves certain implementation issues related to SFAS 121. We adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not have a material impact on our financial position, results of operations or cash flows. However, if an impairment of the carrying value of any long-lived assets is indicated by the tests performed in accordance with this standard, then a corresponding charge will be recorded as part of operating expenses on the statement of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 was effective for all fiscal years beginning after May 15, 2002. We adopted SFAS 145 effective January 1, 2003 and adoption did not have a material impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 were effective for exit or disposal activities that were initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For 2002, the Interpretation requires certain disclosures and beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. We do not anticipate that adoption of FIN 45 will have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. We are currently assessing the impact of FIN 46 on our investment in unconsolidated subsidiaries.


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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of December 31, 2002, we had fixed rate secured debt with the RTFC of $422.0 million at a blended rate of 7.94%. The fixed rates on the facilities expire from April 2003 to April 2005 at which time they will convert to variable rates. In addition, we have two miscellaneous notes that total $2.7 million at December 31, 2002 with each bearing fixed rate interest at 8.0%. Our senior notes have a stated fixed rate of 13.25%. In addition to our fixed rate facilities, we have $18.1 million in term loans and $21.0 million under a secured line of credit with the RTFC that bear variable interest rates approximating a blended average rate of 6.0%. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $400,000 per year on interest expense. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.


Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Managers and Executive Officers

We are a wholly-owned subsidiary and are managed by our sole member, MRTC. The Board of Managers of MRTC and, accordingly, our Board of Managers, consist of the following nine individuals: J. Stephen Vanderwoude, Chairman, James D. Ogg, Paul H. Sunu, James N. Perry, Jr., James H. Kirby, Sanjeev K. Mehra, Joseph P. DiSabato, Mark A. Pelson and Albert J. Dobron, Jr. At present, all managers are appointed by certain groups that comprise the members of MRTC. The members holding a majority of MRTC's member units, which include affiliates of Madison Dearborn Partners, affiliates of Goldman Sachs and affiliates of Providence Equity Partners, are each entitled to appoint up to two individuals to the Board of Managers. The members holding a majority of the member units held by management personnel subject to employment agreements are entitled to appoint up to three individuals to the Board of Managers, at least two of whom must be J. Stephen Vanderwoude, James
D. Ogg or Paul H. Sunu. In the event that an appointed Manager ceases to serve as a member of the Board of Managers, the resulting vacancy on the Board of Managers must be filled by a person appointed by the members that appointed the withdrawn Manager. The following table sets forth certain information regarding the members of MRTC's and our Board of Managers as well as executive officers and other key officers of Madison River Capital ("MRCL") and its operating subsidiaries.

Name                      Age   Position
----------------------    ---   -----------------------------------------------------------------
J. Stephen Vanderwoude    59    Managing Director - Chairman and Chief Executive Officer; Member
                                   of Board of Managers
James D. Ogg              63    Managing Director and Chairman - LTD; Member of Board of Managers
Paul H. Sunu              47    Managing Director - Chief Financial Officer and Secretary; Member
                                   of Board of Managers
Kenneth Amburn            60    Managing Director - Chief Operating Officer
Bruce J. Becker           56    Managing Director - Chief Technology Officer
Michael T. Skrivan        48    Managing Director - Revenues
Joseph P. DiSabato        36    Member of Board of Managers
Albert J. Dobron, Jr.     34    Member of Board of Managers
James H. Kirby            35    Member of Board of Managers
Sanjeev K. Mehra          42    Member of Board of Managers
Mark A. Pelson            41    Member of Board of Managers
James N. Perry, Jr.       42    Member of Board of Managers

The following sets forth certain biographical information with respect to the members of our Board of Managers and our executive officers:

Mr. J. Stephen Vanderwoude, a founding member of MRTC in 1996, serves as Managing Director - Chairman and Chief Executive Officer of MRTC. Mr. Vanderwoude is also Chairman and Chief Executive Officer of MRCL. He has over 35 years of telecommunications experience including serving as President and Chief Operating Officer and a Director of Centel Corporation and President and Chief Operating Officer of the Local Telecommunications division of Sprint Corporation. He is currently a director of Centennial Communications and First Midwest Bancorp.

Mr. James D. Ogg, a founding member of MRTC in 1996, serves as a Managing Director of MRTC and MRCL and is Chairman of the LTD. He has over 44 years of telecommunications experience including serving as President of Centel-Illinois and Vice President and General Manager of Centel-Virginia and Centel-North Carolina. Mr. Ogg has also served as Vice President-Strategic Pricing and Vice President for Governmental Relations for Centel Corporation. In this capacity, Mr. Ogg managed Centel's Washington, D.C. office and was responsible for advocacy of corporate policy on telecommunications, cable and electric businesses before Congress and federal regulatory agencies. Mr. Ogg has successfully testified in or managed 17 rate cases and brings extensive experience in dealing with federal and state regulatory processes. Mr. Ogg currently represents Madison River on the board of the United States Telecom Association.

Mr. Paul H. Sunu, a founding member of MRTC in 1996, serves as Managing Director - Chief Financial Officer and Secretary of MRTC and MRCL. Mr. Sunu is a certified public accountant and a member of the Illinois Bar with 21 years of experience in finance, tax, treasury, securities and law.

Mr. Kenneth Amburn serves as a Managing Director - Chief Operating Officer of MRTC and MRCL and joined Madison River in 1998. Prior to joining Madison River, Mr. Amburn established entrepreneurial operations through his service with Network Construction Services, Inc. as Executive Vice President and a member of its board of directors from 1995 to 1998. He has over 37 years of telecommunications experience including service as Vice President - Operations for Centel-Texas where he had oversight for operations involving over 280,000 access lines and for customer services, network maintenance, construction and overall business operations for Texas. Mr. Amburn has also served as Vice President, East Region Telecommunications for Citizens Utilities where he was responsible for establishing the operations and completing the transition of 1,400 employees to Citizens Utilities in connection with a 500,000 access line purchase from GTE.

Mr. Bruce J. Becker serves as Managing Director - Chief Technology Officer of MRTC and MRCL and joined Madison River in 1999. From 1997 to 1998, Mr. Becker founded and served as President of BTC Partners LTD., a telecommunications consulting firm providing services to an array of CLECs, ILECs, CATV providers, telecommunications and data transport equipment manufacturers and investment groups. He has over 39 years of telecommunications experience and has served as the Senior Vice President of Operations and Planning for ICG Telecommunications, Chief Information Officer for ICG's Telecommunications Group and Vice President of Strategic and Technical Planning for Centel Corporation. Mr. Becker has also served as a voting director of the T1 Committee, a director on the UNLV School of Engineering Board, a senior member of Northern Telecom's technical advisory board, an active member of USTA and has testified as an expert witness at the state and federal level on numerous rate and technology proceedings and inquiries.

Mr. Michael T. Skrivan serves as Managing Director - Revenues for MRTC and MRCL and joined Madison River in 1999. He is a certified public accountant and a certified management accountant with 24 years of experience in the telecommunications industry. Prior to joining MRTC, Mr. Skrivan was a founding member in the consulting firm of Harris, Skrivan & Associates, LLC, which provides regulatory and financial services to local exchange carriers from 1995 to 1999. Mr. Skrivan is a Vice Chairman and member of the Telecom Policy Committee of the United States Telecom Association.

Mr. Joseph P. DiSabato is a member of the Board of Managers and a Managing Director of Goldman, Sachs & Co. in the Merchant Banking Division where he has been employed since 1994. Mr. DiSabato serves on the Board of Directors of Amscan Holdings, Inc., SCP Communications, Inc. and several privately held companies on behalf of Goldman Sachs.

Mr. Albert J. Dobron, Jr. is a member of the Board of Managers and a Vice President of Providence Equity Partners. He has been at Providence Equity Partners since 1999. Prior to that time, Mr. Dobron worked for Morgan Stanley & Co. from 1996 to 1999 in mergers and acquisitions and held positions with the K.A.D. Companies, a private equity investment group, working primarily in an operating role with one of the firm's portfolio companies. Mr. Dobron is on the Board of Directors of Surebridge, Inc. and CC3 Holdings, Inc.

Mr. James H. Kirby is a member of the Board of Managers and a Managing Director of Madison Dearborn Partners. He joined Madison Dearborn Partners in 1996 and focuses on private equity investing in the communications industry. Mr. Kirby currently serves on the Boards of Directors of iplan, LLC, New Radio Tower GmbH, PaeTec Communications, Inc. and Star Technology Group Limited.

Mr. Sanjeev K. Mehra is a member of the Board of Managers and a Managing Director in Goldman Sachs' Merchant Banking Division since 1996. He serves on the boards of Amscan Holdings, Inc., Hexcel Corporation and on the boards of several portfolio companies. He is a member of the Principal Investment Area's Investment Committee.

Mr. Mark A. Pelson is a member of the Board of Managers and a Managing Director of Providence Equity Partners where he has been employed since 1996. Mr. Pelson is currently also a director of Carrier 1 International S.A., Global Metro Networks, Homebase Acquisition, LLC and Language Line Holdings, LLC.

Mr. James N. Perry, Jr. is a member of the Board of Managers and a Managing Director and co-founder of Madison Dearborn Partners. Mr. Perry concentrates on investments in the communications industry and currently also serves on the Boards of Directors of Allegiance Telecom, Inc., Focal Communications Corporation and XM Satellite Radio Inc.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the cash and non-cash compensation paid to the Chief Executive Officer and to each of our four most highly compensated executive officers other than the Chief Executive Officer, whose combined salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2002, 2001 and 2000 (collectively, the ''Named Executive Officers''). The managers of Madison River Capital do not receive any compensation for serving on the Board of Managers.

                           Summary Compensation Table

                                                                             Long-term
                                                                           Compensation
Name                                 Annual Compensation                      Awards
----                      -----------------------------------------------  ------------
                                                                            Securities
                                                                            Underlying
                                                             Other Annual   Unit Option       All Other
                          Year       Salary        Bonus   Compensation (1)   Grants      Compensation (2)
                          ----     ---------     --------- ---------------- -----------    ----------------
J. Stephen Vanderwoude      2002     $ 285,425     $ 240,000   $     1,817       -           $     5,500
(Chairman and CEO)          2001       195,720       265,000         1,625       -                 5,100
                            2000       169,647       190,000           -         -                 5,250

James D. Ogg                2002       160,000        23,398           -         -                 4,105
(Chairman of the LTD)       2001       160,000        40,000           -         -                 5,309
                            2000       160,202        89,010           -         -                 5,250

Paul H. Sunu                2002       225,111       163,398   $     1,817       -                 5,500
(Chief Financial Officer    2001       199,050       175,000           875       -                 5,100
     and Secretary)         2000       160,014       140,000           -         -                 5,250

Kenneth Amburn              2002       180,000        66,000           -         -                 6,514
(Chief Operating Officer)   2001       179,616        60,000           -         -                 6,255
                            2000       160,053        60,000           -         -                 5,250

Bruce J. Becker             2002       180,000        83,398           -         -                   -
(Chief Technology Officer)  2001       179,616       120,000           -         -                   798
                            2000       160,000        80,000           -         -                 5,250

(1) Other annual compensation consists of an auto allowance.
(2) Includes matching contributions for the 401(k) savings plan and group term life insurance premiums paid on behalf of certain officers.


401(k) Savings Plans

In 1998, we established a 401(k) savings plan covering substantially all of our employees, except for employees of Gulf Telephone Company that have their own 401(k) savings plan, that meet certain age and employment criteria. Pursuant to the plan, eligible employees may elect to reduce their current compensation up to certain dollar amounts that do not exceed legislated maximums. We have agreed to contribute an amount equal to 50% of employee contributions for the first 6% of compensation contributed on behalf of all participants. We made matching contributions to this plan of approximately $687,000, $859,000 and $811,000 in 2002, 2001 and 2000, respectively. In addition, we made a discretionary contribution of $200,000 in 2000. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by us to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn and our contributions are deductible by us when made.

Long-Term Incentive Plan

In 1998, we adopted a long-term incentive plan arrangement which provides for annual incentive awards for certain employees as approved by the Board of Managers. Under the terms of the plan, annual awards are expensed over the succeeding 12 months after the award is determined. The incentive awards vest automatically at the time of a qualified event as defined under the plan. Vested awards are payable under certain circumstances as defined under the long-term incentive plan arrangement. We recognized compensation expense of $5,284,000, $1,271,000 and $4,772,000 in the years ended December 31, 2002,
2001 and 2000, respectively, related to the long-term incentive awards.

Pension Plan

In May 1998, we adopted a noncontributory defined benefit pension plan, which was transferred to us from our subsidiary, Mebtel, Inc. The plan covers all full-time employees, except employees of Gulf Coast Services, who have met certain age and service requirements and provides benefits based upon the participants' final average compensation and years of service. Our policy is to comply with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended.

Employment Agreements

We have entered into employment, confidentiality and noncompetition agreements with J. Stephen Vanderwoude, James D. Ogg, Paul H. Sunu, Kenneth Amburn, Michael T. Skrivan and Bruce J. Becker. The agreements provide for employment of each executive for a five-year period, subject to termination by either party (with or without cause) on 30 days' prior written notice. The agreements also provide that employees may not disclose any confidential information while employed by us or thereafter. Additionally, the agreements provide that the employees will not compete with us for a period of up to a maximum of 15 months following termination for cause or voluntary termination of employment.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

All of our outstanding member units are owned by MRTC. The following table sets forth certain information regarding the beneficial ownership of MRTC's member units as of March 15, 2003 by (A) each holder known by MRTC to beneficially own five percent or more of such member units, (B) each named executive officer of MRTC and (C) all executive officers and managers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase member units that are currently exercisable or exercisable within 60 days of March 15, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                                               Number of Class A
                                               Units, Warrants or
                                                Options Held by      Percentage
Name                                               Member             of Units
----                                           ------------------    ----------
J. Stephen Vanderwoude                         5,454,696.70 (1)        2.36%
James D. Ogg                                   1,019,647.46 (1)         *
Paul H. Sunu                                   1,198,684.24 (1)         *
Bruce J. Becker                                  421,710.68 (1)         *
Kenneth Amburn                                      -                   -
Madison Dearborn Partners group (2)           85,962,015.42           37.22%
Goldman Sachs group (3)                       71,635,012.69           31.01%
Providence Equity Partners group (4)          47,279,108.13           20.47%
Daniel M. Bryant (5)                          12,000,000.00            5.20%
G. Allan Bryant (6)                           12,000,000.00            5.20%
All executive officers and managers
   as a group (12 persons)                   212,970,875.32           92.21%

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

(2) Includes 392,610 units which Madison Dearborn Capital Partners, L.P. has the right to acquire upon conversion of existing indebtedness and 76,569,405.42 units held by Madison Dearborn Capital Partners II, L.P.; 8,711,355.10 units held by Madison Dearborn Capital Partners III, L.P.; 193,429.77 units held by Madison Dearborn Special Equity III, L.P.; 75,000.00 units held by Madison Dearborn Special Advisors Fund I, LLC; and 20,215.13 units held by Madison Dearborn Special Co-Invest Partners I.
(3) Includes 37,331,285.78 units held by GS Capital Partners II, L.P.; 7,614,577.66 units held by GSCPII Mad River Holding, L.P.; 1,657,820.36 units held by GSCPII Germany Mad River Holding, L.P.; 17,867,826.82 units held by GSCPII Offshore Mad River Holding, L.P.; 2,341,390.43 units held by Bridge Street Fund 1997, L.P.; and 4,822,111.85 units held by Stone Street Fund 1997, L.P.
(4) Includes 46,628,924.50 units held by Providence Equity Partners, L.P. and 650,183.63 units held by Providence Equity Partners II L.P.
(5) Includes 6,000,000 units held by Daniel M. Bryant and 6,000,000 units held by The Michael E. Bryant Life Trust of which Daniel M. Bryant is a trustee. Daniel M. Bryant disclaims beneficial ownership of the units held by The Michael E. Bryant Life Trust.
(6) Includes 6,000,000 units held by G. Allan Bryant and 6,000,000 units held by The Michael E. Bryant Life Trust of which G. Allan Bryant is a trustee. G. Allan Bryant disclaims beneficial ownership of the units held by The Michael E. Bryant Life Trust.


Item 13.  Certain Relationships and Related Transactions

On January 4, 2002, ORVS Madison River sold its interest in MRTC, which consisted of 5,550,253.16 Class A units at December 31, 2001, to certain members of management and to MRTC for approximately $1.21 to $1.23 per unit. MRTC repurchased 1,632,427.40 of the Class A units and retired them. Members of management purchasing Class A units from ORVS Madison River were J. Stephen Vanderwoude (2,489,450.97 units), James D. Ogg (544,142.74 units), Paul H. Sunu (462,521.37 units) and Bruce J. Becker (421,710.68 units). To finance a portion of their purchase of Class A units from ORVS Madison River, Paul H. Sunu, James D. Ogg and Bruce J. Becker each borrowed $466.7 thousand, or a total of $1.4 million, from Madison River Capital. The loans, payable on demand, bear interest at 5% and are secured by the respective individual's Class A interests purchased. As of March 15, 2003, $1.4 million was outstanding under these loans.

Paul H. Sunu and James D. Ogg each have loans outstanding that are payable to MRTC. The proceeds of these loans were used to purchase 250,000.00 Class A units in Madison River Telephone Company. The loans, payable on demand, bear interest at 5% and are secured by Class A interests. As of March 15, 2003, Paul H. Sunu and James D. Ogg had outstanding loan amounts of $298.6 thousand and $299.8 thousand, respectively.


Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of the CEO and CFO of the Company about the effectiveness of our disclosure controls and procedures.

The CEO/CFO evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Form 10-K. In the course of the evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if necessary. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

  * personnel in our finance organization;
  * members of our internal certification committee;
  * members of the audit committee of the Company's Board of Directors; and
  * our independent auditors in connection with their audit and review activities.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our disclosure controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on the most recent evaluation, which was completed within 90 days prior to the filing of this Form 10-K, the Company's CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

Changes in Internal Controls

Since the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Madison River Capital, LLC and report of independent auditors are included in the F pages of this Form 10-K:

        Report of independent auditors.

        Consolidated balance sheets as of December 31, 2002 and 2001.

        Consolidated statements of operations and comprehensive loss for the years ended December 31, 2002, 2001 and 2000.

        Consolidated statements of member's capital for the years ended December 31, 2002, 2001 and 2000.

        Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

        Notes to consolidated financial statements.

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as page F-30.

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

(b)     Reports on Form 8-K.

        On November 1, 2002, we filed a Current Report on Form 8-K dated October 31, 2002 announcing our third quarter and nine-month operating and financial results for the periods ended September 30, 2002.

        On November 14, 2002, we filed a Current Report on Form 8-K dated November 14, 2002 containing the certifications that accompanied our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        On December 12, 2002, we filed a Current Report on Form 8-K dated December 12, 2002 containing a presentation made on December 12, 2002 by Paul H. Sunu, Chief Financial Officer of Madison River Capital, LLC, at a meeting hosted by Jefferies & Company, Inc.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MADISON RIVER CAPITAL, LLC



                                By:  /s/J. STEPHEN VANDERWOUDE
                                    ------------------------------------
                                        J. Stephen Vanderwoude
                                        Managing Director, Chairman and
                                          Chief Executive Officer

                                Date:   March 31, 2003
                                      ----------------------------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2003.



By:  /s/  J. STEPHEN VANDERWOUDE
    ----------------------------------
        J. Stephen Vanderwoude
     Managing Director, Chairman and
          Chief Executive Officer
       (Principal Executive Officer)



By:  /s/  PAUL H. SUNU
    ----------------------------------
               Paul H. Sunu
    Managing Director, Chief Financial Officer
               and Secretary
       (Principal Financial Officer)



By:  /s/  JOHN T. HOGSHIRE
    ----------------------------------
            John T. Hogshire
        Vice President-Controller
      (Principal Accounting Officer)

          /s/ JAMES D. OGG
   ----------------------------------
              James D. Ogg
     Manager and Chairman of the LTD



          /s/ JOSEPH P. DISABATO
   ----------------------------------
              Joseph P. DiSabato
                   Manager



          /s/ ALBERT J. DOBRON, JR.
   ----------------------------------
              Albert J. Dobron, Jr.
                    Manager



          /s/ JAMES H. KIRBY
   ----------------------------------
              James H. Kirby
                  Manager



          /s/ SANJEEV K. MEHRA
   ----------------------------------
              Sanjeev K. Mehra
                   Manager



          /s/ MARK A. PELSON
   ----------------------------------
              Mark A. Pelson
                  Manager



          /s/ JAMES N. PERRY, JR.
   ----------------------------------
              James N. Perry, Jr.
                   Manager

  Certifications of Chief Executive Officer and Chief Financial Officer
  ---------------------------------------------------------------------

I, J. Stephen Vanderwoude, the Chairman and Chief Executive Officer of Madison River Capital, LLC, certify that:

1. I have reviewed this annual report on Form 10-K of Madison River Capital, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003             By:    /s/ J. STEPHEN VANDERWOUDE
     ---------------                 ----------------------------------------
                                        J. Stephen Vanderwoude
                                        Chairman and Chief Executive Officer

I, Paul H. Sunu, the Chief Financial Officer of Madison River Capital, LLC, certify that:

1. I have reviewed this annual report on Form 10-K of Madison River Capital, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003             By:       /s/ PAUL H. SUNU
     ---------------                 ----------------------------------------
                                           Paul H. Sunu
                                           Chief Financial Officer

                           Madison River Capital, LLC

                       Consolidated Financial Statements

                    As of December 31, 2002 and 2001 and
              for the Three Year Period Ended December 31, 2002


                   Index to Consolidated Financial Statements

Report of Independent Auditors ...........................................F-2

Consolidated Financial Statements

     Consolidated Balance Sheets .........................................F-3
     Consolidated Statements of Operations and Comprehensive Loss.........F-5
     Consolidated Statements of Member's Capital .........................F-6
     Consolidated Statements of Cash Flows ...............................F-7
     Notes to Consolidated Financial Statements ..........................F-8

Schedule II - Valuation and Qualifying Accounts                          F-30

                         Report of Independent Auditors


Member
Madison River Capital, LLC

We have audited the accompanying consolidated balance sheets of Madison River Capital, LLC as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, member's capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Madison River Capital, LLC at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In 2002, as discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                            /s/ ERNST & YOUNG LLP


Raleigh, North Carolina
February 7, 2003

                           Madison River Capital, LLC

                           Consolidated Balance Sheets
                                 (in thousands)





                                                                       December 31
                                                                    2002        2001
                                                                  ---------------------
Assets
Current assets:
  Cash and cash equivalents                                        $  19,954   $  21,606
  Accounts receivable, less allowance for uncollectible
    accounts of $2,792 and $1,815 in 2002 and 2001,
    respectively                                                      12,347      14,305
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,693 and $111
    in 2002 and 2001, respectively                                     7,796       8,826
  Income tax recoverable                                                 405         219
  Inventories                                                          1,039       1,129
  Rural Telephone Finance Cooperative stock to be redeemed             2,039       1,524
  Other current assets                                                 4,106       5,113
                                                                    --------    --------
Total current assets                                                  47,686      52,722
                                                                    --------    --------

Telephone plant and equipment:
  Land, buildings and general equipment                               58,144      63,978
  Central office equipment                                           155,350     130,098
  Poles, wires, cables and conduit                                   225,932     224,577
  Leasehold improvements                                               2,533       2,484
  Software                                                            16,893      17,308
  Construction-in-progress                                            13,077      30,505
                                                                    --------    --------
                                                                     471,929     468,950
  Accumulated depreciation and amortization                         (112,564)    (72,156)
                                                                    --------    --------
Telephone plant and equipment, net                                   359,365     396,794
                                                                    --------    --------

Other assets:
  Rural Telephone Bank stock, at cost                                 10,078      10,078
  Rural Telephone Finance Cooperative stock, at cost                  44,013      45,274
  Goodwill, net of accumulated amortization of $41,259
    and $41,318 in 2002 and 2001, respectively                       366,332     367,929
  Other assets                                                        15,997      23,781
Total other assets                                                   436,420     447,062
                                                                    --------    --------
Total assets                                                       $ 843,471   $ 896,578
                                                                    ========    ========


                              See accompanying notes.

                           Madison River Capital, LLC

                                (in thousands)

                                                                       December 31
                                                                    2002        2001
                                                                  ---------------------
Liabilities and member's capital
Current liabilities:
  Accounts payable                                                 $   1,551   $   1,157
  Accrued expenses                                                    35,810      39,343
  Advance billings and customer deposits                               5,349       4,386
  Other current liabilities                                               61         734
  Deferred income taxes                                                2,133       1,753
  Current portion of long-term debt                                   27,613      30,408
                                                                    --------    --------
Total current liabilities                                             72,517      77,781
                                                                    --------    --------

Noncurrent liabilities:
  Long-term debt                                                     633,955     649,610
  Deferred income taxes                                               46,512      40,685
  Other liabilities                                                   27,997      22,284
                                                                    --------    --------
Total noncurrent liabilities                                         708,464     712,579
                                                                    --------    --------

Total liabilities                                                    780,981     790,360

Redeemable minority interest                                           5,000      46,825

Member's capital:
  Member's interest                                                  251,284     213,584
  Accumulated deficit                                               (193,639)   (154,221)
  Accumulated other comprehensive (loss) income                         (155)         30
                                                                    --------    --------
Total member's capital                                                57,490      59,393
                                                                    --------    --------

Total liabilities and member's capital                             $ 843,471   $ 896,578
                                                                    ========    ========



                              See accompanying notes.

                             Madison River Capital, LLC

            Consolidated Statements of Operations and Comprehensive Loss
                                   (in thousands)

                                                                 December 31
                                                         2002        2001       2000
                                                     ---------------------------------
Operating revenues:
  Local service                                       $ 137,783   $ 140,507   $ 125,229
  Long distance service                                  16,024      15,891      14,156
  Internet and enhanced data service                     15,430      10,359       6,777
  Transport service                                       3,469       2,880          95
  Miscellaneous telecommunications service
    and equipment                                        11,495      14,626      20,844
                                                       --------    --------    --------
Total operating revenues                                184,201     184,263     167,101
                                                       --------    --------    --------

Operating expenses:
  Cost of services                                       56,298      68,512      61,559
  Depreciation and amortization                          50,649      58,471      50,093
  Selling, general and administrative expenses           45,673      54,488      55,457
  Restructuring charge                                    2,694       2,779        -
                                                       --------    --------    --------
Total operating expenses                                155,314     184,250     167,109
                                                       --------    --------    --------

Net operating income (loss)                              28,887          13          (8)

Interest expense                                        (63,960)    (64,624)    (61,267)
Other income (expense):
  Realized losses on marketable equity securities        (4,090)     (9,452)     (3,071)
  Impairment charges on investments in
    unconsolidated subsidiaries                          (2,098)     (8,940)       -
  Other income, net                                       3,702       3,579       7,970
                                                       --------    --------    --------

Loss before income taxes and minority
  interest expense                                      (37,559)    (79,424)    (56,376)
Income tax (expense) benefit                             (1,584)      5,570      (2,460)
                                                       --------    --------    --------

Loss before minority interest expense                   (39,143)    (73,854)    (58,836)
Minority interest expense                                  (275)     (1,075)       (750)
                                                       --------    --------    --------

Net loss                                                (39,418)    (74,929)    (59,586)

Other comprehensive income (loss):
  Unrealized (losses) gains on marketable
    equity securities                                    (4,275)          7      (4,661)
  Reclassification adjustment for realized losses
    included in net loss                                  4,090       4,684        -
                                                       --------    --------    --------
Comprehensive loss                                    $ (39,603)  $ (70,238)  $ (64,247)
                                                       ========    ========    ========


                             See accompanying notes.

                           Madison River Capital, LLC

                  Consolidated Statements of Member's Capital
                                 (in thousands)

                                                                      Accumulated
                                                                         Other
                                      Member's       Accumulated     Comprehensive
                                      Interest         Deficit       Income (Loss)       Total
                                      --------      ------------     -------------       -----
Balance at December 31, 1999          $ 185,700      $ (19,706)        $    -          $ 165,994
  Member's capital contribution          27,354           -                 -             27,354
  Net loss                                 -           (59,586)             -            (59,586)
  Other comprehensive loss:
    Unrealized losses on marketable
      equity securities                    -              -               (4,661)         (4,661)
                                       --------       --------          --------        --------
Balance at December 31, 2000            213,054        (79,292)           (4,661)        129,101
  Member's capital contribution             530           -                 -                530
  Net loss                                 -           (74,929)             -            (74,929)
  Other comprehensive income:
    Unrealized gains on marketable
      equity securities                    -              -                    7               7
    Reclassification adjustment for
      realized losses included in
      net loss                             -              -                4,684           4,684
                                       --------       --------          --------        --------
Balance at December 31, 2001            213,584       (154,221)               30          59,393
  Member's capital redemption            (2,000)          -                 -             (2,000)
  Advances to managing directors (see
    Note 15)                             (1,400)          -                 -             (1,400)
  Exchange of minority interest (see
    Note 14)                             41,100           -                 -             41,100
  Net loss                                 -           (39,418)             -            (39,418)
  Other comprehensive loss:
    Unrealized losses on marketable
      equity securities                    -              -               (4,275)         (4,275)
    Reclassification adjustment for
      realized losses included in
      net loss                             -              -                4,090           4,090
                                       --------      --------           --------        --------
Balance at December 31, 2002          $ 251,284     $(193,639)         $    (155)      $  57,490
                                       ========      ========           ========        ========




                         See accompanying notes.

                           Madison River Capital, LLC

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                               December 31
                                                                       2002        2001       2000
                                                                   ---------------------------------
Operating activities
Net loss                                                            $ (39,418)  $ (74,929)  $ (59,586)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation                                                       47,400      39,766      32,567
    Amortization                                                        3,249      18,705      17,526
    Gain on sale of telephone plant and equipment                        -         (1,210)       -
    Writedown of telephone plant and equipment                            689        -           -
    Deferred long-term compensation                                     5,284       1,271       4,772
    Deferred income taxes                                               6,771      (4,585)     (4,436)
    Writedown of investments carried on equity method                   2,098       8,940        -
    Equity losses in investments carried on equity method               1,240       2,366       1,711
    Realized loss on marketable equity securities                       4,015       9,452       3,071
    Amortization of debt discount                                         180         158         117
    Minority interest expense                                             275       1,075         750
    Rural Telephone Finance Cooperative patronage capital                (829)     (1,101)     (1,185)
    Changes in operating assets and liabilities:
      Accounts receivable                                               1,958         734      (1,588)
      Receivables, primarily from interexchange carriers                1,031         759      (1,565)
      Income tax recoverable                                             (187)        136         224
      Inventories                                                          91       1,210        (326)
      Other current assets                                                734       3,183      (3,019)
      Accounts payable                                                    393      (5,044)      1,880
      Accrued expenses                                                 (4,139)    (20,099)     33,406
      Advance billings and customer deposits                              963        (517)        592
      Other current liabilities                                           324         (40)       (947)
                                                                     --------    --------    --------
Net cash provided by (used in) operating activities                    32,122     (19,770)     23,964

Investing activities
Proceeds from sale of telephone plant and equipment                      -         13,547        -
Purchases of telephone plant and equipment                            (12,344)    (39,936)    (89,644)
Acquisitions, net of cash acquired                                       -           -       (116,618)
Redemption (purchase) of Rural Telephone Finance
  Cooperative stock, net                                                  746        -         (4,252)
Decrease (increase) in other assets                                       854       2,376      (4,135)
                                                                     --------    --------    --------
Net cash used in investing activities                                 (10,744)    (24,013)   (214,649)

Financing activities
Capital contributions from members                                       -            530      27,354
Redemption of member's interest                                        (2,000)       -           -
Advances to managing directors                                         (1,400)       -           -
Redemption of minority interest                                        (1,000)       -           -
Proceeds from long-term debt                                           11,778      17,000     329,649
Payments on long-term debt                                            (30,408)    (15,254)   (186,717)
(Decrease) increase in other long-term liabilities                       -           (297)         80
                                                                     --------    --------    --------
Net cash (used in) provided by financing activities                   (23,030)      1,979     170,366
                                                                     --------    --------    --------
Net decrease in cash and cash equivalents                              (1,652)    (41,804)    (20,319)
Cash and cash equivalents at beginning of year                         21,606      63,410      83,729
                                                                     --------    --------    --------
Cash and cash equivalents at end of year                            $  19,954   $  21,606   $  63,410
                                                                     ========    ========    ========

Supplemental disclosures of cash flow information
  Cash paid for interest                                            $  63,073   $  64,172   $  51,896
                                                                     ========    ========    ========
  Cash paid for income taxes                                        $   1,661   $   4,055   $   2,038
                                                                     ========    ========    ========

Supplemental disclosure of a non-cash transaction
  Redemption of minority interest for member's
    interest (see Note 14)                                          $  41,100   $    -      $    -
                                                                     ========    ========    ========

                              See accompanying notes.

                           Madison River Capital, LLC

                          Notes to Financial Statements

                                December 31, 2002
           (amounts in thousands, except for operating and share data)

1. Summary of Significant Accounting Policies

Description of Business

Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC (the "Parent"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company offers integrated telecommunications services to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States which include local and long distance voice, high speed data, internet access and fiber transport. These consolidated financial statements include the financial position and results of operations of the following subsidiaries of the Company from the date of their respective acquisition or formation (see Note 12, Acquisition): Madison River Holdings Corp. ("MRH"), Madison River LTD Funding Corp. ("MRLTDF"), Mebtel, Inc. ("Mebtel"), Gallatin River Holdings, LLC ("GRH"), Gulf Coast Services, Inc. ("GCSI"), Coastal Communications, Inc. ("CCI"), Madison River Management Company ("MRM"), Madison River Long Distance Solutions, Inc. ("MRLDS"), Mebtel Long Distance Solutions, Inc. ("MLDS"), Madison River Communications, LLC ("MRC") and Gulf Communications, LLC.

The primary purpose for which the Company was organized was the acquisition, integration and operation of rural local exchange telephone companies. Since January 1998, the Company has acquired four rural incumbent local exchange carriers ("ILECs") located in North Carolina, Illinois, Alabama and Georgia. These rural ILEC operations, which comprise the Local Telecommunications Division (the "LTD"), served approximately 206,700 voice access and DSL connections as of December 31, 2002.

The Company also operates an edge-out competitive local exchange carrier ("CLEC") in markets in North Carolina, Illinois and Louisiana, as well as providing fiber transport services to other businesses, primarily in the southeastern United States. The CLEC and fiber transport operations form the Integrated Communications Division (the "ICD"). By using an edge-out strategy, the ICD developed its markets in close proximity, or edged-out, from the LTD's ILEC operations and had access to a broad range of experienced and efficient resources provided by the LTD. At December 31, 2002, the ICD served approximately 17,000 voice access and high speed data connections.

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

Reclassifications

In certain instances, amounts previously reported in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 consolidated financial statement presentation. Such reclassifications had no effect on net loss or member's capital as previously reported.

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.


Regulatory Assets and Liabilities

The Company's rural ILECs are regulated entities and, therefore, are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Accordingly, the Company records certain assets and liabilities that result from the economic effects of rate regulation, which would not be recorded under generally accepted accounting principles for nonregulated entities. These assets and liabilities relate primarily to regulatory impact of the rate-making process on accounts receivable, accounts payable and fixed assets.

Telephone plant and equipment used in the rural ILEC operations has been depreciated using the straight-line method over lives approved by regulators. Such depreciable lives have generally exceeded the depreciable lives used by nonregulated entities. In addition, certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's operations that are not subject to regulation by state and federal regulators are not accounted for under the guidelines of SFAS 71.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The regulated ILEC operations use straight-line rates approved by regulators. The composite annualized rate of depreciation for telephone plant and equipment in the regulated operations approximated 7.57%, 6.87% and 6.58% for 2002, 2001 and 2000, respectively.
In the unregulated operations, telephone plant and equipment is depreciated over lives, determined according to the class of the asset, ranging from three years to 33 years.

Investments in Unconsolidated Companies

At December 31, 2002 and 2001, a subsidiary of the Company, CCI, held an investment in US Carrier Telecom, LLC, an unconsolidated company that was accounted for using the equity method of accounting which reflects the Company's share of income or loss of the investee, reduced by distributions received and increased by contributions made. The Company's share of losses in US Carrier was $775, $1,806 and $523 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, during 2002 and 2001, the Company recognized impairment charges of $2,098 and $1,000, respectively, for declines in the fair value of US Carrier deemed to be other than temporary. At December 31, 2001, CCI also had an investment in Georgia PCS Management, L.L.C., an unconsolidated company accounted for using the equity method of accounting. During 2002, 2001 and 2000, the Company's share of losses in Georgia PCS was $465, $560 and $1,188, respectively, and in 2001, the Company recognized an impairment charge of $7,940 for a decline in fair value of Georgia PCS deemed to be other than temporary. Georgia PCS was acquired by US Unwired, Inc. in March 2002.

The carrying value of these investments was $336 and $8,013 at December 31, 2002 and 2001, respectively. These investments are included in other assets in the accompanying consolidated balance sheets.

Revenues

Revenues are recognized when the corresponding services are provided regardless of the period in which they are billed. Recurring local service revenues are billed in advance, and recognition is deferred until the service has been provided. Nonrecurring revenues, such as long distance toll charges and other usage based billings, are billed in arrears and are recognized when earned.

Network access service revenues are based on universal service funding and charges to interexchange carriers for switched and special access services and are recognized in the period when earned. The Company's rural ILEC subsidiaries participate in revenue sharing arrangements, sometimes referred to as pools, with other telephone companies for interstate revenues and for certain intrastate revenues. Such sharing arrangements are funded by national universal service funding, subscriber line charges and access charges in the interstate market. Revenues earned through the sharing arrangements are initially recorded based on the Company's estimates. These estimates are then subject to adjustment in future accounting periods as refined operating results become available. Traffic sensitive and special access revenues for interstate services are billed under tariffs approved by the appropriate regulatory authority and retained by the Company.

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Revenues (continued)

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

MRH, a wholly-owned subsidiary of the Company, is a holding company for the Company's taxable C corporations that include, MRLTDF, Mebtel, GCSI, CCI, MRM, MLDS and MRLDS. Income taxes for the C corporations are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely that the asset will be realized.

Allocation of Distributions

Distributions to its member, if any, are allocated in accordance with the terms outlined in the Company's Operating Agreement.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer permitted to be amortized after December 31, 2001 but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

The Company determined that the goodwill related to its acquisitions, net of accumulated amortization, was not impaired as of January 1, 2002, the date of adoption of SFAS 142. During the fourth quarter of 2002, the Company again performed the required annual impairment tests in accordance SFAS 142 with no determination of impairment. However, if an impairment of the carrying value of goodwill is indicated by the tests performed in accordance with SFAS 142, then a corresponding charge will be recorded as part of operating expenses on the statement of operations.

During the third quarter of 2002, the Company elected to decommission a switch and remove it from service. Net goodwill associated with the switch of $868, which represented the excess of the purchase price paid for the switch over its fair market value at the date of purchase, was deemed to be impaired and was charged to amortization expense in accordance with SFAS 142.

                           Madison River Capital, LLC

Goodwill (continued)

During the fourth quarter of 2002, the Company decreased goodwill by $526 for the reversal of certain deferred income taxes established in connection with the allocation of the purchase price for its acquisition of Coastal Utilities.

In previous years, the Company's goodwill, which reflects the excess of the purchase price paid for the Company's acquisitions over the fair value of the assets acquired, was amortized using the straight-line method over 25 years. For the years ended December 31, 2001 and 2000, had the Company been subject to the provisions of the statements, net loss would have been reported as follows (in thousands):

                        For the year ended                           For the year ended
                         December 31, 2001                            December 31, 2000
            ------------------------------------------------------------------------------------
                           Amortization                                 Amortization
            As reported      expense      Pro forma      As reported      expense      Pro forma
            -----------    ------------   ---------      -----------    ------------   ---------
  Net loss  $ (74,929)      $ 16,533      $ (58,396)     $ (59,586)      $ 15,930      $ (43,656)
             ========        =======       ========       ========        =======       ========

Significant Concentration

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The Company provides an allowance for doubtful receivables based on an analysis of the likelihood of collection of outstanding amounts. One customer represented 7%, 9% and 10% of operating revenues for the years ended December 31, 2002, 2001 and 2000, respectively. This customer's revenues related primarily to the LTD.


Impairment of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves certain implementation issues related to SFAS 121. The Company adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not have a material impact on the financial position, net loss or cash flows of the Company.

Accordingly, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.


Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires that total comprehensive income (loss) be disclosed with equal prominence as the Company's net loss. Comprehensive income (loss) is defined as changes in member's capital exclusive of transactions with owners such as capital contributions and distributions. For 2002, 2001 and 2000, the Company had comprehensive income (loss), net of income taxes, of ($185), $4,691 and ($4,661), respectively, from unrealized gains and losses on equity securities available for sale.

                           Madison River Capital, LLC

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by the Company for 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company's results of operations or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For 2002, the Interpretation requires certain disclosures and beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The Company does anticipate that adoption of FIN 45 will have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company is currently assessing the impact of FIN 46 on our investment in unconsolidated subsidiaries.


2. Rural Telephone Bank Stock

The Company's investment in Rural Telephone Bank ("RTB") stock is carried at cost and consists of 26,477 shares of $1,000 par value Class C stock and 223 shares of $1 par value Class B stock at December 31, 2002 and 2001. For 2002, 2001 and 2000, the Company received cash dividends from the RTB of $1,112, $1,413 and $1,421, respectively.

                           Madison River Capital, LLC

3. Rural Telephone Finance Cooperative Equity

The Company's investment in Rural Telephone Finance Cooperative ("RTFC") stock is carried at cost and consists of Subordinated Capital Certificates ("SCCs") acquired as a condition of obtaining long-term financing from the RTFC. The SCCs are redeemed proportionately as the principal of the long-term
financing is repaid to the RTFC.   In 2002 and 2001, the Company received
$1,524 and $149, respectively, from the redemption of SCCs.

In addition, as a cooperative, the RTFC allocates its net margins to borrowers on a pro rata basis based on each borrower's patronage ownership in the RTFC. Therefore, the Company receives an annual patronage capital allocation from the RTFC that it records at cost. As determined by the RTFC's board of directors, a percentage of the patronage capital allocations are retired with cash in the following year with the remainder being retired for cash on a scheduled 15-year cycle or as determined by the RTFC's board of directors. For 2002, the Company received an allocation of patronage capital from the RTFC of $2,789 of which $1,952 was retired with cash in January 2003 and $837 received in patronage capital certificates. In 2002, the Company received $2,570 in cash and $1,101 in patronage capital certificates for its 2001 allocation. In 2001, the Company received $2,766 in cash and $1,186 in patronage capital certificates for its 2000 allocation. At December 31, 2002 and 2001, the Company had $3,592 and $2,755 in patronage capital recorded related to these allocations.


4. Available for Sale Equity Securities

In March 2002, Georgia PCS Management, L.L.C., a limited liability company in which the Company owned approximately 15% of the outstanding member interests and accounted for as an equity method investment, was acquired by US Unwired Inc., a publicly traded Sprint PCS affiliate. In exchange for its ownership interest in Georgia PCS, the Company received approximately 800,000 shares of US Unwired Class A common stock. The Company valued the shares at their fair market value of $4,684 at the date of the exchange. Approximately 151,000 shares are currently being held in escrow pending the completion of certain provisions of the acquisition agreement. In addition, the shares were subject to certain restrictions that limited the ability of the Company to dispose of them for a specified period of time. The restrictions elapsed periodically over time, releasing specified percentages of the shares for disposal. The final restrictions will elapse March 27, 2003.

The Company has accounted for the shares as an available for sale marketable equity security in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the equity securities are carried at their estimated fair value based on current market quotes with changes in the fair market value of the shares reflected as other comprehensive income or loss. In the third quarter of 2002, the Company deemed that the decline in the fair market value of the shares from the date of the exchange was other than a temporary decline and, accordingly, recognized a realized loss of $4,120 in the carrying value of the shares. As of December 31, 2002, the fair value of this marketable equity security investment was $409 and the Company had not sold any shares of this investment.

At December 31, 2001, the Company had an investment in a miscellaneous marketable equity security with a fair value of $30. The Company disposed of this investment during 2002 for a realized gain of $30.

As part of the acquisition of Coastal Utilities, Inc., the Company acquired a marketable equity security investment in Illuminet, Inc. that was classified as available for sale in accordance with SFAS 115. During January 2001, the Company sold the remaining shares of this investment for approximately $6,331 and realized a loss, net of income tax benefits, of $5,333. At December 31, 2000, the securities had a fair value of $6,915 and unrealized losses of $4,661, net of an income tax benefit of $3,497. During 2000, the Company had proceeds from sales of this security of $5,442 and realized losses of $3,071.

                           Madison River Capital, LLC

5. Restructuring Charges

In the third quarter of 2002, in completing the development of the ICD as a true edge-out CLEC, the Company realigned each of the ICD's operating regions in North Carolina, Illinois and New Orleans under the Company's rural ILECs in those respective regions. The rural ILECs, therefore, assumed responsibility for managing and directing the ICD's operations in those regions. Correspondingly, the Company recognized a restructuring charge of $2,808 related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. Of the restructuring charge, MRC recognized $2,677 million and MRM recognized $131. The charge was recognized in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3)." The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities that will no longer be used, net of estimated sublease income, the expenses associated with decommissioning a switch, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, expenses associated with the elimination of thirty-four employees, primarily in the ICD, and related expenses.

As of December 31, 2002, the following amounts were recorded related to this restructuring charge:

                                  Restructuring   Charges and     Balance at
                                     Charge         payments   December 31, 2002
                                  -------------   -----------  -----------------
    Future lease obligations        $  1,541        $   196        $  1,345
    Telephone plant and equipment        968            810             158
    Employee separation expenses         299            222              77
                                     -------         ------         -------
                                    $  2,808        $ 1,228        $  1,580
                                     =======         ======         =======

In the fourth quarter of 2001, a subsidiary of the Company, MRC, recorded a $2,779 restructuring charge associated with MRC's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3. The amounts included in the charge consisted primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, redundant network operations centers and future switching facilities, net of any estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities and legal related expenses.

As of December 31, 2002, the following amounts were recorded related to this restructuring charge:

                                  Balance at      Charges and                      Balance at
                              December 31, 2001    payments    Adjustments      December 31, 2002
                              -----------------   -----------  -----------      -----------------
    Future lease obligations     $  1,918          $  1,070      $   60             $     788
    Fixed assets and
      leasehold improvements          -                 (54)         54                   -
    Legal related expenses            200               169          -                     31
                                  -------           -------       -----              --------
                                 $  2,118          $  1,185      $  114             $     819
                                  =======           =======       =====              ========


The remaining liability as of December 31, 2002 is recorded as $1,089 in accrued expenses and $1,310 in other long-term liabilities.

                           Madison River Capital, LLC

6. Long-Term Debt and Lines of Credit

Long-term debt and lines of credit outstanding consist of the following at:

                                                                                         December 31
                                                                                      2002          2001
                                                                                   -----------------------
First mortgage notes collateralized by substantially all LTD assets:
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 6.5% (rate expires September 2003).                              $  12,103     $  12,906
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 8.15% (rate expires April 2003).                                     6,138         6,545
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the
    RTFC's base rate plus 0.5% (5.75% at December 31, 2002).                             983         1,043
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 6.7% (rate expires November 2004).                                 105,780       112,014
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (6.00% at December 31, 2002).                          5,722         6,031
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires April 2003).                                     70,684        71,684
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (6.00% at December 31, 2002).                          3,648         3,846
  RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires October 2004).                                  125,561       132,207
  RTFC note payable in escalating quarterly principal installments beginning in November 2003 through August 2014 (initial quarterly installment of $129), interest due quarterly at the RTFC's base rate
    plus 0.35% (5.60% at December 31, 2002).                                           7,778          -
  RTFC note payable in escalating quarterly principal installments through February 2015, interest payments due quarterly at a
    fixed rate of 8.5% (rate expires April 2005).                                    101,734       106,462
  RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line
    of credit base rate plus 0.5% (6.25% at December 31, 2002).                       21,000        17,000
RTFC unsecured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line of credit base
  rate plus 1.0%.                                                                       -           10,000
Mortgage note payable in monthly installments of $18 with a
  balloon payment of $2,238 in April 2006, interest at a
  fixed rate of 8%, secured by land and building.                                      2,326         2,349
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
  debt discount of $2,282 and $2,462, respectively.                                  197,718       197,538
Other                                                                                    393           393
                                                                                    --------      --------
                                                                                     661,568       680,018
Less current portion                                                                  27,613        30,408
                                                                                    --------      --------
                                                                                   $ 633,955     $ 649,610
                                                                                    ========      ========

                           Madison River Capital, LLC

6. Long-Term Debt and Line of Credit (continued)

Principal maturities on long-term debt at December 31, 2002 are as follows:

                      2003        $  27,613
                      2004           29,607
                      2005           52,348
                      2006           35,437
                      2007           35,205
                Thereafter          481,358
                                   --------
                                  $ 661,568
                                   ========

In 2000, the Company completed a private debt offering of $200,000 13 1/4% senior notes that were subsequently exchanged in their entirety for publicly registered notes upon the effectiveness of a registration statement filed on Form S-4 with the Securities and Exchange Commission. The senior notes mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year.

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At December 31, 2002 and 2001, the Company was in compliance with the terms of the senior notes indenture.

A subsidiary of the Company, MRLTDF, is the borrower under a loan agreement with the RTFC that consolidated five existing loan agreements with the RTFC at the various operating companies into one new loan agreement. The five existing loan agreements were part of the acquisition financing used by the Company to purchase its four ILECs. As required by the terms of its loan agreement, MRLTDF borrowed an additional $11,313 from the RTFC to finance the purchase of an equivalent amount of SCC's. In addition, the loan agreement provides for a secured line of credit facility totaling $31,000 with no annual pay-down provisions. The loan facilities with the RTFC are secured by a first mortgage lien on substantially all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the facilities.

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is, among other things, (i) restricted from declaring or paying dividends to MRH, its parent, under specified circumstances; (ii) limited in its ability to make intercompany loans or enter into other affiliated transactions; and (iii) restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. MRLTDF is required to test its compliance with certain financial ratios defined in the loan agreement on an annual basis. At December 31, 2002 and 2001, MRLTDF was in compliance with the terms and conditions of the loan agreement.

The $31,000 secured revolving line of credit between the RTFC and MRLTDF expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At December 31, 2002, MRLTDF had drawn down $21,000 under this line of credit with the remaining $10,000 fully available to MRLTDF.

                           Madison River Capital, LLC

During the third quarter of 2002, the Company repaid a fully-drawn $10,000 unsecured revolving line of credit from the RTFC. The entire unsecured line of credit remains fully available to the Company and expires in March 2005. This unsecured line of credit contains an annual paydown provision that requires the balance outstanding under the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum.

Also, during the third quarter of 2002, MRLTDF borrowed $7,778 under an available term loan facility with the RTFC. In accordance with the terms of the loan facility, MRLTDF purchased subordinated capital certificates equivalent to 10% of the amount advanced under this term loan, or approximately $778, and used proceeds from the facility to finance the subordinated capital certificates purchase. Interest on this facility is payable at the lender's base rate plus 0.35% per annum, or 5.60% at December 31, 2002. The term loan matures in August 2014 with the first scheduled principal payment of $129 due in November 2003.


7. Leases

The Company leases various facilities used primarily for offices and networking equipment under noncancelable operating lease agreements that expire at various dates through 2015. The leases contain certain provisions for renewal of the agreements, base rent escalation clauses and additional rentals. Future minimum lease payments for years subsequent to December 31, 2002 are as follows:

                         2003          $   2,191
                         2004              2,122
                         2005              1,970
                         2006              1,596
                         2007              1,224
                   Thereafter              2,078
                                        --------
                                       $  11,181
                                        ========

Total rent expense was approximately $2,481, $2,895 and $1,434 for the years ended December 31, 2002, 2001 and 2000, respectively.


8. Income Taxes

Income taxes for the Company's corporate subsidiaries, that include MRH, MRLTDF, Mebtel, GCSI, CCI, MRM, MRLDS and MLDS ("Consolidated Tax Group") are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in each subsidiaries' respective financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities.

In accordance with the terms of a tax sharing agreement, MRH files a consolidated federal income tax return for the Consolidated Tax Group. Until April 2002, CCI was not able to file federal income tax returns as part of the Consolidated Tax Group and, therefore, filed its own federal income tax return. In April 2002, upon completion of a transaction with minority shareholders, CCI became eligible to be included in the Consolidated Tax Group for filing federal income taxes. Each entity files state income tax returns according to the tax requirement for its respective state in which they operate.

                           Madison River Capital, LLC

Components of income tax expense (benefit) for the years ended December 31 are as follows:

                                             2002            2001            2000
                                        -------------------------------------------
    Current:
      Federal                            $  (4,829)      $  (3,129)      $   5,826
      State                                   (339)          1,356             780
    Deferred:
      Federal                                5,417          (3,362)         (3,838)
      State                                   (146)           (352)           (598)
                                          --------        --------        --------
    Subtotal                                   103          (5,487)          2,170
    Investment tax credits, net                (19)            (19)            (18)
    Change in valuation allowance            1,500             (64)            308
                                          --------        --------        --------
    Total income tax expense (benefit)   $   1,584       $  (5,570)      $   2,460
                                          ========        ========        ========

The net income (loss) before income taxes of the corporate subsidiaries for the years ended December 31, 2002, 2001 and 2000 was approximately $4,700, $(31,603) and $(6,219), respectively. Differences between income tax expense (benefit) computed by applying the statutory federal income tax rate to loss before income taxes and reported income tax expense (benefit) for the years ended December 31 are as follows:

                                                   2002           2001         2000
                                                --------------------------------------
   Amount computed at statutory rate            $   1,598      $ (10,745)   $  (2,114)
   Non-deductible goodwill amortization              -             3,761        3,455
   Increase in tax valuation allowance              1,500            (64)         308
   Realized losses on marketable equity
     securities                                     2,236           -            -
   Income from LLC not includible in
     taxable income                                (2,951)          -            -
   Expense pass through from partnership
     investment                                    (1,109)          -            -
   State income taxes, net of federal benefit        (485)         1,004          182
   Amortization of investment tax credits             (19)           (19)         (18)
   Other, net                                         814            493          647
                                                 --------       --------     --------
   Total income tax expense (benefit)           $   1,584      $  (5,570)   $   2,460
                                                 ========       ========     ========

The Company had federal and state net operating loss carryforwards of approximately $9,468 and $5,950, respectively, as filed for the tax year ended December 31, 2001.

                           Madison River Capital, LLC

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities of at December 31 are as follows:

                                                        2002         2001
                                                     ----------------------
    Deferred tax assets:
      Accrued employee benefits                      $   1,897    $   3,443
      Allowance for uncollectibles                         915          281
      Deferred compensation                              5,619        4,257
      Net operating loss carryforwards                   2,562        2,546
      Other deferred assets                              3,433        2,775
                                                      --------     --------
      Total deferred tax assets                         14,426       13,302
      Valuation allowance for deferred tax assets       (2,562)      (1,062)
                                                      --------     --------
      Net deferred tax assets                           11,864       12,240

    Deferred tax liabilities:
      Book basis of property, plant and equipment
        in excess of tax basis                         (50,771)     (42,008)
      Basis difference in investment                    (3,568)      (3,568)
      Other deferred liabilities                        (6,170)      (9,102)
                                                      --------     --------
    Total deferred tax liabilities                     (60,509)     (54,678)
                                                      --------     --------
    Net deferred tax liabilities                    $  (48,645)  $  (42,438)
                                                      ========     ========

9. Benefit Plans

Pension Plans

The Company adopted the Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information.

The Company adopted a noncontributory defined benefit pension plan (the "Pension plan"), which was transferred to the Company from its wholly-owned subsidiary, Mebtel, in May 1998, that covers all full-time employees, except employees of GCSI, who have met certain age and service requirements. Prior to March 2002, the Company's subsidiary, CCI, sponsored a separate defined benefit pension plan for its employees that met certain age and service requirements. In March 2002, the CCI plan was merged into the Pension plan. The Pension plan provides benefits based on participants' final average compensation and years of service. The Company's policy is to comply with the funding requirements of the Employee Retirement Income Security Act of 1974. On January 14, 2003, the Pension plan was effectively frozen for all participants with no further accrual of benefits under the Pension plan effective February 28, 2003 (see Note 17).

                           Madison River Capital, LLC

The following table sets forth the funded status of the Company's Pension plan and amounts recognized in the Company's financial statements at December 31, 2002. In addition, the table reflects the funded status of the Company's Pension plan and CCI's plan as of December 31, 2001 as individual plans and as if the plans had been combined as of January 1, 2001:

                                                                     2001
                                                    ---------------------------------------
                                         2002        Combined       Company          CCI
                                      -----------------------------------------------------
Projected benefit obligation at
  beginning of year                   $ (12,402)    $  (12,604)    $  (2,619)    $  (9,985)
    Service cost                         (1,136)        (1,101)         (783)         (318)
    Interest cost                          (796)          (811)         (215)         (596)
    Actuarial gain (loss)                    30         (1,299)         (244)       (1,055)
    Amendments                             -             3,390          -            3,390
    Benefit payments                      2,900             23            11            12
                                       --------      ---------      --------      --------
Projected benefit obligation at
  end of year                           (11,404)       (12,402)       (3,850)       (8,552)
                                       --------      ---------      --------      --------
Fair value of plan assets at
  beginning of year                       8,886          8,737         2,517         6,220
    Actual return on plan assets, net      (369)          (854)          (27)         (827)
    Contributions                         2,016          1,026           296           730
    Benefit payments                     (2,900)           (23)          (11)          (12)
                                       --------      ---------      --------      --------
Fair value of plan assets at
  end of year                             7,633          8,886         2,775         6,111
                                       --------      ---------      --------      --------

Funded status of the plan                (3,771)        (3,516)       (1,075)       (2,441)
  Unrecognized prior service costs       (2,793)        (3,092)           18        (3,110)
  Unrecognized net obligation                12             14            14          -
  Unrecognized net actuarial gain         3,119          2,806           294         2,512
                                       --------      ---------      --------      --------
Net pension liability                 $  (3,433)    $   (3,788)    $    (749)    $  (3,039)
                                       ========      =========      ========      ========

Weighted-average assumptions used for the Pension plan for 2002 and the Pension plan and CCI plan as individual plans for 2001 and 2000 are as follows:

                                           2002       2001       2000
                                         ------------------------------
    Plan discount rates:
      Pension plan                         7.00%      7.50%      7.50%
      CCI plan                              -         7.50%      7.75%
    Rates of increase in future compensation levels:
      Pension plan                         3.00%      3.00%      3.00%
      CCI plan                              -         3.00%      3.00%
    Expected long-term rates of return on assets
      Pension plan                         8.00%      8.00%      8.00%
      CCI plan                              -         8.00%      8.00%


The following table sets forth the net periodic pension cost for the Pension plan for 2002 and the Pension plan and CCI plan as individual plans and on a combined basis for 2001 and 2000:

                                                         2001                          2000
                                            ---------------------------    ---------------------------
                                   2002     Combined   Company     CCI     Combined   Company     CCI
                                ----------------------------------------------------------------------
Service cost                    $  1,136    $ 1,101    $  783    $  318    $   876    $  579    $  297
Interest cost                        796        811       215       596        727       143       584
Estimated return on plan assets     (798)      (782)     (269)     (513)      (486)     (163)     (323)
Net amortization and deferral       (241)      (252)        7      (259)       312        (2)      314
                                 -------     ------     -----     -----     ------     -----     -----
  Net periodic pension cost     $    893    $   878    $  736    $  142    $ 1,429    $  557    $  872
                                 =======     ======     =====     =====     ======     =====     =====

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

GCSI requires retirees to contribute 10% of medical, dental and eye care premium rates. The additional cost of the plan is paid by GCSI. GCSI's retirees also receive free local phone service and a $100 long distance credit per month. GCSI does not anticipate any changes in the cost-sharing provisions of the existing written plan, and there is no commitment to increase monetary benefits in the future. The plan is unfunded.

The plan had a curtailment gain in 2000 as a result of a reduction in employees at GCSI from the sale of construction assets and the reorganization and consolidation of operations.

The following table sets forth the funded status of GCSI's plan and amounts recognized in GCSI's financial statements at December 31, 2002 and 2001.

                                                                     2002            2001
                                                                 ---------------------------
  Accumulated plan benefit obligation at beginning of period     $   (1,551)     $   (3,992)
    Service cost                                                        (38)            (49)
    Interest cost                                                       (77)           (102)
    Plan participants' contributions                                   -                (15)
    Amendments                                                         -              2,492
    Actuarial gain                                                      404            -
    Benefits paid                                                        63             115
                                                                  ---------       ---------
  Accumulated plan benefit obligation at end of period               (1,199)         (1,551)
                                                                  ---------       ---------

  Fair value of plan assets at beginning of period                     -               -
    Employer contribution                                                63             100
    Plan participants' contributions                                   -                 15
    Benefits paid                                                       (63)           (115)
                                                                  ---------       ---------
  Fair value of plan assets at end of period                           -               -
                                                                  ---------       ---------

  Funded status of plan                                              (1,199)         (1,551)
  Unrecognized prior service costs                                   (1,397)         (2,326)
  Unrecognized net gain                                              (2,160)         (1,017)
                                                                  ---------       ---------
  Accrued postretirement benefit cost                            $   (4,756)     $   (4,894)
                                                                  =========       =========

                           Madison River Capital, LLC

9. Benefit Plans (continued)

                                                          2002        2001        2000
                                                        --------------------------------
Components of net periodic postretirement benefit cost:
  Service cost                                          $    38     $    49     $   289
  Interest cost                                              77         102         430
  Actuarial gain                                            (24)        (56)         (2)
                                                         ------      ------      ------
Net periodic postretirement benefit cost                     91          95         717
  Prior service costs                                      (166)       (166)         -
  Curtailment                                                -           -       (1,484)
                                                         ------      ------      ------
Total postretirement benefit cost accrual               $   (75)    $   (71)    $  (767)
                                                         ======      ======      ======

Weighted-average assumptions:
  Discount rate                                           7.00%       7.00%       7.50%
  Initial medical trend rate                              8.50%       8.50%       9.00%
  Initial dental and vision trend rate                    8.50%       8.00%       8.00%
  Ultimate trend rate                                     5.00%       5.00%       5.00%
  Years to ultimate trend rate                              7           8           8
Other information:
  One percent increase in trend rates:
    Effect on service and interest cost                 $   130     $   170     $   183
    Effect on accumulated plan benefit obligation         1,274       1,661         732
  One percent decrease in trend rates:
    Effect on service and interest cost                    (103)       (135)       (138)
    Effect on accumulated plan benefit obligation        (1,043)     (1,361)       (567)

401(k) Savings Plans

The Company sponsors a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria, except for employees of GCSI. Employees may elect to contribute a percentage of their compensation to the plan not to exceed certain dollar limitations. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. The Company made matching contributions of approximately $687 in 2002, $859 in 2001 and $811 in 2000. In addition, in 2000, the Company also made a discretionary contribution of $200.

GCSI sponsors a 401(k) savings plan for all of its employees who meet certain age and employment criteria. Employees may elect to contribute a percentage of their compensation to the plan not to exceed certain dollar limitations. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. The Company made matching contributions of approximately $178 in 2002, $243 in 2001 and $246 in 2000.


GCSI Employee Stock Ownership Plan

A GCSI subsidiary sponsors a non-contributory employee stock ownership plan ("ESOP") which covered certain employees who had completed one year of service and attained the age of nineteen. Additionally, all participants in a former profit sharing plan became eligible for the ESOP effective with the formation of the ESOP.

                           Madison River Capital, LLC

Prior to September 1999, the ESOP operated as a leveraged ESOP. On September 29, 1999, GCSI merged with the Company. As part of the acquisition, all shares held by the ESOP were acquired subject to an escrow holdback for contingent liabilities and unpaid obligations and the outstanding loan of the ESOP was retired. The Company adopted a resolution to terminate the ESOP effective December 31, 1999 subject to final resolution of certain matters relating to the ESOP and the receipt of a favorable letter of determination from the Internal Revenue Service regarding the termination of the ESOP. Accordingly, all accruals of benefits under the plan were suspended as of that date, and no further contributions were required to be made by GCSI. At December 31, 2002, the ESOP continued to operate pending final resolution of those matters as more fully discussed in Note 16 below. Upon final resolution, all remaining assets will be distributed to plan participants and the ESOP will be terminated.

In November 1999 and June 2000, GCSI distributed approximately 20% and 60% of accumulated benefits under the ESOP as of December 31, 1998. In addition to the remaining cash, the ESOP continues to hold a 48.8% interest in the escrow holdback.


10. Long-Term Incentive Plan

In 1998, the Company adopted a long-term incentive plan arrangement that provides for annual incentive awards to certain employees as approved by the Board of Directors. Under the terms of the plan, awards are earned over the succeeding 12 months after the award eligibility is determined. Eligible employees forfeit any awards earned upon cessation of employment with the Company.

Incentive awards vest automatically at the time of a qualified event as defined under the plan. Vested awards are payable under certain circumstances as defined in the long-term incentive plan arrangement. The Company recognized compensation expense related to the long-term incentive awards of $5,284, $1,271and $4,772 in the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had approximately $14,097 and $8,817, respectively, accrued for the long-term incentive plan.


11. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

Cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued expenses and other current liabilities - the carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt and lines of credit - the fair value and carrying value of long-term debt and lines of credit at December 31, 2002 were $589,735 and $661,568, respectively, and at December 31, 2001 were $621,758 and $680,018, respectively. The fair value of the Company's $200,000 senior notes is based on the quoted value at the close of business on December 31. The fair value of the secured long-term debt is estimated by discounting the scheduled payment streams to their present value based on current rates for similar instruments of comparable maturities.


12. Acquisition

In March 2000, CCI, a subsidiary of the Company, acquired Coastal Utilities, Inc. and its subsidiary, a Georgia local exchange company serving approximately 41,000 access lines, for cash consideration of $130,000 and Series A and Series B non-voting common stock of CCI with a face value of $10,000 and $5,000, respectively.

                           Madison River Capital, LLC

This transaction was accounted for using the purchase method of accounting with results of operations of the acquired company included in the Company's operations from the effective date of acquisition. The Company recorded the acquired assets and liabilities at their estimated fair value at the date of purchase. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.

The following reflects the allocation of the net purchase price for the Coastal acquisition:

         Current assets                                $    16,672
         Telephone plant and equipment                      46,222
         Excess cost over the fair value of the net
           assets acquired (goodwill)                       81,323
         Other assets                                       50,545
         Current liabilities                                (6,023)
         Other liabilities                                 (13,739)
         Redeemable minority interest                      (45,000)
                                                        ----------
           Net cash paid                               $   130,000
                                                        ==========

The minority interest portion of the consideration consisted of Series A and Series B non-voting common stock of CCI that was issued to the former shareholders of Coastal Utilities. The Series A and Series B stock had put and call features exercisable by the holders and CCI, subject to the terms and conditions of a shareholders agreement. The holders of the Series A stock, with a face value of $10,000, had the right to put the Series A stock to CCI at any time after March 30, 2005 for $17,700. CCI had the right to call the Series A stock during the intervening period at specific amounts as defined in the shareholders agreement. The Series A stock was initially recorded at $10,000, which approximated its fair value. Periodic accretions in the carrying value are made to reflect the contractual call amounts and are charged to minority interest expense in the Consolidated Statements of Operations and Comprehensive Loss. The holders of the Series B stock, with a face value of $5,000, had the right to put their Series B shares to CCI before March 31, 2002 upon the occurrence of an eligible risk changing event as defined in the shareholders agreement or after March 30, 2004. The Series B stock was initially recorded at $35,000, which was the initial put value and approximated its fair value. See Note 14, Redeemable Minority Interest, regarding an agreement with the former shareholders that, among other things, modified certain provisions of the CCI shareholders agreement.

The following unaudited consolidated results of operations for the year ended December 31, 2000 are prepared on a pro forma basis and presented as if the acquisition of Coastal Utilities, Inc. occurred as of the beginning of 2000:

            Total operating revenues           $  178,754
            Net loss                           $  (61,840)

This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have actually been obtained had Coastal Utilities been acquired as of the above dates, nor are such amounts indicative of future operating results.

                           Madison River Capital, LLC

13. Segment Information

The Company is a provider of integrated communications services and solutions. In accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are classified into two reportable business segments, the LTD and the ICD. Both segments provide telecommunication services and effective in the fourth quarter of 2002, the management responsibility for the ICD's operating regions was realigned under the LTD. However, both the LTD and ICD are subject to different levels of regulation, they market their services in a different manner and their financial and operating results are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The LTD generates revenues from the provision of local services, long distance services, Internet and enhanced data services and miscellaneous services. The ICD generates revenues from provision of local services, long distance services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are based in the United States. The following summarizes the revenues and net operating income (loss) for each segment for the years ended December 31, 2002, 2001 and 2000:

                                                         December 31
                                              2002           2001           2000
                                          ----------------------------------------
    Total revenues
      LTD                                 $  172,422     $  173,647     $  161,741
      ICD                                     15,318         13,177          6,698
                                           ---------      ---------      ---------
                                             187,740        186,824        168,439
    Less intersegment revenues                (3,539)        (2,561)        (1,338)
                                           ---------      ---------      ---------
      Total reported revenues             $  184,201     $  184,263     $  167,101
                                           =========      =========      =========

    Net operating income (loss)
      LTD                                 $   49,748     $   36,801     $   26,234
      ICD                                    (20,861)       (36,788)       (26,242)
                                           ---------      ---------      ---------
      Total reported operating
        income (loss)                     $   28,887     $       13     $       (8)
                                           =========      =========      =========

As of December 31, 2002 and 2001, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                                December 31
                                             2002          2001
                                         ------------------------
      Total assets:
        LTD                              $  869,730    $  819,584
        ICD                                 473,172       506,239
                                          ---------     ---------
                                          1,342,902     1,325,823
        Less intersegment assets           (499,431)     (429,245)
                                          ---------     ---------
        Total reported assets            $  843,471    $  896,578
                                          =========     =========

                           Madison River Capital, LLC

14. Redeemable Minority Interest

As part of the consideration paid in the acquisition of Coastal Utilities, the Company issued to the former shareholders of Coastal Utilities, 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10,000 and $5,000, respectively. The Series A and Series B stock had put and call features defined pursuant to the terms of a shareholders agreement and exercisable by the holders and CCI. Based on the put features of the shareholders agreement, the holders of Series A stock had the right to put their shares to CCI in March 2005, and CCI would have had until December 2005 to purchase them for $17,700. CCI had the right to call the Series A stock at any time in the intervening period at specified amounts as defined in the shareholders agreement. The holders of the Series B stock had the right prior to March 30, 2002 to put their shares to CCI for $35,000 upon the occurrence of certain events, as defined in the shareholders agreement, or for $60,000 at anytime after March 2004. CCI had the right to call the Series B stock for amounts that escalated with the passage of time.

In February 2001, the holders of the Series B stock notified the Company of their exercise of the put option. On April 10, 2002, MRTC completed an agreement with the former shareholders of Coastal Utilities which, among other things, modified certain provisions of the CCI shareholders agreement.

Under the terms of the new agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for 18.0 million Class A member units in MRTC valued at $1 per unit and three unsecured term notes issued by MRTC, in the aggregate principal amount of $20,000, payable over eight years and bearing interest at approximately 8.4%. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1,000, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right, beginning May 31, 2003 and ending September 30, 2007, to require CCI to redeem their remaining 150 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1,000, in any thirteen-month period.

As a result of the transaction, the Company recorded an increase in member's interest of $41,100. The increase in member's interest consists primarily of the $38,000 in equity and notes payable that MRTC exchanged for a portion of the minority shareholders' equity interests. In addition, the Company recognized an increase in equity of $3,100 for the difference between the $47,100 carrying value of the minority interest before the transaction and the $44,000 in value held by the minority shareholders after the transaction.


15. Related Party Transactions

On January 4, 2002, the Company loaned approximately $467 to each of three managing directors of the Company to finance a portion of their purchase of Class A units in MRTC from an investor in MRTC. The loans, payable on demand, bear interest at 5% and are secured by the MRTC Class A interests purchased. At December 31, 2002, $1,400 remained outstanding under these loans and is reflected as a reduction of member's interest in the accompanying Consolidated Balance Sheets. All accrued interest had been paid by the managing directors as of December 31, 2002.

                           Madison River Capital, LLC

16. Commitments and Contingencies

Under the terms of Madison River Telephone Company's Operating Agreement, at any time on or after January 16, 2006, certain members may require MRTC to purchase all of their redeemable member units in an amount equal to the fair market value of such units. Such an event could result in Madison River Capital and its subsidiaries being required to fund this obligation of the parent company, MRTC.

The Company has a resale agreement with a vendor to provide long distance transmission services. Under the terms of the agreement, the Company must utilize certain contracted minimum volume commitments.

GCSI's ESOP was the subject of an application before the Internal Revenue Service ("IRS") for a compliance statement under the Voluntary Compliance Resolution Program filed with the IRS on May 17, 2000. The compliance statement was requested in order to address certain issues related to contributions made to employee's accounts in the ESOP and a 401(k) plan in excess of the limits allowed by Section 415 of the Internal Revenue Code of 1986, as amended. The application requested a compliance statement to the effect that any failure to comply with the terms of the plans would not adversely affect the plans' tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement.

The estimated cost to the ESOP of the corrective allocation described in the initial compliance statement was approximately $3,300. In its application, the Company requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account had an approximate value of $1,600, and the ESOP Loan Suspense Account had a value in excess of the $1,700 needed for the full correction. However, based on discussions with the IRS and upon the recommendation of its advisors, during the second quarter of 2001, the Company withdrew its proposal to use the assets in the ESOP Loan Suspense Account as a source of funds to satisfy the obligation. Shortly thereafter, the IRS issued a Section 415 Compliance Statement and provided the Company with 150 days to institute the corrective actions. The correction period was then subsequently extended for thirty days to December 17, 2001. During the course of making the corrections as required by the compliance statement, additional administrative errors in the operation of the ESOP were found that affected years beginning January 1, 1995 through December 31, 1999. The newly discovered operational failures were interrelated with and directly affected the failures subject to the original compliance statement, and, therefore, the corrections under the original compliance statement could not be accurately completed.

In response to these new errors, the Company performed an extensive review of the ESOP administration for the plan years 1995 through 1999. As part of the process, on June 7, 2002, the Company submitted a new application for a compliance statement under the Walk-In-Closing Agreement Program with the IRS. The new application restates the Company's proposed corrections to be made for the operational failures disclosed in the first application as well as addressed the proposed corrections for the additional failures found in the administration of the ESOP. The Company is uncertain as to the timing for completing this process or the ultimate outcome of its new application with the IRS.

In May 2002, the escrow committee authorized the transfer of $1,700 to the ESOP from an escrow account, established in connection with the acquisition of the Company, as required by the initial application. If future amounts are required to be contributed to the ESOP to comply with the Code, the Company will pursue other options currently available to it to obtain reimbursement of those funds, which may include seeking additional reimbursement from the escrow account. However, there is no assurance that the Company will be able to obtain any reimbursement from another source, and, therefore, may be required to contribute to the ESOP the funds needed to make up any shortfall. The Company does not believe that any future amounts required to be contributed to the ESOP as part of this corrective action will have a material adverse effect on its financial condition, results of operations or cash flows.

                           Madison River Capital, LLC

16. Commitments and Contingencies, Continued

On July 11, 2002, MCI WorldCom Communications, Inc. filed suit against MRC in the General Court of Justice Superior Court Division, Mecklenburg County, North Carolina (Civil Action No. 02-CVS-11454). Shortly thereafter, on July 21, 2002, WorldCom, Inc. and 200 of its subsidiaries filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York (Chapter 11 Case No. 02-13533). In the civil action, MCI WorldCom claimed that it delivered telecommunications facilities and services to MRC for which it was entitled to in excess of $1,800. MRC refuted these assertions in its affirmative defenses filed with the Superior Court. In January 2003, MCI WorldCom and MRC agreed to mediate their differences and reached a global settlement on all pending claims. Upon completion of certain actions by the parties on or before July 15, 2003, a motion to dismiss all claims will be submitted to the Superior Court by both parties. MRC had accrued all amounts related to this settlement as of December 31, 2002.

The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company does not believe the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.


17. Subsequent Event

On January 14, 2003, the Company notified its employees that the accrual of benefits in the non-contributory, defined benefit pension plan, sponsored by Madison River Telephone Company, in which the employees participated would be frozen effective February 28, 2003. As a result of the pension freeze, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The curtailment resulted in an immediate net gain of $2,781, which will be recognized in 2003 and will be allocated between the Company and its affiliates, who also participate in the plan. Although the pension plan was frozen, the Company has a continued obligation to fund the plan and will continue to recognize an annual net periodic pension expense while the plan is still in existence.

                           Madison River Capital, LLC

                 Schedule II - Valuation and Qualifying Accounts
                   Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)

Allowance for uncollectible accounts:
                                                            Additions
                                             Balance at    Charged to     Deductions         Balance at
                                             Beginning      Costs and        from               End
                                             of Period      Expenses       Reserves          of Period
                                             ----------------------------------------------------------
Year ended December 31, 2002:
  Allowance for uncollectible accounts       $  1,815       $  1,673       $     (696)       $  2,792
                                              =======        =======        =========         =======
Year ended December 31, 2001:
  Allowance for uncollectible accounts       $  1,150       $  4,922        $  (4,257)       $  1,815
                                              =======        =======        =========         =======
Year ended December 31, 2000:
  Allowance for uncollectible accounts       $  1,087       $  1,471        $  (1,991)       $  1,150
                                              =======        =======        =========         =======

Allowance for uncollectible accounts, primarily from interexchange carriers:
                                                            Additions
                                             Balance at    Charged to     Deductions         Balance at
                                             Beginning      Costs and        from               End
                                             of Period      Expenses       Reserves          of Period
                                             ----------------------------------------------------------
Year ended December 31, 2002:
  Allowance for uncollectible accounts       $    111       $  1,626       $      (44)       $  1,693
                                              =======        =======        =========         =======
Year ended December 31, 2001:
  Allowance for uncollectible accounts       $    531       $   -          $     (420)       $    111
                                              =======        =======        =========         =======
Year ended December 31, 2000:
  Allowance for uncollectible accounts       $     -        $    531       $      -          $    531
                                              =======        =======        =========         =======


Valuation allowance for deferred income tax assets:
                                                            Additions
                                             Balance at    Charged to     Deductions         Balance at
                                             Beginning      Costs and        from               End
                                             of Period      Expenses       Reserves          of Period
                                             ----------------------------------------------------------
Year ended December 31, 2002:
  Valuation allowance for deferred
    income tax assets                        $  1,062       $  1,500       $   -             $  2,562
                                              =======        =======        =======           =======
Year ended December 31, 2001:
  Valuation allowance for deferred
    income tax assets                        $  1,126       $   -          $     (64)        $  1,062
                                              =======        =======        =======           =======
Year ended December 31, 2000:
  Valuation allowance for deferred
    income tax assets                        $    818       $    308       $   -             $  1,126
                                              =======        =======        =======           =======

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         Description of Exhibits
-------                        -----------------------
3.1*     Certificate of Formation of Madison River Capital, LLC
3.2*     Limited Liability Company Agreement of Madison River Capital, LLC
3.3*     Certificate of Incorporation of Madison River Finance Corp.
3.4*     By-Laws of Madison River Finance Corp.
4.1*     Form of the Series B 131/4% Senior Notes due 2010
4.2* Purchase Agreement, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Chase Securities Inc. and Morgan Stanley & Co. Incorporated
4.3* Indenture, dated as of February 17, 2000, between Madison River Capital,LLC, Madison River Finance Corp. and Norwest Bank Minnesota, National Association
4.4* Exchange and Registration Rights Agreement, dated as of February 17, 2000, between Madison River Capital,LLC, Madison River Finance Corp. and Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Chase Securities Inc. and Morgan Stanley & Co. Incorporated
10.1* Contribution and Stock Purchase Agreement, dated November 23, 1999, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
10.1.1* First Amendment to Contribution and Stock Purchase Agreement, dated March 20, 2000, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
10.1.2* Second Amendment to Contribution and Stock Purchase Agreement, dated March 29, 2000, by and among, Madison River Telephone Company, LLC, Coastal Communications, LLC, Coastal Utilities, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust
10.1.3* Shareholders Agreement, dated March 30, 2000, by and among Coastal Communications, Inc. and Daniel M. Bryant, G. Allan Bryant, The Michael E. Bryant Life Trust and Madison River Capital, LLC
10.2* Agreement and Plan of Merger, dated May 9, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
10.2.1* First Amendment to Agreement and Plan of Merger, dated July 2, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
10.2.2* Second Amendment to Agreement and Plan of Merger, dated August 24, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
10.2.3* Third Amendment to Agreement and Plan of Merger, dated September 28, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.
10.3* Asset Purchase Agreement, dated April 21, 1998, among Madison River Telephone Company,LLC, Gallatin River Communications L.L.C., Central Telephone Company of Illinois and Centel Corporation
10.3.1* Amendment No. 1 to Asset Purchase Agreement, dated September 22, 1998, by and between Gallatin River Communications, LLC, Madison River Telephone Company, LLC, Central Telephone Company of Illinois and Centel Corporation
10.3.2* Amendment No. 2 to Asset Purchase Agreement, dated October 29, 1998, by and between Gallatin River Communications, LLC, Madison River Telephone Company, LLC, Central Telephone Company of Illinois and Centel Corporation
10.4* Stock Purchase Agreement, dated September 12, 1997, by and among Madison River Telephone Company, LLC and Mebcom Communications, Inc. and its stockholders

EXHIBIT
NUMBER                         Description of Exhibits
-------                        -----------------------

10.5    Employment Agreement, dated November 1, 2002, between Madison River
        Telephone Company, LLC and J. Stephen Vanderwoude   **
10.6    Employment Agreement, dated December 1, 2002, between Madison River
        Telephone Company, LLC and James D. Ogg   **
10.8    Employment Agreement, dated November 1, 2002, between Madison River
        Telephone Company, LLC and Paul H. Sunu   **
10.9    Employment Agreement, dated November 1, 2002, between Madison River
        Telephone Company, LLC and Bruce J. Becker   **
10.10* Terms of the Madison River Telephone Company, LLC Long Term Incentive Plan effective November 1, 1998
10.11* Loan Agreement and Promissory Notes, dated as of September 29, 1999, between Gulf Telephone Company and the Rural Telephone Finance Cooperative (the "RTFC")
10.12* Secured Revolving Line of Credit Agreement, dated as of September 29, 1999, between Gulf Telephone Company and the RTFC
10.13* Loan Agreement, dated as of January 16, 1998, between Mebtel, Inc. and the RTFC
10.14* Secured Revolving Line of Credit Agreement, dated as of January 16, 1998, between Mebtel, Inc. and the RTFC
10.15* Loan Agreement, dated as of October 30, 1998, between Gallatin River Communications, LLC and the RTFC
10.16* Loan Agreement, dated as of October 30, 1998, between Madison River Communications, Inc. and the RTFC
10.17* Secured Revolving Line of Credit Agreement, dated as of October 30, 1998, between Gallatin River Communications, LLC and the RTFC
10.18* Loan Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.19* Secured Revolving Line of Credit Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.20* Unsecured Revolving Line of Credit Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.21***Interconnection Agreement, dated December 18, 1998, between BellSouth
        Telecommunications Inc. and Mebtel Integrated Communications Solutions, LLC
10.22***Interconnection, Resale and Unbundling Agreement, dated as of October
        13, 1999, between GTE North Incorporated, GTE South Incorporated and Mebtel Integration Communication Solutions, Inc.
10.23***Interconnection Agreement, dated as of August 31, 1999, by and between Ameritech Information Industry Services and Mebtel Integrated Communications Solutions, LLC
10.24***Interconnection, Resale and Unbundling Agreement, dated as of
        September 27, 1999 between GTE South Incorporated and Mebtel Integration Communication Solutions, Inc.
10.25++ Interconnection Agreement-Texas, dated July 27, 2000, between
        Southwestern Bell Telephone Company and Madison River Communications
        LLC
10.26+++Loan Agreement and Secured Promissory Notes, dated as of December 29,
        2000, by and between Madison River LTD Funding Corp. and the RTFC 10.27+++Secured Revolving Line of Credit Agreement, dated as of December 29,
        2000, by and between Madison River LTD Funding Corp. and the RTFC
10.28   Employment Agreement, dated November 1, 2002, between Madison River
        Telephone Company, LLC and Ken Amburn   **
10.29   Employment Agreement, dated December 1, 2002, between Madison River
        Telephone Company, LLC and Michael Skrivan   **

EXHIBIT
NUMBER                         Description of Exhibits
-------                        -----------------------

21.1    Subsidiaries of the Registrant
99.1    Section 1350 Certification of Chief Executive Officer
99.2    Section 1350 Certification of Chief Financial Officer


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