Form 10-Q
period 2003-03-31
MADISON RIVER CAPITAL LLC
filed 2003-05-15
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2003
                                      --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes         No   X
                                                ---         ---
=============================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                          Page
                                                                                        ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited) and
            December 31, 2002                                                             1
          Condensed Consolidated Statements of Operations and Comprehensive Loss
            (Unaudited) - Three Months Ended March 31, 2003 and 2002                      2
          Condensed Consolidated Statement of Member's Capital (Unaudited)                3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Three
            Months Ended March 31, 2003 and 2002                                          4
          Notes to Condensed Consolidated Financial Statements (Unaudited)                5
Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         11
Item  3.  Quantitative and Qualitative Disclosures About Market Risk                      22
Item  4.  Controls and Procedures                                                         22

Part II - Other Information

Item  6.  Exhibits and Reports on Form 8-K                                                23
Signature                                                                                 23
Certifications                                                                            24

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  March 31, 2003     December 31, 2002
                                                                  --------------     -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   17,613           $   19,954
  Accounts receivable, less allowance for uncollectible accounts
    of $2,262 and $2,792 in 2003 and 2002, respectively                  11,431               12,347
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,419 and $1,693
    in 2003 and 2002, respectively                                        7,416                7,796
  Rural Telephone Finance Cooperative stock to be redeemed                  672                2,039
  Other current assets                                                    3,441                5,550
                                                                       --------             --------
    Total current assets                                                 40,573               47,686
                                                                       --------             --------

Telephone plant and equipment                                           472,841              471,929
Less accumulated depreciation and amortization                         (124,036)            (112,564)
                                                                       --------             --------
    Telephone plant and equipment, net                                  348,805              359,365
                                                                       --------             --------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     43,341               44,013
  Goodwill, net of accumulated amortization of $41,259
    in 2003 and 2002                                                    366,332              366,332
  Other assets                                                           25,461               26,075
                                                                       --------             --------
    Total other assets                                                  435,134              436,420
                                                                       --------             --------

    Total assets                                                     $  824,512           $  843,471
                                                                       ========             ========

Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                              $   28,586           $   37,361
  Other current liabilities                                               7,380                7,543
  Current portion of long-term debt                                      28,130               27,613
                                                                       --------             --------
    Total current liabilities                                            64,096               72,517
                                                                       --------             --------

Noncurrent liabilities:
  Long-term debt                                                        626,759              633,955
  Other liabilities                                                      73,519               74,509
                                                                       --------             --------
    Total noncurrent liabilities                                        700,278              708,464
                                                                       --------             --------

    Total liabilities                                                   764,374              780,981

Redeemable minority interest                                              5,000                5,000

Member's capital:
  Member's interest                                                     251,284              251,284
  Accumulated deficit                                                  (196,006)            (193,639)
  Accumulated other comprehensive loss                                     (140)                (155)
                                                                       --------             --------
    Total member's capital                                               55,138               57,490
                                                                       --------             --------
    Total liabilities and member's capital                           $  824,512           $  843,471
                                                                       ========             ========


          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2003              2002
                                                                        ----------        ----------
Operating revenues:
  Local service                                                          $  32,986         $  34,646
  Long distance service                                                      4,140             3,803
  Internet and enhanced data service                                         4,340             3,407
  Transport service                                                            666               836
  Miscellaneous telecommunications service and equipment                     3,008             3,233
                                                                          --------          --------
    Total operating revenues                                                45,140            45,925
                                                                          --------          --------

Operating expenses:
  Cost of services                                                          11,036            14,415
  Depreciation and amortization                                             12,354            12,309
  Selling, general and administrative expenses                               9,294            10,327
                                                                          --------          --------
    Total operating expenses                                                32,684            37,051
                                                                          --------          --------

Net operating income                                                        12,456             8,874

Interest expenses                                                          (15,669)          (16,076)
Other income, net                                                              500               557
                                                                          --------          --------
Loss before income taxes and minority interest expense                      (2,713)           (6,645)

Income tax (benefit) expense                                                   346            (1,470)
                                                                          --------          --------
Loss before minority interest expense                                       (2,367)           (8,115)

Minority interest expense                                                      -                (275)
                                                                          --------          --------
Net loss                                                                    (2,367)           (8,390)

Other comprehensive (loss) income:
  Unrealized losses on marketable equity securities in quarter                (198)             (694)
  Reclassification adjustment for realized losses included in net loss         213               -
                                                                          --------          --------
    Other comprehensive (loss) income                                           15              (694)
                                                                          --------          --------

Comprehensive loss                                                       $  (2,352)        $  (9,084)
                                                                          ========          ========

          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit     Income (Loss)     Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2002                      $  251,284     $  (193,639)    $   (155)     $  57,490
  Net loss                                              -             (2,367)          -          (2,367)
  Other comprehensive loss:
    Unrealized losses on marketable
      equity securities                                 -               -            (198)          (198)
    Reclassification adjustment for realized
      losses included in net loss                       -               -             213            213
                                                   ---------      ----------      -------       --------
Balance at March 31, 2003 (unaudited)             $  251,284     $  (196,006)    $   (140)     $  55,138
                                                   =========      ==========      =======       ========






          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2003              2002
                                                                        ----------        ----------
Operating activities
Net cash provided by (used for) operating activities                    $   3,512         $  (1,343)
                                                                          -------           -------

Investing activities
Purchases of telephone plant and equipment                                 (1,508)           (3,283)
Redemption of Rural Telephone Finance Cooperative stock, net                2,039             1,524
Change in other assets                                                        344              (983)
                                                                          -------           -------
Net cash provided by (used for) investing activities                          875            (2,742)
                                                                          -------           -------

Financing activities
Redemption of member's interest                                              -               (2,000)
Proceeds from long-term debt                                                 -                4,000
Payments on long-term debt                                                 (6,728)           (4,970)
Change in other long-term liabilities                                        -                   (3)
                                                                          -------           -------
Net cash used for financing activities                                     (6,728)           (2,973)
                                                                          -------           -------

Net decrease in cash and cash equivalents                                  (2,341)           (7,058)

Cash and cash equivalents at beginning of year                             19,954            21,606
                                                                          -------           -------

Cash and cash equivalents at end of first quarter                       $  17,613         $  14,548
                                                                          =======           =======



          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
             Notes To Condensed Consolidated Financial Statements
                                 (Unaudited)



1.  GENERAL

Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC ("MRTC"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company is an established rural local exchange company providing integrated telecommunications services to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Its integrated service offerings include local and long distance voice, high speed data, internet access and fiber transport. These consolidated financial statements include the financial position and results of operations of the following subsidiaries of the Company: Madison River Holdings Corp. ("MRH"), Madison River LTD Funding Corp. ("MRLTDF"), Mebtel, Inc., Gallatin River Holdings, LLC and its subsidiary, Gulf Coast Services, Inc. and its subsidiaries, Coastal Communications, Inc. ("CCI") and its subsidiaries, Madison River Management Company ("MRM"), Mebtel Long Distance Solutions, Inc., Madison River Long Distance Solutions, Inc., Madison River Communications, LLC ("MRC") and its subsidiary, Gulf Communications, LLC.

The primary purpose for which the Company was organized was the acquisition, integration and operation of rural local exchange telephone companies. Since January 1998, the Company has acquired four rural incumbent local exchange carriers ("ILECs") located in North Carolina, Illinois, Alabama and Georgia. These rural ILEC operations, which comprise the Local Telecommunications Division (the "LTD"), served approximately 206,240 voice access and digital subscriber line ("DSL") connections as of March 31, 2003. The operations of the ILECs are subject to federal, state and local regulation.

The Company also operates as a competitive local exchange carrier ("CLEC") in markets in North Carolina, Illinois and Louisiana, as well as provides fiber transport services to large businesses and other carriers, primarily in the southeastern United States. The CLEC and fiber transport operations form the Integrated Communications Division (the "ICD") and served approximately 16,630 voice access and high speed data connections at March 31, 2003.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2002. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003. The amounts presented in the condensed consolidated balance sheet as of December 31, 2002 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts in the March 31, 2002 condensed consolidated financial statements have been reclassified to conform to the March 31, 2003 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)



3.  TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment consisted of the following:

                                           March 31,       December 31,
                                             2003              2002
                                           ---------       ------------
                                                (in thousands)
  Land, buildings and general equipment     $   58,104      $   58,144
  Central office equipment                     156,259         155,350
  Poles, wires, cables and conduit             226,430         225,932
  Leasehold improvements                         2,533           2,533
  Software                                      16,893          16,893
  Construction-in-process                       12,622          13,077
                                             ---------       ---------
    Total telephone plant and equipment     $  472,841      $  471,929
                                             =========       =========

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements Nos. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145, effective for all fiscal years beginning after May 15, 2002, was adopted by the Company on January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company's results of operations, financial position or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003 and does not expect the adoption of SFAS 146 to have a material impact on the Company's results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees and certain other disclosures. The Company adopted FIN 45 beginning in 2003 and it did not have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It is effective for the first fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of FIN 46 on our investment in unconsolidated subsidiaries.

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

As of March 31, 2003, the following amounts were recorded:

                                                  2003
                             Balance at       first quarter    Balance at
                          December 31, 2002     payments     March 31, 2003
                          -----------------   -------------  --------------
                                             (in thousands)
  Future lease obligations       $ 788           $ 116           $ 672
  Legal related expenses            31              -               31
                                  ----            ----            ----
                                 $ 819           $ 116           $ 703
                                  ====            ====            ====

In the third quarter of 2002, in completing the development of the ICD as a true edge-out CLEC, the Company realigned each of the ICD's operating regions in North Carolina, Illinois and New Orleans under the Company's rural ILECs in those respective regions. The rural ILECs, therefore, assumed responsibility for managing and directing the ICD's operations in those regions. Correspondingly, the Company recognized a restructuring charge of $2.8 million related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. Of the restructuring charge, MRC recognized $2.7 million and MRM recognized $0.1 million. The charge was recognized in accordance with EITF 94-3. The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities that will no longer be used, net of estimated sublease income, the expenses associated with decommissioning a switch, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, expenses associated with the elimination of thirty-four employees, primarily in the ICD, and related expenses.

As of March 31, 2003, the following amounts were recorded related to this restructuring charge:

                                                  2003
                             Balance at       first quarter    Balance at
                          December 31, 2002     payments     March 31, 2003
                          -----------------   -------------  --------------
                                             (in thousands)
  Future lease obligations        $  1,345        $   26          $  1,319
  Telephone plant and equipment        158            -                158
  Employee separation expenses          77             4                73
                                   -------         -----           -------
                                  $  1,580        $   30          $  1,550
                                   =======         =====           =======


The remaining liability as of March 31, 2003 is recorded as $0.9 million in accrued expenses and $1.3 million in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

6.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit outstanding consist of the following at:

                                                                        March 31,        December 31,
                                                                           2003              2002
                                                                        ----------       ------------
                                                                               (in thousands)
First mortgage notes collateralized by substantially all LTD assets:
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 6.5% (rate expires September 2003).                    $  11,893         $  12,103
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 8.15% (rate expires April 2003).                           6,032             6,138
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the
    RTFC's base rate plus 0.5% (5.75% at March 31, 2003).                      967               983
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 6.7% (rate expires November 2004).                       104,148           105,780
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (6.00% at March 31, 2003).                   5,641             5,722
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires April 2003).                           69,034            70,684
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (6.00% at March 31, 2003).                   3,596             3,648
  RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires October 2004).                        123,827           125,561
  RTFC note payable in escalating quarterly principal installments beginning in November 2003 through August 2014 (initial quarterly installment of $129), interest due quarterly at the RTFC's base rate
    plus 0.35% (5.60% at March 31, 2003).                                    7,778             7,778
  RTFC note payable in escalating quarterly principal installments through February 2015, interest payments due quarterly at a
    fixed rate of 8.5% (rate expires April 2005).                          100,493           101,734
  RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line
    of credit base rate plus 0.5% (6.25% at March 31, 2003).                21,000            21,000
Mortgage note payable in monthly installments of $18 with a
  balloon payment of $2,238 in April 2006, interest at a
  fixed rate of 8%, secured by land and building.                            2,320             2,326
Unsecured 13 1/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
  debt discount of $2,233 and $2,282, respectively.                        197,767           197,718
Other                                                                          393               393
                                                                          --------          --------
                                                                           654,889           661,568
Less current portion                                                        28,130            27,613
                                                                          --------          --------
                                                                         $ 626,759         $ 633,955
                                                                          ========          ========

                                      8

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

6.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

The loan facilities provided by the Rural Telephone Finance Cooperative (the "RTFC") are primarily with MRLTDF, a subsidiary of the Company. The facilities are secured by a first mortgage lien on substantially all of the property, assets and revenues of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the facilities.

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is, among other things, restricted in its ability to (i) declare or pay dividends to MRH, its parent, under specified circumstances, (ii) limited in its ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. MRLTDF is required to test its compliance with certain financial ratios defined in the loan agreement on an annual basis. At March 31, 2003 and December 31, 2002, MRLTDF was in compliance with the terms and conditions of the loan agreement.

The $31.0 million secured revolving line of credit between the RTFC and MRLTDF expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At March 31, 2003, MRLTDF had drawn down $21.0 million under this line of credit with the remaining $10.0 million fully available to MRLTDF.

The Company also has a $10.0 million unsecured line of credit that is fully available to Coastal Utilities, Inc., a subsidiary of CCI, and expires in March 2005. This unsecured line of credit contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum.

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies and (viii) enter into transactions with affiliates. At March 31, 2003, the Company was in compliance with the terms of the senior notes indenture.

7.  SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Although both segments provide telecommunication services, financial and operating results of the segments are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income for each segment for the three month periods ended March 31, 2003 and 2002:


                                          Three month period ended
                                         --------------------------
                                         March 31,        March 31,
                                           2003             2002
                                         ---------        ---------
                                               (in thousands)
         Total revenues:
           LTD                            $ 42,203         $ 42,802
           ICD                               3,616            3,963
                                           -------          -------
                                            45,819           46,765
         Less intersegment revenues           (679)            (840)
                                           -------          -------
           Total reported revenues        $ 45,140         $ 45,925
                                           =======          =======

                                      9

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


7.  SEGMENT INFORMATION, Continued

                                          Three month period ended
                                         --------------------------
                                         March 31,        March 31,
                                           2003             2002
                                         ---------        ---------
                                               (in thousands)
         Net operating income (loss):
           LTD                            $ 15,031         $ 13,043
           ICD                              (2,575)          (4,169)
                                           -------          -------
           Total reported net operating
             income (loss)                $ 12,456         $  8,874
                                           =======          =======

At March 31, 2003 and December 31, 2002, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                         March 31,        December 31,
                                           2003               2002
                                         ---------        ------------
                                               (in thousands)
        Total assets:
          LTD                            $   856,033      $   869,730
          ICD                                452,802          468,172
                                          ----------       ----------
                                           1,308,835        1,337,902
          Less intersegment assets          (484,323)        (494,431)
                                          ----------       ----------
          Total reported assets          $   824,512      $   843,471
                                          ==========       ==========


8.  PENSION CURTAILMENT

During the first quarter of 2003, the Company notified its employees who are not members of bargaining units that the accrual of benefits in the non-contributory, defined benefit pension plan, sponsored by MRTC, in which the employees participated was frozen effective February 28, 2003. As a result of this action, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million was recognized as a reduction of pension expenses in the first quarter and $0.1 million as a reduction of capital expenditures. The impact of the gain will be allocated between the Company and its subsidiaries, who also participate in the plan. Although the pension plan is frozen, the Company has a continued obligation to fund the plan and will continue to recognize an annual net periodic pension expense while the plan is still in existence.

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

For more information, see the "Risk Factors" section beginning on page 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-36804) filed with the Securities and Exchange Commission.

Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events.

This Form 10-Q contains certain discussions regarding EBITDA that is computed as operating income (loss) before depreciation and amortization. This measure is a non-GAAP financial measure, defined as a numerical measure of a Registrant's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, the balance sheet or the statement of cash flows of the Registrant. Pursuant to the requirements of Regulation G, we have provided a reconciliation of EBITDA to its most directly comparable GAAP financial measure, which we consider to be operating income, for the quarters ended as follows:

                                    March 31,         March 31,
                                       2003              2002
                                    ---------         ---------
      Operating income              $  12,456         $   8,874
      Depreciation and amortization    12,354            12,309
                                     --------          --------
      EBITDA                        $  24,810         $  21,183
                                     ========          ========

Although EBITDA is a non-GAAP financial measure, we consider this measure to be a key operating metric of our business. We use this measure in our planning and budgeting processes, to monitor and evaluate our financial and operating results and to measure the performance of our separate divisions. In computing this measure, we exclude depreciation and amortization from operating income as these expenses do not require cash from operations to settle.

We also believe that EBITDA is useful to investors because it provides an analysis of financial and operating results using the same measures that we use in evaluating our company. We expect that EBITDA provides investors with the means to evaluate our financial and operating results against other companies within the telecommunications industry. In addition, we believe that EBITDA is meaningful to investors in evaluating our ability to meet our future debt service requirements and fund our capital expenditures and working capital requirements. Our calculation of EBITDA may not be consistent with the calculation of EBITDA by other companies in the telecommunications industry. EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income (loss) as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity or any other measures of performance derived in accordance with GAAP. In addition, EBITDA does not take into account changes in certain assets and liabilities, interest expense or income taxes that can affect our financial results and cash flows.

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Critical Accounting Policies

Revenue Recognition

Revenues are recognized when the corresponding services are provided regardless of the period in which they are billed. Recurring local service revenues are billed in advance, and recognition is deferred until the service has been provided. Nonrecurring revenues, such as long distance toll charges and other usage-based billings, are billed in arrears and are recognized when earned.

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

Overview

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At March 31, 2003, we had approximately 222,870 voice, DSL and high speed data connections in service.

We are organized into two operating divisions, the LTD and the ICD. The LTD is responsible for the integration, operation and development of our established markets that consist of four ILECs acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD operates as a CLEC using an edge-out strategy whereby its markets are in territories that are in close proximity to our rural ILECs. The ICD currently provides services to medium and large customers in three edge-out markets: the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and the New Orleans, Louisiana region. The management and operating responsibility for the ICD's operating regions is provided by the managers of the respective ILECs. We are currently certified in ten states as a CLEC (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee and Illinois) and in 11 states as a long distance provider (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Texas, Tennessee, Kentucky and Illinois).

In addition to its CLEC operations, the ICD has a transport business that provides transport and IP transit services to other carriers and large businesses along its approximately 2,300 route miles of fiber optic network. The majority of this network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. The Company has designated Atlanta and Dallas as its Internet egress points. The ICD's transport business is currently providing services in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas. Because we have found the fiber transport business to be extremely competitive, we are not actively expanding this line of business at this time. Consequently, the main value being derived from this fiber optic network is in support of our dial-up, DSL and high speed access services provided in both the LTD and the ICD, which use our network to connect to the Internet.

Our current business plan is focused on improving cash flows for the enterprise. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of ILECs in rural markets. In acquiring our four ILECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. The LTD is continuing to develop these established markets with successful marketing of vertical services and DSL products and is controlling expenses through the use of business process management tools and other methods. In the ICD, our strategy is focused on developing a profitable customer base and maintaining sustainable positive cash flow from this division. The ICD has established more rigorous criteria for evaluating new customers and the desirability of renewing existing contracts. The ICD renewed approximately 84% of expiring contracts during the first quarter of 2003.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

To date, our revenues have been derived principally from the sale of voice and data communications services to business and residential customers in our established ILEC markets. For the quarter ended March 31, 2003, approximately 92.0% of our operating revenues came from the LTD and 8.0% from the ICD. For the year ended December 31, 2002, approximately 91.7% of our operating revenues came from the LTD and 8.3% from the ICD. We intend to focus on continuing to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access and enhanced data and other services. The sale of communications services to customers in our ILEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate significant growth in revenues for the ICD as we continue to focus on a business plan that provides sustainable positive cash flows in that division. Our transport business, which provides services to other carriers and major accounts, will grow revenues only if certain profit margins are obtained without making significant additional capital investments and will primarily continue to support our retail Internet service business.

We are currently experiencing a decline in the number of voice access lines in service in the LTD, primarily in the Illinois and Georgia ILECs. For the quarter ended March 31, 2003, the LTD finished with approximately 188,300 voice access lines in service, which is a decrease of 7,390 voice access lines from approximately 195,690 voice access lines in service at March 31, 2002. We have seen the predominant share of voice access line losses in our Illinois and Georgia operations which accounted for approximately 85% of the decrease. A persistent weakness in the local economies that Gallatin River Communications in Illinois serves has led to the decline in voice access lines in those markets. At Coastal Utilities in Georgia, the loss in voice access lines is attributable to the impact of the 3rd Infantry Division's full troop deployment from Fort Stewart, Georgia. Although the number of access lines directly related to Fort Stewart is not material, the effect on the local community from the deployment has affected our operations. The full extent of the impact is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. However, we estimate that had the troops been deployed for all of 2002, our EBITDA would have been lower by approximately $2.0 million, our net loss would have been greater by approximately $1.2 million and our capital expenditures would have been reduced by approximately $0.5 million.

The number of DSL subscribers we serve in the LTD continues to grow and has reflected some increases in the sequential rate during the past two quarters. We believe we have been successful in addressing competition from new high speed Internet access product introductions, particularly by cable operators, in our markets that occurred during 2002 and slowed the sequential growth of our DSL product. We believe that our execution of our strategy and our ability to deliver a quality DSL product in a timely manner has made us the provider of choice in our markets. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for the LTD. As of March 31, 2003, we had approximately 17,940 DSL connections in service, an increase of approximately 4,460 connections from 13,480 DSL connections at March 31, 2002. Our penetration rate for installed DSL connections reached 9.5% of our LTD voice access lines at March 31, 2003.

We have also been successful in growing our revenues in the LTD from providing long distance, dial-up Internet and vertical services to our customers. At March 31, 2003, we had approximately 93,230 long distance accounts and 26,920 dial-up Internet subscribers. In addition, our penetration rates for vertical services such as voicemail, caller identification, call waiting and call forwarding continued to increase during 2002.

In the near term, we anticipate that revenues from the ICD will remain fairly comparable to current levels. At March 31, 2003, the ICD had approximately 15,910 voice access lines and 720 high speed data connections in service. At December 31, 2002, the ICD served approximately 16,340 voice access lines and 710 high speed data connections. We are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration. For the first quarter of 2003, the ICD was successful in renewing approximately 84% of its expiring contracts with monthly recurring rates that have increased approximately 36%. In 2002, the ICD was successful in renewing 86% of expiring contracts with a 32% increase in monthly recurring revenues.

We will continue to offer bundled services and to competitively price our services in each of our markets. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts.

Recent bankruptcies by interexchange carriers, including MCI WorldCom and Global Crossing, have impacted our financial results including our revenues, EBITDA and cash flows. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on local exchange carriers, we may be unable to appropriately protect ourselves against the financial impact on revenues or results of operations and cash flows associated with any future bankruptcies of interexchange carriers or other telecommunication providers.

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

In the third quarter of 2002, we completed the transformation of the ICD as a true edge-out CLEC by placing the responsibility for managing and operating the ICD's markets with the managers of our respective ILECs which allowed for additional reductions in operating expenses. As a result of these changes in the ICD's business, we saw a significant decrease in the ICD's expenses in 2002. Based on our current business model, we expect that the ICD's operating expenses should remain relatively consistent with current levels achieved in the fourth quarter of 2002 and, barring any unforeseen events, that any further decreases, if any, should be minimal.

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

We market our business services through agency relationships and direct sales people. We market our consumer services primarily through our customer sales and service representatives. We offer competitive compensation packages including sales commissions and incentives.

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

Depreciation and amortization expenses

We recognize depreciation expense for our telephone plant and equipment that is in service and is used in our operations, excluding land which is not depreciated. Depreciation is calculated using composite straight-line rates. As we are a regulated entity, such rates are approved by the public utility commissions in the states where we have regulated telephone plant in service. Amortization expense is recognized primarily for our intangible assets considered to have finite lives on a straight-line basis.


Results of Operations

Quarter Ended March 31, 2003 compared to Quarter Ended March 31, 2002

Total revenues for the quarter ended March 31, 2003 were $45.1 million, a decrease of $0.8 million, or 1.7%, from total revenues of $45.9 million for the quarter ended March 31, 2002. The decrease is attributable to a $0.4 million decrease in revenues in the LTD and in the ICD. For the first quarter of 2003, the LTD reported revenues of $41.5 million, a decrease of $0.4 million, or 1.0%, from revenues in the first quarter of 2002 of $41.9 million. The decrease in revenues consists primarily of a $1.3 million decrease in local service revenues offset by a $0.9 million increase in Internet and enhanced data revenues. Local service revenues reflect the impact of the decrease in voice access lines and lower network access revenues in the first quarter of 2003 compared to the same quarter in the prior year. Voice access lines at March 31, 2003 were lower by approximately 7,390 lines, or 3.8%, from voice access lines at March 31, 2002. The increase in Internet and enhanced data revenues are primarily the result of an increase in DSL connections. DSL connections at March 31, 2003 increased approximately 4,460 connections, or 33.1%, from DSL connections at March 31, 2002. The ICD's revenues in the first quarter of 2003 were $3.6 million, a decrease of $0.4 million, or 9.1%, from revenues of $4.0 million in the first quarter of 2002. The decrease is attributed primarily to a decrease in the number of voice access lines in service during the first quarter of 2003 compared to the same period in 2002. The ICD finished the first quarter of 2003 with approximately 15,910, or 3.0% fewer voice access lines in service than it had at the end of the first quarter of 2002. In addition, the ICD anticipates losing a customer in North Carolina with approximately 800 lines and approximately $24,000 in monthly recurring revenues in the second quarter of 2003 due to a merger.

Revenues from voice services, which are comprised of local, network access and long distance services, as a percentage of total revenues, were approximately 82.2% and 83.7% for the quarters ended March 31, 2003 and 2002, respectively. The LTD and the ICD provided approximately 92.0% and 8.0% of total revenues, respectively.

Total operating expenses decreased $4.4 million from $37.1 million, or 80.7% of total revenues in the first quarter of 2002, to $32.7 million, or 72.4% of total revenues in the first quarter of 2003. The decrease is primarily attributable to expense reductions in both the LTD and the ICD.
Approximately $2.7 million of the decrease is the result of a one-time, non-cash gain from a pension curtailment in the first quarter of 2003. Accrual of benefits by qualified plan participants in our non-contributory, defined benefit pension plan was frozen in the first quarter of 2003. As a result, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The pension curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million resulted in a reduction in pension expenses and $0.1 million went to reduce capital additions. The gain was recognized in the first quarter of 2003 and allocated between the subsidiaries who participate in the plan. Although further accrual of benefits by plan participants is frozen, we have a continuing obligation to fund the plan and continue to recognize net periodic pension expense. Approximately $2.1 million of the net gain was recognized as a reduction of pension expenses in the LTD and $0.6 million as a reduction of pension expenses in the ICD. If we exclude the impact of the pension curtailment gain, operating expenses in the first quarter of 2003 would have decreased $1.7 million, or 4.4%, compared to the first quarter of 2002.

In the ICD, operating expenses in the first quarter of 2003 were $6.2 million, which is $2.0 million, or 24.1%, lower than operating expenses of $8.2 million in the first quarter of 2002. Approximately $0.6 million of the decrease is attributed to the impact of the pension curtailment gain discussed above. The remainder of the decrease in operating expenses reflects the ICD's strategy to achieve positive cash flow with a slower targeted growth rate and significant cost reductions as well as the realignment of its operations under the responsibility of the LTD. The LTD's operating expenses in the first quarter of 2003 were $26.5 million, which is $2.4 million, or 8.3%, lower than operating expenses of $28.9 million in the first quarter of 2002. Approximately $2.1 million of the decrease is the result of the impact of the pension curtailment gain. The remaining decrease is the result of benefits gained from business process management enhancements and tighter controls on operating expenses partially offset by a $1.8 million increase in non-cash, long-term incentive plan expenses.

Cost of services, as a percentage of total revenues, decreased from 31.4% in the first quarter of 2002 to 24.5% in the first quarter of 2003, or 26.5% when we exclude the impact of the pension curtailment. Selling, general and administrative expenses, as a percentage of total revenues, decreased from 22.5% in the first quarter of 2002 to 20.6% in the first quarter of 2003, and increased to 24.6% when we remove the effect of the pension curtailment. Depreciation and amortization expense, as a percentage of total revenues, increased from 26.8% in the first quarter of 2002 to 27.4% in the first quarter of 2003.

Net operating income increased $3.6 million, or 40.4%, from $8.8 million in the first quarter of 2002, or 19.3% of total revenues to $12.4 million in the first quarter of 2003, or 27.6% of total revenues. The ICD's net operating loss decreased $1.6 million, from a net operating loss of $4.2 million in the first quarter of 2002 to a net operating loss of $2.6 million in the first quarter of 2003. The LTD's net operating income in the first quarter of 2002 was $13.0 million compared to $15.0 million in the first quarter of 2003, an increase of $2.0 million, or 15.2%. Lower operating expenses accounted for the improvement in each division.

Interest expense decreased $0.4 million from $16.1 million, or 35.0% of total revenues in the first quarter of 2002, to $15.7 million, or 34.7% of total revenues in the first quarter of 2003. The decrease is attributed to a lower weighted average balance of long-term debt outstanding in the first quarter of 2003 compared to the first quarter of 2002. In the near term, we anticipate our interest expense to decrease further due to expiration of the fixed rates in April 2003 on two of our term loans with the Rural Telephone Finance Cooperative. The first note, with a balance of $6.0 million at March 31, 2003 and bearing a fixed interest rate prior to expiration of 8.15% converted to the RTFC's base rate plus 50 basis points, or approximately 5.75% currently. The second note, with a balance of $69.0 million at March 31, 2003 and bearing a fixed rate of 8.4% before the rate expiration converted to the RTFC's base rate plus 75 basis points, or approximately 6.0% currently. We estimate the cash interest savings to be approximately $1.1 million in 2003 if the RTFC rates remain at their current levels.

Other income was $0.5 million in the first quarter of 2003 compared to $0.6 million in the first quarter of 2002, a decrease of $0.1 million.

Net loss decreased $6.0 million from $8.4 million, or 18.3% of total revenues, in the first quarter of 2002, to $2.4 million, or 5.2% of total revenues, in the first quarter of 2003, as a result of the factors discussed above. EBITDA increased $3.6 million from $21.2 million, or 46.1% of total revenues, in the first quarter of 2002, to $24.8 million, or 55.0% of total revenues, in the first quarter of 2003. The improvement in net loss and EBITDA is attributed to lower expenses in both the LTD and the ICD which include the gain from the pension curtailment.


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

Operating Activities. For the quarter ended March 31, 2003, we generated cash from operating activities of $3.5 million and for the quarter ended March 31, 2002, we used cash in operating activities of $1.3 million. The change is attributable primarily to a lower net loss of $6.0 million in the first quarter of 2003 compared to the first quarter of 2002. This was offset partially by an increase of $1.5 million to $8.5 million in net cash used in operating activities for changes in operating assets and liabilities in the first quarter of 2003 from $7.0 million in the first quarter of 2002 .

Investing Activities. For the quarter ended March 31, 2003, net cash provided by investing activities was $0.9 million and consisted primarily of $2.0 million in cash received from the redemption of subordinated capital certificates by the RTFC and was partially offset by the purchase of telephone plant and equipment in the amount of $1.5 million. For the quarter ended March 31, 2002, net cash used for investing activities was $2.7 million and was used primarily for the purchase of telephone plant and equipment in the amount of $3.3 million.

Financing Activities. For the quarter ended March 31, 2003, net cash used in financing activities was $6.7 million and consisted of payments on long-term debt. For the quarter ended March 31, 2002, net cash used in financing activities was $3.0 million and consisted primarily of payments on long-term debt of $5.0 million and redemption of our equity interests from our parent, MRTC, of $2.0 million. This was offset by the proceeds from long-term debt of $4.0 million.

At March 31, 2003, we had negative working capital of $23.5 million compared to negative working capital of $24.8 million at December 31, 2002. The following table contains a summary of our material contractual cash obligations as of March 31, 2003:

                                                        Payments Due by Period
                                Total          Year 1         Years 2-3       Years 4-5      Thereafter
                             --------------------------------------------------------------------------
  Long-term debt             $  654,889      $   28,130      $   82,834      $   71,653      $  472,272
  Operating leases               10,634           2,174           3,961           2,624           1,875
  Redemption of minority
    interest                      5,000           1,000           2,000           2,000            -
                              ---------       ---------       ---------       ---------       ---------
  Material contractual
    cash obligations         $  670,523      $   31,304      $   88,795      $   76,277      $  474,147
                              =========       =========       =========       =========       =========

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

RTFC Debt Facilities
--------------------
As of March 31, 2003, we had approximately $433.4 million in term loans outstanding with the RTFC. Of this amount, $415.4 million bear fixed interest rates that range between 6.5% and 8.5%, with a weighted average rate approximating 7.94%. The fixed interest rates expire at various times, beginning in April 2003 up through April 2005, depending on the terms of the note, at which time the note will convert to a variable rate. Upon expiration of these fixed interest rates, we have the ability to allow the rates to remain variable or to fix the interest rates at the RTFC's then-prevailing base interest rate for long-tem debt with similar maturities. The remaining $18.0 million in term loans have variable interest rates that range from 5.6% to 6.0% at March 31, 2003, or a weighted average interest rate of 5.9%. As discussed previously, the fixed interest rates expired on two of our notes in April 2003. The first note, with a balance of $6.0 million at March 31, 2003 and bearing a fixed interest rate of 8.15% prior to expiration converted to the RTFC's base rate plus 50 basis points, or approximately 5.75% currently. The second note, with a balance of $69.0 million at March 31, 2003 and carrying a fixed rate of 8.4% before the rate expiration converted to the RTFC's base rate plus 75 basis points, or approximately 6.0% currently. If we elect to keep the rates on these notes variable in the near term, we estimate the cash interest savings to be approximately $1.1 million in 2003 if the RTFC rates remain at their current levels.

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

At March 31, 2003, we owned $44.0 million in SCCs. The SCCs are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. In March 2003 and 2002, the RTFC redeemed approximately $2.0 million and $1.5 million, respectively, of our SCCs.

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

In addition to the term loans, we also have a secured line of credit and an unsecured line of credit with the RTFC. The secured line of credit is a $31.0 million facility and has no annual paydown provisions. The secured line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 6.25% at March 31, 2003. We had advanced $21.0 million against this line of credit at March 31, 2003, and the remaining $10.0 million is fully available to be drawn. The unsecured line of credit is a $10.0 million facility at Coastal Utilities, Inc. that is available for general corporate purposes and expires in March 2005. Under the terms of the unsecured revolving line of credit agreement, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. The unsecured line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points.

The borrower for our loan and secured revolving line of credit agreements with the RTFC is our subsidiary, MRLTDF. The loan facilities are secured by a first mortgage lien on substantially all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the debt facilities. The borrower for the unsecured line of credit is Coastal Utilities, Inc.

The terms of the RTFC loan agreement require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is also, among other things, restricted from declaring or paying dividends to its parent, MRH, limited in its ability to make intercompany loans or enter into other affiliated transactions and restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, any amounts available under the line of credit facilities discussed above may only be available to MRLTDF and its subsidiaries and not to us or our other subsidiaries to fund obligations. MRLTDF is required to test its compliance with certain financial ratios on an annual basis. At March 31, 2003, MRLTDF was in compliance with the terms of its loan agreement with the RTFC.

Senior Notes
------------
We currently have $200.0 million in publicly traded 13 1/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the Securities and Exchange Commission and are subject to the terms and conditions of an indenture. At March 31, 2003, the senior notes had a carrying value of $197.8 million, which is net of a $2.2 million unamortized discount.

Under the terms of the indenture, we must comply with certain financial and administrative covenants. Among other things, we are restricted in our ability to incur additional indebtedness, pay dividends, redeem or repurchase equity interests, make various investments or other restricted payments, create certain liens or use assets as security in other transactions, sell certain assets or utilize certain asset sale proceeds, merge or consolidate with or into other companies or enter into transactions with affiliates. At March 31, 2003, we were in compliance with the terms of our senior notes indenture.

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

We currently estimate that cash required to fund capital expenditures in 2003 will be less than $14.0 million. For the first quarter ended March 31, 2003, our capital expenditures were approximately $1.5 million. Our use of cash for capital expenditures in the first quarter of 2003 and in 2002 was significantly less than we have incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital expenditures during the previous two years to build-out and enhance our network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2003 will be directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for the LTD than experienced in previous years. In addition, our business plan for the ICD has significantly reduced its rate of growth. Therefore, there is minimal demand to expand our network facilities. During 2003, the demand for expansion of our network facilities will be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested.

As part of the consideration paid in the CCI acquisition in March 2000, we issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements Nos. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 was effective for all fiscal years beginning after May 15, 2002. We adopted SFAS 145 effective January 1, 2003 and adoption did not have a material impact on our financial position, results of operations or cash flows.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees and certain other disclosures. We adopted FIN 45 beginning in 2003 and it did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It is effective for the first fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the impact of FIN 46 on our investment in unconsolidated subsidiaries.


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

Our long term secured debt facilities with the RTFC amortize over a 15-year period. As of March 31, 2003, we had fixed rate secured debt with the RTFC of $415.4 million at a blended rate of 7.94%. The fixed rates on the facilities expire from April 2003 to April 2005 at which time they will convert to variable rates. In addition, we have two miscellaneous notes that total $2.7 million at March 31, 2003 with each bearing fixed rate interest at 8.0%. Our senior notes have a stated fixed rate of 13.25%. In addition to our fixed rate facilities, we have $18.0 million in term loans and $21.0 million under a secured line of credit with the RTFC that bear variable interest rates approximating a blended average rate of 6.0%. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $400,000 per year on interest expense. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.


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

Part II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits




    Exhibit
    Number                            Description
    -------        ----------------------------------------------------------
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

      3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)

      99.1         Section 1350 Certification of Chief Executive Officer

      99.2         Section 1350 Certification of Chief Financial Officer



  (b)  Reports on Form 8-K

       On January 3, 2003, we filed a Current Report on Form 8-K dated January 3, 2003 containing a press release announcing our expectations of the impact the full troop deployment from Fort Stewart will have on the operations of Coastal Utilities, Inc., our rural local exchange carrier located in Hinesville, Georgia.

       On January 28, 2003, we filed a Current Report on Form 8-K containing a presentation made on January 8, 2003 by J. Stephen Vanderwoude, Chief Executive Officer of Madison River Capital, LLC, and Paul H. Sunu, Chief Financial Officer of Madison River Capital, LLC, at the JPMorgan Annual High Yield Conference 2003 in New Orleans, Louisiana.

       On March 11, 2003, we filed a Current Report on Form 8-K dated March 6, 2003 containing a press release announcing our financial and operating results for the fourth quarter and year ended December 31, 2002.

       On March 20, 2003, we filed a Current Report on Form 8-K containing a presentation made on March 20, 2003 by Paul H. Sunu, Chief Financial Officer of Madison River Capital, LLC, at the Lehman Brothers High Yield Conference in Orlando, Florida.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MADISON RIVER CAPITAL, LLC

Date:  May 15, 2003                   /s/  PAUL H. SUNU
                                      ---------------------------------------
                                      Name:  Paul H. Sunu
                                      Title:  Managing Director, Chief
                                              Financial Officer and Secretary

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



Date:  May 15, 2003                    By:  /s/ J. STEPHEN VANDERWOUDE
       ------------                         -------------------------------
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



Date:  May 15, 2003                    By:  /s/  PAUL H. SUNU
                                            --------------------------------
                                                 Paul H. Sunu
                                                 Chief Financial Officer

                                EXHIBIT INDEX

    Exhibit
    Number                            Description
    -------     -------------------------------------------------------------
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