Form 10-Q
period 2003-06-30
MADISON RIVER CAPITAL LLC
filed 2003-08-14
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003
                                      -------------

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

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.      Financial Statements
              Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited) and
                December 31, 2002............................................................1
              Condensed Consolidated Statements of Operations and Comprehensive
                Loss (Unaudited) - Three and Six Months Ended June 30, 2003 and 2002.........2
              Consolidated Statements of Member's Interest - Six Months Ended
                June 30, 2003 (Unaudited)....................................................3
              Condensed Consolidated Statements of Cash Flows (Unaudited) - Six
                Months Ended June 30, 2003 and 2002..........................................4
              Notes to Condensed Consolidated Financial Statements (Unaudited)...............5
Item  2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................12
Item  3.      Quantitative and Qualitative Disclosures About Market Risks...................25
Item  4.      Controls and Procedures.......................................................26


Part II - Other Information
Item  1.      Legal Proceedings.............................................................27
Item  6.      Exhibits and Reports on Form 8-K..............................................27
Signature...................................................................................27


                                    Part I

ITEM 1 - FINANCIAL STATEMENTS


                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  June 30, 2003     December 31, 2002
                                                                  -------------      -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   22,906           $   19,954
  Accounts receivable, less allowance for uncollectible accounts
    of $1,840 and $2,792 in 2003 and 2002, respectively                  11,223               12,347
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $875 and $1,693
    in 2003 and 2002, respectively                                        7,589                7,796
  Rural Telephone Finance Cooperative stock to be redeemed                1,354                2,039
  Other current assets                                                    5,607                5,550
                                                                       --------             --------
    Total current assets                                                 48,679               47,686
                                                                       --------             --------

Telephone plant and equipment                                           473,793              471,929
Less accumulated depreciation and amortization                         (135,057)            (112,564)
                                                                       --------             --------
    Telephone plant and equipment, net                                  338,736              359,365
                                                                       --------             --------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     42,659               44,013
  Goodwill, net of accumulated amortization of $41,259
    in 2003 and 2002                                                    366,332              366,332
  Other assets                                                           24,756               26,075
                                                                       --------             --------
    Total other assets                                                  433,747              436,420
                                                                       --------             --------

    Total assets                                                     $  821,162           $  843,471
                                                                       ========             ========

Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                              $   38,314           $   37,361
  Other current liabilities                                               5,083                7,543
  Current portion of long-term debt                                      28,656               27,613
                                                                       --------             --------
    Total current liabilities                                            72,053               72,517
                                                                       --------             --------

Noncurrent liabilities:
  Long-term debt                                                        619,461              633,955
  Other liabilities                                                      74,129               74,509
                                                                       --------             --------
    Total noncurrent liabilities                                        693,590              708,464
                                                                       --------             --------

    Total liabilities                                                   765,643              780,981

Redeemable minority interest                                              4,000                5,000

Member's capital:
  Member's interest                                                     251,284              251,284
  Accumulated deficit                                                  (199,765)            (193,639)
  Accumulated other comprehensive loss                                     -                    (155)
                                                                       --------             --------
    Total member's capital                                               51,519               57,490
                                                                       --------             --------
    Total liabilities and member's capital                           $  821,162           $  843,471
                                                                       ========             ========


          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)
                                  (Unaudited)

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               ---------------------------  -------------------------
                                                     2003        2002            2003        2002
                                                     ----        ----            ----        ----
Operating revenues:
  Local service                                   $  32,879   $  34,152       $  65,865   $  68,798
  Long distance service                               4,521       4,322           8,661       8,125
  Internet and enhanced data service                  4,391       3,920           8,731       7,327
  Transport service                                     669         888           1,335       1,724
  Miscellaneous telecommunications service
    and equipment                                     3,570       1,548           6,578       4,781
                                                   --------    --------        --------    --------
      Total operating revenues                       46,030      44,830          91,170      90,755
                                                   --------    --------        --------    --------

Operating expenses:
  Cost of services                                   12,297      14,605          23,333      29,020
  Depreciation and amortization                      13,136      12,139          25,490      24,448
  Selling, general and administrative expenses        9,831      11,697          19,125      22,024
                                                   --------    --------        --------    --------
      Total operating expenses                       35,264      38,441          67,948      75,492
                                                   --------    --------        --------    --------

Net operating income                                 10,766       6,389          23,222      15,263

Interest expense                                    (15,066)    (16,087)        (30,735)    (32,163)
Other income (expense), net                             618         (22)          1,118         535
                                                   --------    --------        --------    --------
Loss before income taxes and minority
  interest expense                                   (3,682)     (9,720)         (6,395)    (16,365)

Income tax expense (benefit)                             77        (388)           (269)      1,082
                                                   --------    --------        --------    --------
Loss before minority interest expense                (3,759)     (9,332)         (6,126)    (17,447)

Minority interest expense                              -           -               -           (275)
                                                   --------    --------        --------    --------
Net loss                                             (3,759)     (9,332)         (6,126)    (17,722)

Other comprehensive income (loss):
  Unrealized losses on marketable
    equity securities                                  -         (2,108)           (198)     (2,802)
  Reclassification adjustment for losses
    included in net loss                                140        -                353        -
                                                   --------    --------        --------    --------
      Other comprehensive income (loss)                 140      (2,108)            155      (2,802)
                                                   --------    --------        --------    --------
Comprehensive loss                                $  (3,619)  $ (11,440)      $  (5,971)  $ (20,524)
                                                   ========    ========        ========    ========


          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit     Income (Loss)     Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2002                      $  251,284     $  (193,639)    $   (155)     $  57,490
  Net loss                                              -             (6,126)          -          (6,126)
  Other comprehensive loss:
    Unrealized losses on marketable
      equity securities                                 -               -            (198)          (198)
    Reclassification adjustment for realized
      losses included in net loss                       -               -             353            353
                                                   ---------      ----------        ------      --------
Balance at June 30, 2003 (unaudited)              $  251,284     $  (199,765)    $     -       $  51,519
                                                   =========      ==========        ======      ========






          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                         Six Months Ended June 30,
                                                                        ----------------------------
                                                                           2003              2002
                                                                        ----------        ----------
Operating activities
Net cash provided by operating activities                               $  18,022         $  14,667
                                                                         --------          --------

Investing activities
Purchases of telephone plant and equipment                                 (4,029)           (6,939)
Redemption of Rural Telephone Finance Cooperative stock                     2,039             1,524
Change in other assets                                                      1,470             2,154
                                                                         --------          --------
Net cash used for investing activities                                       (520)           (3,261)
                                                                         --------          --------

Financing activities
Redemption of member's interest                                              -               (2,000)
Redemption of minority interest                                            (1,000)           (1,000)
Proceeds from long-term debt                                                 -                4,000
Payments on long-term debt                                                (13,550)          (10,024)
Change in other long-term liabilities                                        -                 (909)
                                                                         --------          --------
Net cash used for financing activities                                    (14,550)           (9,933)
                                                                         --------          --------

Net increase in cash and cash equivalents                                   2,952             1,473

Cash and cash equivalents at beginning of year                             19,954            21,606
                                                                         --------          --------
Cash and cash equivalents at end of six month period                    $  22,906         $  23,079
                                                                         ========          ========



          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
             Notes To Condensed Consolidated Financial Statements
                                 (Unaudited)

1. GENERAL

Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC ("MRTC"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company is an established rural local exchange company providing integrated telecommunications services to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Its integrated service offerings include local and long distance voice, high speed data, internet access and fiber transport. These consolidated financial statements include the financial position and results of operations of the following subsidiaries of the Company: Madison River Holdings Corp. ("MRH"), Madison River LTD Funding Corp. ("MRLTDF"), Mebtel, Inc., Gallatin River Holdings, LLC and its subsidiary ("GRH"), Gulf Coast Services, Inc. and its subsidiaries, Coastal Communications, Inc. ("CCI") and its subsidiaries, Madison River Management Company ("MRM"), Mebtel Long Distance Solutions, Inc. ("MLDS"), Madison River Long Distance Solutions, Inc. ("MRLDS"), Madison River Communications, LLC ("MRC") and its subsidiary, Gulf Communications, LLC.

The primary purpose for which the Company was organized was the acquisition, integration and operation of rural local exchange telephone companies. Since January 1998, the Company has acquired four rural incumbent local exchange carriers ("ILECs") located in North Carolina, Illinois, Alabama and Georgia. These rural ILEC operations, which along with MLDS and MRLDS comprise the Local Telecommunications Division (the "LTD"), served approximately 206,982 voice access and digital subscriber line ("DSL") connections as of June 30, 2003. The operations of the ILECs are subject to federal, state and local regulation.

The Company also operates as an edge-out competitive local exchange carrier ("CLEC") in markets in North Carolina, Illinois and Louisiana, as well as provides fiber transport services to large businesses and other carriers, primarily in the southeastern United States. The CLEC and fiber transport operations form the Integrated Communications Division (the "ICD") and served approximately 16,678 voice access and high speed data connections at June 30, 2003.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2002. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003. The amounts presented in the condensed consolidated balance sheet as of December 31, 2002 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the second quarter and six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts in the June 30, 2002 condensed consolidated financial statements have been reclassified to conform to the June 30, 2003 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

3. TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment consisted of the following at:

                                            June 30,       December 31,
                                             2003              2002
                                           ---------       ------------
                                                (in thousands)
  Land, buildings and general equipment     $   58,423      $   58,144
  Central office equipment                     156,020         155,350
  Poles, wires, cables and conduit             228,285         225,932
  Leasehold improvements                         2,533           2,533
  Software                                      17,162          16,893
  Construction-in-process                       11,370          13,077
                                             ---------       ---------
    Total telephone plant and equipment     $  473,793      $  471,929
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

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"), requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003 and does not expect the adoption of SFAS 146 to have a material impact on the Company's results of operations, financial position or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities ("VIEs") and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It is effective for the first fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact of FIN 46 on our investment in unconsolidated subsidiaries.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

4. RECENT ACCOUNTING PRONOUNCEMENTS, Continued

In May 2003, the FASB issued Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the provisions of SFAS 150 but does not expect adoption of SFAS 150 to have a material impact on its financial position or results of operations.

5. RESTRUCTURING CHARGE

In the fourth quarter of 2001, a subsidiary of the Company, MRC, recorded a $2.8 million restructuring charge associated with the subsidiary's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3. The amounts recorded consist primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, redundant network operations centers and future switching facilities, net of any estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities and legal related expenses. As of June 30, 2003, the following amounts were recorded related to this restructuring charge:

                             Balance at           2003         Balance at
                          December 31, 2002     payments     June 30, 2003
                          -----------------   -------------  -------------
                                             (in thousands)
  Future lease obligations       $ 788           $ 136           $ 652
  Legal related expenses            31              -               31
                                  ----            ----            ----
                                 $ 819           $ 136           $ 683
                                  ====            ====            ====

In the third quarter of 2002, in completing the development of the ICD as a true edge-out CLEC, the Company realigned each of the ICD's operating regions in North Carolina, Illinois and New Orleans under the Company's rural ILECs in those respective regions. The rural ILECs, therefore, assumed responsibility for managing and directing the ICD's operations in those regions. Correspondingly, the Company recognized a restructuring charge of $2.8 million related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. Of the restructuring charge, MRC recognized $2.7 million and MRM recognized $0.1 million. The charge was recognized in accordance with EITF 94-3. The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities that will no longer be used, net of estimated sublease income, the expenses associated with decommissioning a switch, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, expenses associated with the elimination of thirty-four employees, primarily in the ICD, and related expenses. As of June 30, 2003, the following amounts were recorded related to this restructuring charge:

                             Balance at           2003         Balance at
                          December 31, 2002     payments     June 30, 2003
                          -----------------   -------------  -------------
                                             (in thousands)
  Future lease obligations        $  1,345        $   49          $  1,296
  Telephone plant and equipment        158            -                158
  Employee separation expenses          77             4                73
                                   -------         -----           -------
                                  $  1,580        $   53          $  1,527
                                   =======         =====           =======

The remaining liability as of June 30, 2003 is recorded as $1.1 million in accrued expenses and $1.1 million in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

6. LONG-TERM DEBT AND LINES OF CREDIT

                                                                         June 30,        December 31,
                                                                           2003              2002
                                                                        ----------       ------------
                                                                               (in thousands)
First mortgage notes collateralized by substantially all LTD assets:
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at a
    fixed rate of 6.5% (rate expires September 2003).                    $  11,680         $  12,103
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the
    RTFC's base rate plus 0.5% (5.15% at June 30, 2003).                     5,924             6,138
  RTFC note payable in escalating quarterly principal installments through November 2012, interest payments due quarterly at the
    RTFC's base rate plus 0.5% (5.15% at June 30, 2003).                       951               983
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at a
    fixed rate of 6.7% (rate expires November 2004).                       102,486           105,780
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (5.40% at June 30, 2003).                    5,557             5,722
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (5.40% at June 30, 2003).                   67,384            70,684
  RTFC note payable in escalating quarterly principal installments through August 2013, interest payments due quarterly at the
    RTFC's base rate plus 0.75% (5.40% at June 30, 2003).                    3,543             3,648
  RTFC note payable in escalating quarterly principal installments through August 2014, interest payments due quarterly at a
    fixed rate of 8.4% (rate expires October 2004).                        122,063           125,561
  RTFC note payable in escalating quarterly principal installments beginning in November 2003 through August 2014 (initial quarterly installment of $129), interest due quarterly at the RTFC's base rate
    plus 0.35% (5.00% at June 30, 2003).                                     7,778             7,778
  RTFC note payable in escalating quarterly principal installments through February 2015, interest payments due quarterly at a
    fixed rate of 8.5% (rate expires April 2005).                           99,226           101,734
  RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line
    of credit base rate plus 0.5% (5.65% at June 30, 2003).                 21,000            21,000
Mortgage note payable in monthly installments of $18 with a
  balloon payment of $2,238 in April 2006, interest at a
  fixed rate of 8%, secured by land and building.                            2,314             2,326
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
  debt discount of $2,182 and $2,282, respectively.                        197,818           197,718
Other                                                                          393               393
                                                                          --------          --------
                                                                           648,117           661,568
Less current portion                                                        28,656            27,613
                                                                          --------          --------
                                                                         $ 619,461         $ 633,955
                                                                          ========          ========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)


6. LONG-TERM DEBT AND LINES OF CREDIT, Continued

The loan facilities provided by the Rural Telephone Finance Cooperative (the "RTFC") are primarily with MRLTDF, a subsidiary of the Company. In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC (the "Amendment"). Under the terms of the Amendment, the loan agreement is extended to November 2016. The Amendment also provides a reduction in scheduled principal payments through 2011 as compared to the existing agreement with the first scheduled principal payment occurring in the third quarter of 2004. The Company will continue to make quarterly interest payments to the RTFC. Annually, beginning in 2005, the Company will be required to calculate excess cash flow for the LTD, as defined in the Amendment, using the preceding year's financial results. If the calculation indicates excess cash flow, the Company will be required to make mandatory prepayments of principal to the RTFC equivalent to the amount of excess cash flow. Such mandatory prepayments will be made in the second quarter of the year in which the calculation is made.

Under the Amendment, interest rates on the outstanding term loans are at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder, which replaces the existing interest rate adders. Prior to the Amendment, interest rates on these term loans were at the prevailing RTFC fixed or variable base rate plus interest rate adders ranging from 0.35% to 0.75%. Had the Amendment been effective as of June 30, 2003, the new 1.0% interest rate adder would have resulted in a weighted average increase in existing interest rates of approximately 0.45%. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as the Total Leverage Ratio, as defined in the Amendment, decreases. The prior interest rate adders had no performance pricing associated with them. In addition, the financial ratio requirements were revised under the Amendment including requiring RTFC approvals of capital expenditure budgets and any acquisitions or disposals of local exchange assets.

Since April 2003, the fixed interest rates on two of the Company's notes expired and at June 30, 2003 these notes bore interest at their prevailing RTFC variable base interest rate plus their corresponding interest rate adders. The first note, with a balance of $5.9 million at June 30, 2003, had a fixed interest rate of 8.15% prior to expiration that converted to the RTFC's variable base rate plus 50 basis points, or 5.15% at June 30, 2003. The second note, with a balance of $67.4 million at June 30, 2003, carried a fixed rate of 8.4% before the rate expiration that converted to the RTFC's variable base rate plus 75 basis points, or 5.4% at June 30, 2003.

The terms of the RTFC loan agreement, including the Amendment, require MRLTDF to meet and adhere to various financial and administrative covenants on an annual basis. MRLTDF is, among other things, restricted in its ability to
(i) declare or pay dividends to MRH, its parent, under specified circumstances, (ii) limited in its ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. At June 30, 2003 and December 31, 2002, MRLTDF was in compliance with the terms and conditions of the loan agreement.

Prior to the Amendment, the loan facilities were secured by a first mortgage lien on substantially all of the assets and revenues of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD were pledged in support of the facilities. As part of the Amendment, the RTFC was additionally granted a first mortgage lien on the assets of MRH, MLDS and MRLDS and the equity interests in those entities were pledged in support of the loan facilities thereby providing the RTFC a security interest in all of the assets, revenues and substantially all of the equity interests of the LTD.

The $31.0 million secured revolving line of credit between the RTFC and MRLTDF expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At June 30, 2003, MRLTDF had drawn down $21.0 million under this line of credit with the remaining $10.0 million fully available to MRLTDF.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

6. LONG-TERM DEBT AND LINES OF CREDIT, Continued

The Company also has a $10.0 million unsecured line of credit that is fully available to Coastal Utilities, Inc., a subsidiary of CCI, and expires in March 2005. Under the terms of the Amendment, MRLTDF agreed to secure this line of credit with the assets of Coastal Utilities, Inc. within six months of signing the Amendment. This unsecured line of credit currently contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum.

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies and (viii) enter into transactions with affiliates. At June 30, 2003, the Company was in compliance with the terms of the senior notes indenture.

7. SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Although both segments provide telecommunication services, financial and operating results of the segments are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income (loss) for each segment for the three and six month periods ended June 30, 2003 and 2002:

                                       Three Month Period Ended           Six Month Period Ended
                                       ------------------------           ----------------------
                                         June 30,     June 30,             June 30,     June 30,
                                           2003         2002                 2003         2002
                                           ----         ----                 ----         ----
                                                             (in thousands)
    Total revenues:
      LTD                                $ 43,388     $ 41,929             $ 85,591     $ 84,731
      ICD                                   3,718        3,784                7,334        7,747
                                          -------      -------              -------      -------
                                           47,106       45,713               92,925       92,478
    Less intersegment revenues             (1,076)        (883)              (1,755)      (1,723)
                                          -------      -------              -------      -------
      Total reported revenues            $ 46,030     $ 44,830             $ 91,170     $ 90,755
                                          =======      =======              =======      =======

    Net operating income (loss):
      LTD                                $ 13,946     $ 11,048             $ 28,977     $ 24,091
      ICD                                  (3,180)      (4,659)              (5,755)      (8,828)
                                          -------      -------              -------      -------
      Total reported net operating
        income                           $ 10,766     $  6,389             $ 23,222     $ 15,263
                                          =======      =======              =======      =======

At June 30, 2003 and December 31, 2002, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                         June 30,         December 31,
                                           2003               2002
                                         ---------        ------------
                                               (in thousands)
        Total assets:
          LTD                            $   855,943      $   869,730
          ICD                                451,986          468,172
                                          ----------       ----------
                                           1,307,929        1,337,902
          Less intersegment assets          (486,767)        (494,431)
                                          ----------       ----------
          Total reported assets          $   821,162      $   843,471
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

Overview

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At June 30, 2003, we had approximately 223,660 voice, DSL and high speed data connections in service.

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

Our current business plan is focused on improving cash flows for the enterprise. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of ILECs in rural markets. In acquiring our four ILECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. The LTD is continuing to develop these established markets with successful marketing of vertical services and DSL products and is controlling expenses through the use of business process management tools and other methods. In the ICD, our strategy is focused on developing a profitable customer base and maintaining sustainable positive cash flow from this division. The ICD has established more rigorous criteria for evaluating new customers and the desirability of renewing existing contracts. The ICD renewed approximately 81% of expiring contracts during the first six months of 2003.

Revenues
--------
To date, our revenues have been derived principally from the sale of voice and data communications services to business and residential customers in our established ILEC markets. For the six months ended June 30, 2003, approximately 92.2% of our operating revenues came from the LTD and 7.8% from the ICD. For the year ended December 31, 2002, approximately 91.7% of our operating revenues came from the LTD and 8.3% from the ICD. We intend to focus on continuing to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access and enhanced data and other services. The sale of communications services to customers in our ILEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate significant growth in revenues for the ICD as we continue to focus on a business plan that provides sustainable positive cash flows in that division. Our transport business, which provides services to other carriers and major accounts, will grow revenues only if certain profit margins are obtained without making significant additional capital investments and will primarily continue to support our retail Internet service business.

We are currently experiencing a decline in the number of voice access lines in service in the LTD, primarily in the Illinois and Georgia ILECs. For the six months ended June 30, 2003, the LTD finished with 187,545 voice access lines in service, which is a decrease of 7,621 voice access lines from 195,166 voice access lines in service at June 30, 2002. The predominant share of voice access line losses have occurred in our Illinois and Georgia operations which accounted for approximately 84% of the decrease. A persistent weakness in the local economies that Gallatin River Communications in Illinois serves has led to the decline in voice access lines in those markets. At Coastal Utilities in Georgia, the loss in voice access lines is attributable to the impact of the 3rd Infantry Division's full troop deployment from Fort Stewart, Georgia. Although the number of access lines directly related to Fort Stewart is not material, the effect on the local community from the deployment has affected our operations. The full extent of the impact is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment.

The number of DSL subscribers we serve in the LTD continues to increase. We believe we have been successful in addressing competition from new high speed Internet access product introductions, particularly by cable operators, in our markets that occurred during 2002 and slowed the sequential growth of our DSL product. We believe that our execution of our strategy and our ability to deliver a quality DSL product in a timely manner has made us the provider of choice in our markets. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for the LTD. As of June 30, 2003, we had 19,437 DSL connections in service, an increase of 5,074 connections from 14,363 DSL connections at June 30, 2002. Our penetration rate for installed DSL connections reached 10.4% of our LTD voice access lines at June 30, 2003 compared to 7.4% at June 30, 2002.

We have also been successful in growing our revenues in the LTD by providing long distance, dial-up Internet and vertical services to our customers. At June 30, 2003, we had 93,898 long distance accounts and 25,781 dial-up Internet subscribers. In addition, our penetration rates for voicemail and caller ID have continued to increase. We are currently in the preliminary stages of assessing the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers.

In the near term, we anticipate that revenues from the ICD will remain fairly comparable to current levels. At June 30, 2003, the ICD had approximately 15,895 voice access lines and 713 high speed data connections in service. At December 31, 2002, the ICD served approximately 16,340 voice access lines and 710 high speed data connections. We are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration. For the first six months of 2003, the ICD was successful in renewing approximately 81% of its expiring contracts with monthly recurring rates that have increased approximately 20%. In 2002, the ICD was successful in renewing 86% of expiring contracts with a 32% increase in monthly recurring revenues.

We will continue to offer bundled services and to competitively price our services in each of our markets. For example, in our North Carolina ILEC, we have recently begun offering a plan that includes unlimited local and long distance calling in the domestic United States for a single monthly fee. In addition, we intend to continue to offer combined service discounts designed to give customers incentives to buy bundled services pursuant to long-term contracts.

Recent bankruptcies by interexchange carriers, including MCI WorldCom and Global Crossing, have impacted our financial results including our revenues, operating income and cash flows. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on local exchange carriers, we may be unable to appropriately protect ourselves against the financial impact on revenues or results of operations and cash flows associated with any future bankruptcies of interexchange carriers or other telecommunication providers.

Expenses
--------
The LTD historically has reported fairly consistent operating expenses from period to period. However, as we continued to integrate our ILEC acquisitions and implement business process management tools to better manage expenses, we have seen our operating expenses in our ILEC operations decrease. In addition, in 2002, the adoption of a new accounting standard stopped the amortization of our goodwill related to our acquisitions which resulted in a significant decrease in our operating expenses. Although we will seek to maintain the expense reductions that we have achieved in the LTD and, with additional improvements, potentially gain some further cost savings, we expect these decreases in expenses will be realized at a slower sequential rate than we have recently experienced.

The ICD has been focused on aligning its organization with its market opportunities in order to develop a business plan that will allow it to achieve sustainable positive cash flow. An important part of this strategy was the decision, in the fourth quarter of 2001, to slow the rate at which the ICD was adding new voice and high speed data connections. With slower planned growth, fewer sales personnel were needed and, as a result, fewer provisioners, sales engineers, customer care and other support personnel were required. In addition, certain fixed facility and overhead costs were reduced or eliminated. The ICD also focused on grooming its network to reduce the costs of delivering services to its customers by replacing more expensive special access circuits with circuits provided for in our interconnection agreements with the incumbent local exchange carriers.

In the third quarter of 2002, we completed the transformation of the ICD as a true edge-out CLEC by placing the responsibility for managing and operating the ICD's markets with the managers of our respective ILECs. This allowed for additional reductions in operating expenses as we were able to eliminate certain redundant operations in the ICD and, as a result, ,we saw a significant decrease in the ICD's expenses in 2002. The ICD's operating expenses have remained relatively consistent with operating results achieved in the fourth quarter of 2002. In ther near term, barring any unforeseen events, we expect that further decreases in operating expenses, if any, should be minimal.

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

We have a resale agreement with Global Crossing to provide long distance transmission services. This agreement contains minimum volume commitments. Although we believe that we will meet these commitments, we may not be successful in generating adequate long distance business to absorb our minimum volume commitment and will be required to pay for long distance transmission services that we are not using. The initial agreement terminated in the second quarter of 2003, but automatically renewed for 90 day periods unless either party cancels the contract upon providing 90 days written notice. We are currently procuring services for future periods, and, at this time, the costs and related terms under which we purchase long distance telecommunications services for resale have not been determined. However, we do not expect any material, adverse changes from any changes in our new service contract.

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

Results of Operations

Six Months ended June 30, 2003 compared to Six Months ended June 30, 2002

Total revenues were $91.2 million and $90.8 million for the six month periods ended June 30, 2003 and June 30, 2002, respectively. Revenues in the LTD increased approximately $1.0 million, or 1.2%, to $84.0 million in the first six months of 2003 from $83.0 million in the first six months of 2002. In the first six months of 2003, revenues in from Internet and enhanced data services increased approximately $1.3 million, long distance revenues increased $0.4 million and miscellaneous revenues increased approximately $1.6 million compared to the same period in 2002. The increase in Internet and enhanced data revenues is attributed to an increase in the number of DSL subscribers. The LTD served 19,437 DSL connections at June 30, 2003, an increase of 5,074 connections, or 35.3%, from the 14,363 connections in service at June 30, 2002. Likewise, long distance revenues increased due to an increase in the number of long distance accounts served. At June 30, 2003, the LTD had 93,898 long distance accounts, an increase of 6,695 long distance accounts, or 7.7%, from 87,203 accounts served at June 30, 2002. Finally, the increase in miscellaneous revenues is attributed to the impact on miscellaneous revenues in the first six months of 2002 from approximately $1.5 million in bad debts charged against revenues for pre-petition amounts of two customers, MCI WorldCom and Global Crossing, which filed for bankruptcy during the second quarter of 2002. No comparable bad debt charges were recognized in the first six months of 2003. These increases in LTD revenues were offset by a decrease of $2.3 million in local service revenues. The decrease in local service revenues is primarily attributable to anticipated lower network access revenues as a result of lower Universal Support Fund receipts in the first six months of 2003 compared to the same period of 2002. In addition, local service revenues were impacted by the decrease in voice access lines. At June 30, 2003, the LTD served 187,545 voice access lines, a decrease of 7,621 voice access lines, or 3.9%, from 195,166 voice access lines served at June 30, 2002. Revenues in the ICD decreased approximately $0.6 million, or 7.5%, to $7.1 million in the first half of 2003 compared to $7.7 million in the first half of 2002. The decrease is attributed primarily to a $0.5 million decrease in local service revenues primarily from lower network access revenues. At June 30, 2003 and 2002, the ICD had approximately 16,680 and 16,575 voice access and high speed connections in service, respectively, representing a 0.6% increase.

Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 81.7% and 84.8% for the six months ended June 30, 2003 and 2002, respectively. The LTD and the ICD provided approximately 92.2% and 7.8% of total revenues, respectively.

Total operating expenses decreased $7.5 million from $75.5 million, or 83.2% of total revenues in the first six months of 2002, to $67.9 million, or 74.5% of total revenues in the first six months of 2003. Approximately $2.7 million of the decrease is the result of a one-time, non-cash gain from a pension curtailment in the first quarter of 2003. Accrual of benefits by qualified plan participants in our non-contributory, defined benefit pension plan was frozen in the first quarter of 2003. As a result, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The pension curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million resulted in a reduction in pension expenses and $0.1 million went to reduce capital additions. The gain was recognized in the first quarter of 2003 and allocated between the subsidiaries who participate in the plan. Although further accrual of benefits by plan participants is frozen, we have a continuing obligation to fund the plan and continue to recognize net periodic pension expense. Approximately $2.1 million of the net gain was recognized as a reduction of pension expenses in the LTD and $0.6 million as a reduction of pension expenses in the ICD. The remaining decrease is attributable to other expense reductions in both the LTD and the ICD. In the LTD, operating expenses decreased $3.9 million, or 6.6%, to $55.0 million in the first six months of 2003 from $58.9 million in the first six months of 2002. Approximately $2.1 million of the decrease is the result of the pension curtailment gain in the first quarter of 2003. Excluding the impact of the pension curtailment gain, operating expenses in the first six months of 2003 would have decreased $1.7 million, or 2.9%, compared to the first six months of 2002. The remaining decrease is due to expense reductions from business process improvements. In the ICD, operating expenses in the first six months of 2003 were approximately $3.7 million lower than the first six months of 2002. Approximately $0.6 million of the decrease is the result of the pension curtailment gain. The remainder of the decrease in operating expenses reflects the ICD's strategy to achieve positive cash flow with a slower targeted growth rate and significant cost reductions as well as the realignment of its operations under the responsibility of the LTD.

Net operating income increased approximately $7.9 million from $15.3 million, or 16.8% of total revenues in the first six months of 2002, to $23.2 million, or 25.5% of total revenues in the first six months of 2003. The increase is primarily attributable to expense reductions taken in both the LTD and the ICD. Net operating income in the LTD increased $4.9 million, or 20.3%, to $29.0 million in the first six months of 2003 from $24.1 million in the first six months of 2002. For the ICD, the net operating loss improved $3.1 million, or 34.8%, to $5.7 million in the six month period ended June 30, 2003 from $8.8 million in the six month period ended June 30, 2002.

Interest expense decreased $1.5 million to $30.7 million, or 33.7% of total revenues, in the first six months of 2003 compared to $32.2 million, or 35.4% of total revenues, in the first six months of 2002. The decrease in interest expense is attributed to a lower weighted average interest rate and a lower average outstanding balance of long-term debt during the first six months of 2003 compared to the first six months of 2002.

For the six month period ended June 30, 2003, we had other income of $1.1 million compared to other income of $0.5 million in the six month period ended June 30, 2002, a change of $0.6 million, or 109.0%. The increase is attributed to several factors that impacted other income in the prior year. The first six months of 2002 include an impairment charge of $2.1 million that reduced the carrying value of an investment accounted for using the equity method. This was offset by the recognition of a gain on the sale of assets of $0.6 million related to the disposal of two exchanges in Illinois in 2001 and approximately $0.9 million in interest income related to certain income tax refunds. No comparable transactions were recorded in the first six months of 2003.

Our net loss improved $11.6 million from a net loss of $17.7 million, or 19.5% of total revenues, in the first six months of 2002, to $6.1 million, or 6.7% of total revenues, in the first six months of 2003, as a result of the factors discussed above. The LTD had net income of $13.0 million in the first six months of 2003 compared to net income of $4.8 million in the first six months of 2002, an increase of $8.2 million. For the six month periods ended June 30, 2003 and 2002, the ICD had a net loss of $19.2 million and $22.5 million, respectively, an improvement of $3.3 million.


Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Our total revenues increased $1.2 million, or 2.7%, to $46.0 million for the three months ended June 30, 2003 from $44.8 million for the three months ended June 30, 2002. Revenues in the LTD for the second quarter of 2003 were $42.5 million, a $1.4 million, or 3.5%, increase from the revenues for the second quarter of 2002 of $41.1 million. The increase is primarily attributed to a $1.9 million increase in miscellaneous revenues and a $0.4 million increase in Internet and enhanced data revenues offset by a $1.0 million decrease in local service revenues. The increase in miscellaneous revenues resulted from the impact on the 2002 second quarter miscellaneous revenues of bad debt charges of $1.5 million for pre-petition amounts of two customers that filed for bankruptcy. The increase in Internet and enhanced data revenues reflects the increase in the number of DSL subscribers over the prior year. The decrease in local service revenues in the second quarter of 2003 compared to the same period in 2002 is the result of expected decreases in network access revenues. For the three months ended June 30, 2003, the ICD had revenues of $3.5 million, a $0.2 million, or 5.9%, decrease from revenues of $3.7 million for the three months ended June 30, 2002. The increase is primarily attributed to a $0.2 million decrease in transport revenues. Due to the highly competitive nature of this business currently, the ICD is not actively trying to expand this business at this time. Consequently, the main value being derived from the ICD's fiber optic network is in support of our dial-up, DSL and high speed access services provided in both the LTD and the ICD, which use our network to connect to the Internet. Revenues from voice services, as a percentage of total revenues, were approximately 81.3% and 85.8% for the three months ended June 30, 2003 and 2002, respectively.

Our total operating expenses decreased $3.2 million from $38.4 million, or 85.8% of total revenues, in the three month period ended June 30, 2002 to $35.3 million, or 76.6% of total revenues, in the three month period ended June 30, 2003. Operating expenses in the LTD were $28.5 million in the three months ended June 30, 2003 and $30.0 million in the three months ended June 30, 2002, a decrease of $1.5 million, or 4.9%. The decrease is attributed to a decrease in selling, general and administrative expenses of approximately $1.2 million in the second quarter of 2003 compared to the second quarter of 2002 primarily from lower long-term incentive plan expenses. Long-term incentive plan expenses accrued in the second quarter of 2003 and 2002 were $0.9 million and $1.9 million, respectively, or a decrease of $1.0 million. The remaining decreases in operating expenses in the LTD reflect expense reductions as a result of business process improvements. In the ICD, operating expenses decreased $1.7 million, or 20.2%, to $6.7 million in the second quarter of 2003 from $8.4 million in the second quarter of 2002. The decrease is attributed to lower cost of services and selling, general and administrative expenses from expense reductions taken in the ICD in the prior year as it implemented its strategy to slow its growth.

Our net operating income for the three month period ended June 30, 2003 increased approximately $4.4 million to $10.8 million from $6.4 million for the three month period ended June 30, 2002. As a percentage of total revenues, our net operating income was 23.4% in the second quarter of 2003 and 14.3% in the second quarter of 2002. The increase in net operating income is primarily attributed to reductions in operating expenses in both the LTD and the ICD. Net operating income in the LTD in the second quarter of 2003 was $14.0 million, an increase of $2.9 million, or 26.2%, from $11.1 million in the second quarter of 2002. For the ICD, net operating loss in the second quarter of 2003 and 2002 was $3.2 million and $4.7 million, respectively, an improvement of $1.5 million, or 31.8%.

Interest expense decreased $1.0 million, or 6.4%, to $15.1 million for the second quarter of 2003 compared to $16.1 million in the second quarter of 2002. Interest expense represented 32.7% and 35.9% of total revenues in the second quarter of 2003 and 2002, respectively. The decrease is attributed to lower interest expense in the LTD from a lower average outstanding balance and lower weighted-average interest rates in the second quarter of 2003 compared to the second quarter of 2002.

For the second quarter of 2003, we had other income of $0.6 million compared to other expense of $22,000 in the second quarter of 2002. The increase is attributed to several factors that impacted other income in the second quarter of the prior year. Included in the second quarter of 2003 is an impairment charge of $2.1 million that reduced the carrying value of an investment accounted for using the equity method. This impairment charge was offset by the recognition of a gain on the sale of assets of $0.6 million related to the disposal of two exchanges in Illinois in 2001 and approximately $0.9 million in interest income related to certain income tax refunds also recorded in the second quarter of 2002. We did not recognize any comparable transactions in the second quarter of 2003.

Our net loss improved $5.6 million to $3.8 million, or 8.2% of total revenues, in the three months ended June 30, 2003 from $9.3 million, or 20.8% of total revenues, in the three months ended June 30, 2002. Net income in the LTD was $6.1 million in the second quarter of 2003 compared to net income of $2.1 million for the second quarter of 2002, an increase of $4.0 million, or 188.9%. The net loss in the ICD was $9.9 million for the second quarter of 2003 compared to a net loss of $11.4 million for the second quarter of 2002, an improvement of $1.5 million, or 13.8%.


Liquidity and Capital Resources

We are a holding company with no business operations of our own. Since our inception, we have funded our operations through cash flow generated by our subsidiaries, long-term debt borrowings and equity contributions from our member. Our only significant assets are the capital stock/member interests of our subsidiaries. Accordingly, our only sources of cash to pay our obligations are cash on hand and distributions from our subsidiaries from their net earnings and cash flow. Even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock/member interest, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay such dividend or distribution under the terms of their credit facilities.

Operating Activities. For the six months ended June 30, 2003 and 2002, we generated cash from operating activities of $18.0 million and $14.7 million, respectively. The increase of $3.3 million in the first six months of 2003 compared to the first six months of 2002 is attributable to an improvement in our net loss of $3.2 million from business process improvements in the LTD and cost reductions in the ICD..

Investing Activities. For the six months ended June 30, 2003, we used cash for investing activities in the amount of $0.5 million compared to cash used for investing activities of $3.3 million in the six month period ended June 30, 2002. Cash used in investing activities in the first six months of 2003 was primarily for the purchase of telephone plant and equipment in the amount of $4.0 million. This was offset by $2.0 million received from the redemption of RTFC subordinated capital certificates and $1.5 million from changes in other assets. For the six months ended June 30, 2002, we used cash primarily for purchases of telephone plant and equipment of $6.9 million. This was offset by proceeds from the redemption of RTFC subordinated capital certificates of $1.5 million and changes in other assets of $2.1 million.

Financing Activities. For the six months ended June 30, 2003, net cash used in financing activities was $14.6 million and consisted of payments on long-term debt of $13.6 million and the redemption of $1.0 million in minority interest. For the six months ended June 30, 2002, net cash used for financing activities was $9.9 million and consisted primarily of payments on long-term debt of $10.0 million.

At June 30, 2003, we had negative working capital of $23.4 million compared to negative working capital of $24.8 million at December 31, 2002. The following table contains a summary of our material contractual cash obligations as of July 31, 2003:

                                                        Payments Due by Period
                                Total          Year 1         Years 2-3       Years 4-5      Thereafter
                             --------------------------------------------------------------------------
  Long-term debt             $  648,117      $       26      $   42,058      $   18,770      $  587,263
  Operating leases                9,972           2,180           3,825           2,569           1,398
  Redemption of minority
    interest                      4,000           1,000           2,000           1,000            -
                              ---------       ---------       ---------       ---------       ---------
  Material contractual
    cash obligations         $  662,089      $    3,206      $   47,883      $   22,339      $  588,661
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

RTFC Debt Facilities

As of June 30, 2003, we had approximately $426.6 million in term loans outstanding with the RTFC. Of this amount, $335.5 million in term loans bear fixed interest rates that range between 6.5% and 8.5%, with a weighted average rate approximating 7.84%. The fixed interest rates expire at various times, beginning in September 2003 through April 2005, depending on the terms of the note. Upon the expiration of the fixed interest rate, the note will will then bear interest at a variable rate. We have the ability to allow the rates to remain variable or to fix the interest rates at the RTFC's then-prevailing base interest rate for long-tem debt with similar maturities. The remaining $91.1 million in term loans have variable interest rates that range from 5.0% to 5.4% at June 30, 2003, or a weighted average interest rate of 5.3%. Since April 2003, the fixed interest rates expired on two of our notes and at June 30, 2003 these notes bore interest at the RTFC's base interest rate for long-tem debt plus their corresponding interest rate adders. The first note, with a balance of $5.9 million at June 30, 2003, had a fixed interest rate of 8.15% prior to expiration that converted to the RTFC's base rate plus 50 basis points, or 5.15% at June 30, 2003. The second note, with a balance of $67.4 million at June 30, 2003, carried a fixed rate of 8.4% before the rate expiration and converted to the RTFC's base rate plus 75 basis points, or 5.4% at June 30, 2003.

In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC which, among other things, allows us greater operating flexibility through an increase in our available liquidity. Under the terms of the amendment, our loan agreement is extended to November 2016. The amendment also provides us with a reduction in scheduled principal payments through 2011 as compared to our existing agreement. We will not make any quarterly principal payments, only quarterly interest payments, though the second quarter of 2004. Beginning in the third quarter of 2004, we will begin making scheduled principal payments in amounts as outlined in the amendment. We also may be required to make annual prepayments of principal based on our financial results. Annually, beginning in 2005, we will calculate the LTD's excess cash flow, as defined in the amendment, using the preceding year's financial results. If the calculation indicates excess cash flow, we must make a mandatory prepayment equivalent to that excess cash flow to reduce the principal outstanding to the RTFC. The payment will be required to be made by the second quarter of the year in which the calculation is made.

Effective with completion of the amendment, interest rates on our outstanding term loans are now at their prevailing RTFC fixed or variable base rates plus a 1.0% interest rate adder, which replaces the existing interest rate adders. Prior to the amendment, interest rates on these term loans were at their prevailing RTFC fixed or variable base rate plus interest rate adders ranging from 0.35% to 0.75%. Had the amendment been in place at June 30, 2003, the new 1.0% interest rate adder would have resulted in a weighted average increase in existing interest rates of approximately 0.45%. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as our Total Leverage Ratio, as defined in the amendment, decreases. The interest rate adder will remain at 1.0% while the Total Leverage Ratio is greater than 5.0 to 1.0. It decreases to 0.75% when the Total Leverage Ratio is between 4.0 to 1.0 and 5.0 to 1.0 and decreases to 0.5% when the Total Leverage Ratio is less than 4.0 to 1.0. The prior interest rate adders had no performance pricing associated with them.

In addition, certain of our covenants were revised under the amendment, but we will continue to test our compliance with our financial ratios defined in the amendment on an annual basis. In addition to our financial ratios, our covenants require that we obtain RTFC approval of a forward-looking, three-year capital expenditure budget on an annual basis and any acquisitions or disposals of local exchanges. Our covenants regarding payment of dividends by MRLTDF and GRH remained substantially the same as under the existing agreement. In addition, the amendment allows us to repurchase our senior notes without RTFC consent in amounts not to exceed $2.0 million per quarter and $6.0 million per year.

Finally, as part of the amendment, RTFC was granted a first mortgage lien on the assets of MRH, MLDS and MRLDS and the equity interests in those entities were pledged in support of the loan facilities. The loan facilities as a whole are secured by a first mortgage lien on all of the property, assets and revenue of the LTD. In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD are pledged in support of the debt facilities.

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

At June 30, 2003, we owned $44.0 million in SCCs. The SCCs are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. In March 2003 and 2002, the RTFC redeemed approximately $2.0 million and $1.5 million, respectively, of our SCCs.

We also receive a share of the RTFC's net margins in the form of patronage capital refunds. Patronage capital is allocated based on the percentage that our interest payments contribute to the RTFC's gross margins. Currently, 70% of the RTFC's patronage capital allocation is retired with cash after the end of the year, and 30% is paid in the form of patronage capital certificates. The patronage capital certificates will be retired with cash in accordance with the RTFC's board-approved rotation cycle.

In addition to the term loans, we also have a secured line of credit and an unsecured line of credit with the RTFC. The secured line of credit is a $31.0 million facility and has no annual paydown provisions. The secured line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 5.65% at June 30, 2003. We had advanced $21.0 million against this line of credit at June 30, 2003, and the remaining $10.0 million is fully available to be drawn. The unsecured line of credit is a $10.0 million facility at that is available for general corporate purposes to Coastal Utilities, Inc. and expires in March 2005. Under the terms of the unsecured revolving line of credit agreement, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. The unsecured line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points. Under the terms of the amendment as discussed above, we have agreed to provide the RTFC with a security interest in the assets of Coastal Utilities, Inc. to secure this line of credit.

As discussed above, the terms of the RTFC loan agreement, as amended, require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is, among other things, limited in its ability to declare or pay dividends to its parent, MRH; limited in its ability to make intercompany loans or enter into other affiliated transactions and restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the amendment and loan agreement, any amounts available under the line of credit facilities discussed above may only be available to MRLTDF and its subsidiaries and not to us or our other subsidiaries to fund our obligations. MRLTDF is required to test its compliance with certain financial ratios on an annual basis. At June 30, 2003, MRLTDF was in compliance with the terms of its loan agreement with the RTFC.

Senior Notes

We currently have $200.0 million in publicly traded 13 1/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the Securities and Exchange Commission and are subject to the terms and conditions of an indenture. At June 30, 2003, the senior notes had a carrying value of $197.8 million, which is net of a $2.2 million unamortized discount.

Under the terms of the indenture, we must comply with certain financial and administrative covenants. Among other things, we are restricted in our ability to incur additional indebtedness, pay dividends to our member, redeem or repurchase equity interests, make various investments or other restricted payments, create certain liens or use assets as security in other transactions, sell certain assets or utilize certain asset sale proceeds, merge or consolidate with or into other companies or enter into transactions with affiliates. At June 30, 2003, we were in compliance with the terms of our senior notes indenture.

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

Capital Requirements

We require significant capital to fund our working capital needs, including our working capital deficit, debt service requirements, capital expenditures and cash flow deficits. In the near term, we expect that our primary uses of cash will include:

  * scheduled principal and interest payments on our long-term debt;
  * the maintenance and growth of our current network infrastructure;
  * the maintenance, upgrade, development and integration of operating support systems and other automated back office systems;
  * real estate expenses in connection with our network facilities and operations;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel and related expenses.

We currently estimate that cash required to fund capital expenditures in 2003 will be approximately $12.0 million. For the six months ended June 30, 2003, our capital expenditures were approximately $4.0 million. Our use of cash for capital expenditures in recent quarters has been significantly less than we incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital expenditures during 2000 and 2001 to build-out and enhance our network facilities in our markets. Absent major changes in the technology that we employ or the introduction of new product lines, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2003 will be directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for the LTD than experienced in previous years. In addition, our business plan for the ICD has significantly reduced its rate of growth. Therefore, there is minimal demand currently to expand our network facilities. During 2003, the demand for expansion of our network facilities will be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested.

As part of the consideration paid in the CCI acquisition in March 2000, we issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI. In 2002, MRTC, our parent, completed an agreement with these former shareholders that, among other things, modified certain provisions of the shareholders agreement. Under the terms of the agreement, the former shareholders exchanged certain of their equity interests in CCI for equity in MRTC and a note payable from MRTC. In addition, CCI redeemed 30 shares of Series A stock in CCI retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. CCI redeemed an additional 30 shares of Series A stock in June 2003 for approximately $1.0 million. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right to require CCI to redeem their remaining 120 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. We expect that the next redemption of 30 shares will take place in July 2004.

Under the terms of MRTC's Operating Agreement, at any time on or after January 16, 2006, certain members may require MRTC to purchase all of their member units at an amount equal to the fair market value of the units. We may potentially fund this obligation of our parent company, but we do not have a contractual obligation to do so.

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

We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to borrowing agreements that restrict the payment of dividends and limit the availability of intercompany loans and investments, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements that our subsidiaries may enter into governing the terms of indebtedness may restrict our subsidiaries' ability to pay dividends or advance cash in any other manner to us.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS 145 which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 was effective for all fiscal years beginning after May 15, 2002. We adopted SFAS 145 effective January 1, 2003 and adoption did not have a material impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS 146 which nullified EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 were effective for exit or disposal activities that were initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN 45 which requires recognition of liabilities at their fair value for newly issued guarantees and certain other disclosures. We adopted FIN 45 beginning in 2003 and it did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as VIEs, and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It is effective for the first fiscal year or interim period beginning after June 15, 2003, for VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the impact of FIN 46 on our investment in unconsolidated subsidiaries.

In May 2003, the FASB issued SFAS 150 which requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the provisions of SFAS 150 but do not expect adoption of SFAS 150 to have a material impact on our financial position or results of operations.


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

As discussed above, MRLTDF executed an amendment with the RTFC in July 2003. Under the terms of the amendment, our long-term secured debt facilities with the RTFC will amortize through November 2016. As of July 31, 2003, we had fixed rate secured debt with the RTFC of $335.5 million at a blended rate of 8.32%. The fixed rates on the facilities expire from September 2003 to April 2005 at which time they will convert to variable rates. In addition, we have two miscellaneous notes that total $2.7 million at July 31, 2003 with each bearing fixed rate interest at 8.0%. Our senior notes have a stated fixed rate of 13.25%. In addition to our fixed rate facilities, we have $112.1 million in term loans and $21.0 million outstanding under a secured line of credit with the RTFC that bear variable interest rates approximating a blended average rate of 5.65%. A one percent change in the underlying interest rates for the variable rate debt would have an impact of approximately $1.1 million per year on interest expense. Therefore, we are subject to minimal interest rate risk on our long-term debt while our fixed rates are in place.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.


(b) Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 Part II

Item 1. Legal Proceedings

On May 9, 2001, Life Everlasting, Inc., a former customer of our subsidiary Madison River Communications, LLC, filed a lawsuit against Madison River Communications and certain of its current and former employees. The suit alleged breach of contract, deceptive trade practices, and other charges. In July 2003, the lawsuit was settled with an immaterial payment being made by Madison River Communications.

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

      3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)

     10.30 Amendment to Loan Agreement, dated July 30, 2003, amending the Loan Agreement dated as of December 29, 2000 by and between MRLTDF and the RTFC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on July 31, 2003)

     31.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     31.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On May 1, 2003, we filed a Current Report on Form 8-K dated May 1, 2003 announcing our first quarter operating and financial results for the period ended March 31, 2003.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MADISON RIVER CAPITAL, LLC

Date:  August 14, 2003           /s/  PAUL H. SUNU
                                 ------------------------------
                                 Name: Paul H. Sunu
                                 Title: Managing Director, Chief Financial
                                        Officer and Secretary

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

      3.2 Limited Liability Company Agreement of the Registrant (incorporated by reference to Exhibit 3.2 to the May Form S-4)

     10.30 Amendment to Loan Agreement, dated July 30, 2003, amending the Loan Agreement dated as of December 29, 2000 by and between MRLTDF and the RTFC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on July 31, 2003)

     31.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     31.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002