Form 10-Q
period 2003-09-30
MADISON RIVER CAPITAL LLC
filed 2003-11-13
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003
                                      ------------------

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

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited)
            and December 31, 2002............................................................1
          Condensed Consolidated Statements of Operations and Comprehensive Loss
            (Unaudited) - Three and Nine Months Ended September 30, 2003 and 2002............2
          Consolidated Statement of Member's Interest (Unaudited)- Nine Months
            Ended September 30, 2003.........................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months
            Ended September 30, 2003 and 2002................................................4
          Notes to Condensed Consolidated Financial Statements (Unaudited)...................5
Item  2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations....................................................................12
Item  3.  Quantitative and Qualitative Disclosures About Market Risks........................27
Item  4.  Controls and Procedures............................................................27



Part II - Other Information
Item  1.  Legal Proceedings..................................................................28
Item  6.  Exhibits and Reports on Form 8-K...................................................29
Signature....................................................................................29

                                    Part I

ITEM 1 - FINANCIAL STATEMENTS

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                               September 30, 2003    December 31, 2002
                                                               ------------------    -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                        $    27,043           $    19,954
  Accounts receivable, less allowance for uncollectible accounts
    of $1,936 and $2,792 in 2003 and 2002, respectively                 10,747                12,347
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $793 and $1,693
    in 2003 and 2002, respectively                                       7,700                 7,796
  Rural Telephone Finance Cooperative stock to be redeemed               1,354                 2,039
  Inventories                                                            2,577                 1,039
  Other current assets                                                   4,968                 4,511
                                                                      --------              --------
    Total current assets                                                54,389                47,686
                                                                      --------              --------

Telephone plant and equipment                                          470,201               471,929
Less accumulated depreciation and amortization                        (144,022)             (112,564)
                                                                      --------              --------
  Telephone plant and equipment, net                                   326,179               359,365
                                                                      --------              --------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                    42,659                44,013
  Goodwill                                                             366,332               366,332
  Other assets                                                          24,320                26,075
                                                                      --------              --------
    Total other assets                                                 433,311               436,420
                                                                      --------              --------

    Total assets                                                   $   813,879           $   843,471
                                                                      ========              ========

Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                            $    33,059           $    37,361
  Other current liabilities                                              6,453                 8,543
  Current portion of long-term debt                                      2,373                27,613
                                                                      --------              --------
    Total current liabilities                                           41,885                73,517
                                                                      --------              --------

Noncurrent liabilities:
  Long-term debt                                                       645,790               633,955
  Other liabilities                                                     80,359                78,509
                                                                      --------              --------
    Total noncurrent liabilities                                       726,149               712,464
                                                                      --------              --------

    Total liabilities                                                  768,034               785,981

Member's capital:
  Member's interest                                                    251,284               251,284
  Accumulated deficit                                                 (205,439)             (193,639)
  Accumulated other comprehensive loss                                    -                     (155)
                                                                      --------              --------
    Total member's capital                                              45,845                57,490
                                                                      --------              --------

    Total liabilities and member's capital                         $   813,879           $   843,471
                                                                      ========              ========

           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)
                                  (Unaudited)

                                                      Three Months                 Nine Months
                                                   Ended September 30,         Ended September 30,
                                               ---------------------------  -------------------------
                                                     2003        2002            2003        2002
                                                     ----        ----            ----        ----
Operating revenues:
  Local service                                   $  32,993   $  34,311       $  98,858   $ 102,977
  Long distance service                               4,551       4,288          13,212      12,545
  Internet and enhanced data service                  4,657       3,971          13,388      11,298
  Transport service                                     750         899           2,085       2,623
  Miscellaneous telecommunications
    service and equipment                             3,481       3,376          10,059       8,157
                                                   --------    --------        --------    --------
      Total operating revenues                       46,432      46,845         137,602     137,600
                                                   --------    --------        --------    --------

Operating expenses:
  Cost of services                                   12,970      14,527          36,303      43,547
  Depreciation and amortization                      13,869      13,453          39,359      37,901
  Selling, general and administrative expenses        9,897      12,345          29,022      34,369
  Restructuring                                        (468)      2,683            (468)      2,683
                                                   --------    --------        --------    --------
      Total operating expenses                       36,268      43,008         104,216     118,500
                                                   --------    --------        --------    --------

Net operating income                                 10,164       3,837          33,386      19,100

Interest expense                                    (16,384)    (15,986)        (47,119)    (48,149)
Other income (expense):
  Realized gains (losses) on marketable
    equity securities                                    25      (4,480)           (343)     (4,449)
  Impairment charges on investments accounted
   for using the equity method                         -           -               -         (2,098)
  Other income, net                                     912       1,098           2,399       3,700
                                                   --------    --------        --------    --------

Loss before income taxes and minority
  interest expense                                   (5,283)    (15,531)        (11,677)    (31,896)

Income tax expense (benefit)                            392      (1,177)            123         (95)
                                                   --------    --------        --------    --------

Loss before minority interest expense                (5,675)    (14,354)        (11,800)    (31,801)

Minority interest expense                              -           -               -           (275)
                                                   --------    --------        --------    --------

Net loss                                             (5,675)    (14,354)        (11,800)    (32,076)

Other comprehensive income (loss):
  Unrealized gains (losses) on marketable
    equity securities                                    25      (1,694)           (188)     (4,465)
  Reclassification adjustment for realized
    (gains) losses included in net loss                 (25)      4,480             343       4,449
                                                   --------    --------        --------    --------
      Other comprehensive income (loss)                -          2,786             155         (16)
                                                   --------    --------        --------    --------

Comprehensive loss                                $  (5,675)  $ (11,568)      $ (11,645)  $ (32,092)
                                                   ========    ========        ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit     Income (Loss)     Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2002                      $  251,284     $  (193,639)    $   (155)     $  57,490
  Net loss                                              -            (11,800)          -         (11,800)
  Other comprehensive loss:
    Unrealized losses on marketable
      equity securities                                 -               -            (188)          (188)
    Reclassification adjustment for realized
      losses included in net loss                       -               -             343            343
                                                   ---------      ----------       -------      --------
Balance at September 30, 2003                     $  251,284     $  (205,439)    $     -       $  45,845
                                                   =========      ==========       =======      ========







           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                           2003              2002
                                                                        ----------        ----------
Operating activities
Net cash provided by operating activities                               $  24,345         $  17,563
                                                                         --------          --------

Investing activities
Purchases of telephone plant and equipment                                 (6,309)          (11,161)
Redemption of Rural Telephone Finance Cooperative stock, net                2,039               746
Change in other assets                                                      1,571               185
                                                                         --------          --------
Net cash used for investing activities                                     (2,699)          (10,230)
                                                                         --------          --------

Financing activities
Redemption of member's interest                                              -               (2,000)
Redemption of minority interest                                            (1,000)           (1,000)
Proceeds from long-term debt                                                 -               11,778
Payments on long-term debt                                                (13,557)          (25,172)
Change in other long-term liabilities                                        -                 (270)
                                                                         --------          --------
Net cash used for financing activities                                    (14,557)          (16,664)
                                                                         --------          --------

Net increase (decrease) in cash and cash equivalents                        7,089            (9,331)

Cash and cash equivalents at beginning of year                             19,954            21,606
                                                                         --------          --------

Cash and cash equivalents at end of nine month period                   $  27,043         $  12,275
                                                                         ========          ========









           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
             Notes To Condensed Consolidated Financial Statements
                                 (Unaudited)

1.  GENERAL

Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC ("MRTC"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company is an established rural local exchange company providing integrated telecommunications services to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Its integrated service offerings include local and long distance voice, high speed data, internet access and fiber transport. These consolidated financial statements include the financial position and results of operations of the following subsidiaries of the Company: Madison River Holdings Corp. ("MRH"), Madison River LTD Funding Corp. ("MRLTDF"), Mebtel, Inc., Gallatin River Holdings, LLC and its subsidiary ("GRH"), Gulf Coast Services, Inc. and its subsidiaries, Coastal Communications, Inc. ("CCI") and its subsidiaries, Madison River Management Company ("MRM"), Mebtel Long Distance Solutions, Inc. ("MLDS"), Madison River Long Distance Solutions, Inc. ("MRLDS"), Madison River Communications, LLC and its subsidiary ("MRC").

The primary purpose for which the Company was organized was the acquisition, integration and operation of rural local exchange telephone companies. Since January 1998, the Company has acquired four rural incumbent local exchange carriers ("ILECs") located in North Carolina, Illinois, Alabama and Georgia. These rural ILEC operations, which along with MLDS and MRLDS comprise the Local Telecommunications Division (the "LTD"), served 208,787 voice access and digital subscriber line ("DSL") connections as of September 30, 2003.
The operations of the ILECs are subject to federal, state and local regulation.

The Company also operates as an edge-out competitive local exchange carrier ("CLEC") in markets in North Carolina, Illinois and Louisiana, as well as provides fiber transport services to large businesses and other carriers, primarily in the southeastern United States. The CLEC and fiber transport operations form the Integrated Communications Division (the "ICD") and served 15,616 voice access and high speed data connections at September 30, 2003.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2002. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003. The amounts presented in the condensed consolidated balance sheet as of December 31, 2002 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the third quarter and nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts in the September 30, 2002 condensed consolidated financial statements have been reclassified to conform to the September 30, 2003 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

3.  INVENTORIES

Inventories are comprised primarily of poles, wires and telephone equipment and are stated at the lower of cost (average cost) or market. During the third quarter of 2003, the Company transferred certain components of a switch taken out of service to inventory until the components are redeployed in other operations of the Company. The transferred components were valued at approximately $1.6 million.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

4.  TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment consisted of the following at:

                                         September 30,       December 31,
                                             2003                2002
                                         -------------       ------------
                                                (in thousands)
  Land, buildings and general equipment    $   58,892          $   58,144
  Central office equipment                    153,902             155,350
  Poles, wires, cables and conduit            229,385             225,932
  Leasehold improvements                        2,533               2,533
  Software                                     17,514              16,893
  Construction-in-process                       7,975              13,077
                                            ---------           ---------
    Total telephone plant and equipment    $  470,201          $  471,929
                                            =========           =========

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"), requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 by the Company, effective January 1, 2003, did not have a material impact on the Company's results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees and certain other disclosures. The Company adopted FIN 45 in 2003 and it did not have a material impact on its results of operations, financial position, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities ("VIEs") and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary." This new model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. As a result of FASB Staff Position 46-6, the application of FIN 46 for interests in VIEs or potential VIEs before February 1, 2003 has been deferred until the amended effective date of December 31, 2003 in anticipation of additional guidance to be provided by the FASB. The Company has determined that an unconsolidated company it holds an investment in that is accounted for under the equity method is a VIE under FIN 46 but the Company is not the primary beneficiary of the VIE. The Company provides services to the VIE for which it has recorded revenues of $0.3 million and recognized expenses of $0.1 million for services provided by the VIE to the Company in the nine months ended September 30, 2003. The Company's maximum exposure to loss as a result of its involvement with the VIE is the $0.3 million carrying value of its investment at September 30, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its results of operations, financial position, or cash flows.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

5.  RECENT ACCOUNTING PRONOUNCEMENTS, Continued

In May 2003, the FASB issued Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. SFAS 150 was effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 during the third quarter of 2003. Upon adoption, the Company reclassified the redeemable minority interest of $4.0 million on its balance sheet from its mezzanine level presentation between liabilities and equity to current and long-term other liabilities. Beyond the reclassification of redeemable minority interest, the adoption of SFAS 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

6.  RESTRUCTURING

In the fourth quarter of 2001, a subsidiary of the Company, MRC, recorded a $2.8 million restructuring charge associated with the subsidiary's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3. Substantially all of the payments charged against this restructuring accrual related to payments made under lease agreements. As of September 30, 2003, the following amounts were recorded in connection with this restructuring:

                               Balance at          2003          Balance at
                            December 31, 2002    payments    September 30, 2003
                            -----------------    --------    ------------------
                                              (in thousands)
  Future lease obligations      $    788         $   (209)        $    579
  Legal related expenses              31              -                 31
                                 -------          -------          -------
                                $    819         $   (209)        $    610
                                 =======          =======          =======

In the third quarter of 2002, in completing the development of the ICD as a true edge-out CLEC, the Company realigned each of the ICD's operating regions in North Carolina, Illinois and New Orleans under the Company's rural ILECs in those respective regions. The rural ILECs, therefore, assumed responsibility for managing and directing the ICD's operations in those regions. Correspondingly, the Company recognized a restructuring charge of $2.8 million related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. Of the restructuring charge, MRC recognized $2.7 million and MRM recognized $0.1 million. The charge, recognized in accordance with EITF 94-3, consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities that were no longer used, net of estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, the expenses associated with decommissioning a switch, expenses associated with the elimination of thirty employees, primarily in the ICD, and related expenses. During the third quarter of 2003, the Company adjusted certain accruals that were included in the initial restructuring charge to recognize its actual results and to reflect changes in its assumptions related to future periods. In addition, approximately $0.4 million of the restructuring charge related to the decommissioning of a switch was reversed as the Company decided to redeploy certain elements of the switch elsewhere in its operation. As a result of these adjustments, the Company recognized a benefit of $0.5 million in its restructuring expenses. Substantially all of the payments charged against this restructuring accrual in 2003 related to payments made under lease agreements. As of September 30, 2003, the following amounts were recorded in connection with this restructuring:


                                  Balance at        2003          2003           Balance at
                              December 31, 2002   payments    adjustments    September 30, 2003
                              -----------------   --------    -----------    ------------------
                                                    (in thousands)
  Future lease obligations         $  1,345       $   (187)     $    150          $  1,308
  Telephone plant and equipment         158            (13)         (145)             -
  Employee separation expenses           77             (4)          (73)             -
                                    -------        -------       -------           -------
                                   $  1,580       $   (204)     $    (68)         $  1,308
                                    =======        =======       =======           =======

The remaining balance in our restructuring accruals as of September 30, 2003 is recorded as $0.9 million in accrued expenses and $1.0 million in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

7.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit outstanding consisted of the following at:


                                                                      September 30,      December 31,
                                                                           2003              2002
                                                                      -------------      ------------
                                                                               (in thousands)
First mortgage notes collateralized by substantially all LTD assets:
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at the
    RTFC's base rate plus 1.0% (5.4% at September 30, 2003).             $  11,680         $  12,103
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 5.65% (rate expires August 2006).                          5,924             6,138
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 5.65% (rate expires August 2006).                            951               983
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 6.95% (rate expires November 2004).                      102,486           105,780
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 5.65% (rate expires August 2006).                          5,557             5,722
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 5.65% (rate expires August 2006).                         67,384            70,684
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 5.65% (rate expires August 2006).                          3,543             3,648
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 9.05% (rate expires October 2004).                       122,063           125,561
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 5.65% (rate expires August 2006).                          7,778             7,778
  RTFC note payable in escalating quarterly principal installments through November 2016, interest payments due quarterly at a
    fixed rate of 9.0% (rate expires April 2005).                           99,226           101,734
  RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line
    of credit base rate plus 0.5% (5.4% at September 30, 2003).             21,000            21,000
Mortgage note payable in monthly installments of $18 with a
  balloon payment of $2,238 in April 2006, interest at a
  fixed rate of 8%, secured by land and building.                            2,308             2,326
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of
  debt discount of $2,130 and $2,282, respectively.                        197,870           197,718
Other                                                                          393               393
                                                                          --------          --------
                                                                           648,163           661,568
Less current portion                                                         2,373            27,613
                                                                          --------          --------
                                                                         $ 645,790         $ 633,955
                                                                          ========          ========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)


7.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

The loan facilities provided by the Rural Telephone Finance Cooperative (the "RTFC") are primarily with MRLTDF, a subsidiary of the Company. In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC (the "Amendment"). Under the terms of the Amendment, the loan agreement is extended to November 2016. The Amendment also provides a reduction in scheduled principal payments through 2010 as compared to the existing agreement with the first scheduled principal payment occurring in the third quarter of 2004. The Company will continue to make quarterly interest payments to the RTFC. Annually, beginning in 2005, the Company will be required to calculate excess cash flow for the LTD, as defined in the Amendment, using the preceding year's financial results. If the calculation indicates excess cash flow, the Company will be required to make mandatory prepayments of principal to the RTFC equivalent to the amount of excess cash flow. Such mandatory prepayments will be made in the second quarter of the year in which the calculation is made.

Under the Amendment, interest rates on the outstanding term loans are at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder, which replaced the existing interest rate adders. Prior to the Amendment, interest rates on these term loans were at the prevailing RTFC fixed or variable base rate plus interest rate adders ranging from 0.35% to 0.75%. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as the Total Leverage Ratio, as defined in the Amendment, decreases. The prior interest rate adders had no performance pricing associated with them. In addition, the financial ratio requirements were revised under the Amendment including requiring annual RTFC approval of a three-year rolling capital expenditure budget and obtaining RTFC consent for any acquisitions or disposals of local exchange assets.

During the third quarter, the Company fixed the interest rates on approximately $91.1 million consisting of six term loans outstanding to the RTFC. The rates on these term loans were fixed at 5.65% for three years. In September, the fixed interest rate on one of the Company's notes expired and at September 30, 2003, this note bore interest at its prevailing RTFC variable base interest rate plus the 1.0% interest rate adder, or 5.4%.
Prior to the expiration of its fixed rate, the note bore interest at 7.0%.

The terms of the RTFC loan agreement, including the Amendment, require MRLTDF to meet and adhere to various financial and administrative covenants on an annual basis. MRLTDF is, among other things, restricted in its ability to
(i) declare or pay dividends to MRH, its parent, under specified circumstances, (ii) limited in its ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. At September 30, 2003, MRLTDF was in compliance with the terms and conditions of the loan agreement.

Prior to the Amendment, the loan facilities were secured by a first mortgage lien on substantially all of the operating assets and revenues of the LTD.
In addition, substantially all of the outstanding equity interests of the subsidiaries that comprise the LTD were pledged in support of the facilities. As part of the Amendment, the RTFC was additionally granted a first mortgage lien on the assets of MRH, MLDS and MRLDS and the equity interests in those entities were pledged in support of the loan facilities thereby providing the RTFC a security interest in all of the assets, revenues and substantially all of the equity interests of the LTD.

The $31.0 million secured revolving line of credit between the RTFC and MRLTDF expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At September 30, 2003, MRLTDF had drawn down $21.0 million under this line of credit with the remaining $10.0 million fully available to MRLTDF.

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

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies and (viii) enter into transactions with affiliates. At September 30, 2003, the Company was in compliance with the terms of the senior notes indenture.

8.  SEGMENT INFORMATION

The Company is a provider of integrated communications services and solutions. The Company's operations are classified into two reportable business segments, the LTD and the ICD. Although both segments provide telecommunication services, financial and operating results of the segments are evaluated separately by the chief operating decision maker. The reporting segments follow the same accounting principles and policies used for the Company's consolidated financial statements. The following tables summarize the revenues and net operating income (loss) for each segment for the three and nine month periods ended September 30, 2003 and 2002:

                                    Three Month Period Ended            Nine Month Period Ended
                                  -----------------------------       ----------------------------
                                  September 30,   September 30,       September 30,  September 30,
                                      2003            2002                2003           2002
                                  -------------   -------------       -------------  -------------
                                                           (in thousands)
  Total revenues:
    LTD                            $   43,698      $   44,025          $  129,289     $  128,756
    ICD                                 3,486           3,872              10,819         11,619
                                    ---------       ---------           ---------      ---------
                                       47,184          47,897             140,108        140,375
  Less intersegment revenues             (752)         (1,052)             (2,506)        (2,775)
                                    ---------       ---------           ---------      ---------
    Total reported revenues        $   46,432      $   46,845          $  137,602     $  137,600
                                    =========       =========           =========      =========

  Net operating income (loss):
    LTD                            $   13,279      $   12,560          $   42,256     $   36,651
    ICD                                (3,115)         (8,723)             (8,870)       (17,551)
                                    ---------       ---------           ---------      ---------
    Total reported net operating
      income                       $   10,164      $    3,837          $   33,386     $   19,100
                                    =========       =========           =========      =========

At September 30, 2003 and December 31, 2002, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                     September 30,       December 31,
                                         2003                2002
                                     -------------       ------------
                                              (in thousands)
      Total assets:
          LTD                        $    856,892        $    869,730
          ICD                             444,491             468,172
                                      -----------         -----------
                                        1,301,383           1,337,902
          Less intersegment assets       (487,504)           (494,431)
                                      -----------         -----------
          Total reported assets      $    813,879        $    843,471
                                      ===========         ===========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

9.  PENSION CURTAILMENT

During the first quarter of 2003, the Company notified its employees who are not members of bargaining units that the accrual of benefits in the non-contributory, defined benefit pension plan, sponsored by MRTC, in which the employees participated was frozen effective February 28, 2003. As a result of this action, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million was recognized as a reduction of pension expenses in the first quarter and $0.1 million as a reduction of capital expenditures. The impact of the gain will be allocated between the Company and its subsidiaries, who also participate in the plan. Although the accrual of benefits in the pension plan is frozen, the Company has a continuing obligation to fund the plan and will continue to recognize an annual net periodic pension expense while the plan is still in existence.

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

Goodwill and Long-Lived Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired and has an indefinite life. In accordance with Statement of Financial Accounting Standard 142 ("SFAS 142"), the carrying value of goodwill is reviewed on an annual basis during the fourth quarter or, as appropriate, if facts and circumstances suggest impairment. We are currently reviewing the carrying value of our goodwill.
In performing the review of goodwill under the terms of SFAS 142, we make certain estimates regarding the implied fair value of our individual operating companies where the goodwill is recorded. If our review indicates that the carrying value of an operating company including its goodwill is greater than its implied fair value, then an impairment of goodwill exists. We then compare the implied fair value of the goodwill to the carrying value of the goodwill for the operating company and, accordingly, if the carrying value exceeds the implied fair value, we recognize an impairment charge to reduce the carrying value by the difference.

In addition, we are currently reviewing the carrying value of our fiber network in accordance with Statement of Financial Accounting Standard 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), to determine if the carrying value has been impaired. We review the carrying value of our fiber network on an annual basis or sooner if events or circumstances indicate that an impairment may exist. In accordance with the terms of SFAS 144, we compare the sum of the undiscounted expected future cash flows from our fiber network to the carrying value of the fiber network. If the carrying value of the fiber network exceeds the undiscounted expected future cash flows, we would recognize an impairment charge by writing-down the carrying value of the fiber network to its estimated fair market value based on discounted expected future cash flows from the fiber network.

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

Overview

We are an established rural local exchange company providing communications services and solutions to business and residential customers in the Gulf Coast, Mid-Atlantic and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At September 30, 2003, we had approximately 224,400 voice, DSL and high speed data connections in service.

We are organized into two operating divisions, the LTD and the ICD. The LTD is responsible for the integration, operation and development of our rural ILEC markets that consist of four ILECs acquired since January 1998. The ILECs are located in North Carolina, Illinois, Alabama and Georgia. The ICD operates as an edge-out CLEC whereby its markets are in territories that are in close proximity to our rural ILECs. The ICD currently provides services to medium and large customers in three edge-out markets: the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; Peoria and Bloomington in Illinois; and the New Orleans, Louisiana region. The management and operating responsibility for the ICD's operating regions is provided by the managers of the respective ILECs.

In addition to its CLEC operations, the ICD has a transport business that provides transport and IP transit services to other carriers and large businesses along its approximately 2,300 route miles of fiber optic network. The majority of this network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. The Company has designated Atlanta and Dallas as its Internet egress points. The ICD's transport business is currently providing services in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas. Because we have found the fiber transport business to be extremely competitive, we are not actively expanding this line of business at this time. The main value being derived from our fiber optic network is through support for our dial-up, DSL and high speed access services provided in both the LTD and the ICD, which use our network to connect to the Internet.

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


Revenues
--------

To date, our revenues have been derived principally from the sale of voice and data communications services to business and residential customers in our established ILEC markets. For the nine months ended September 30, 2003, approximately 92.3% of our operating revenues came from the LTD and 7.7% from the ICD. For the year ended December 31, 2002, approximately 91.7% of our operating revenues came from the LTD and 8.3% from the ICD. We intend to focus on continuing to generate increasing revenues in our LTD and ICD operations from voice services (local and long distance), Internet access and enhanced data and other services, including an evaluation of the impact from providing video services to our customers. The sale of communications services to customers in our ILEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate significant growth in revenues for the ICD, if any, as we continue to focus on a business plan that provides sustainable positive cash flows in that division. Our transport business, which provides services to other carriers and major accounts, will grow revenues only if certain profit margins are obtained without making significant additional capital investments and will primarily continue to support our retail Internet service business.

At September 30, 2003, we had 224,403 connections in service compared to 224,890 connections in service at September 30, 2002, a decrease of 487 connections or 0.2%. The LTD had 208,787 connections in service at September 30, 2003 and 208,100 connections in service at September 30, 2002, an increase of 687 connections or 0.3%. For the ICD, connections in service at September 30 ,2003 and September 30, 2002 were 15,616 and 16,790, respectively, a decrease of 1,174 connections or 7.0%.

For the nine months ended September 30, 2003, we experienced a decline in the number of voice access lines in service in the LTD, primarily from losses in the Illinois ILEC. At September 30, 2003, the LTD had 187,593 voice access lines in service, which is a decrease of 5,410 voice access lines from 193,003 voice access lines in service at September 30, 2002. The predominant share of voice access line losses have occurred in our Illinois operations which accounted for approximately 65% of the decrease. A persistent weakness in the local economies that Gallatin River Communications in Illinois serves has led to unemployment and certain business losses and, therefore, a decline in voice access lines in this market. We are uncertain at this time regarding the trend for voice access lines in this market in the near future.

The number of DSL subscribers we serve in the LTD continues to increase. We believe we have been successful in addressing competition from new high speed Internet access product introductions, particularly by cable operators, in our markets during 2002 and 2003. We believe that the execution of our strategy and our ability to deliver a quality DSL product in a timely manner has made us the provider of choice in our markets. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for the LTD. As of September 30, 2003, we had 21,194 DSL connections in service, an increase of 6,097 connections from 15,097 DSL connections at September 30, 2002. Our penetration rate for installed DSL connections reached 11.3% of our LTD voice access lines at September 30, 2003 compared to 7.8% at September 30, 2002.

We have also been successful in growing other revenues in the LTD including the provision of long distance and vertical services to our customers. At September 30, 2003, we had 95,466 long distance accounts compared to 90,496 long distance accounts at September 30, 2002. In addition, our penetration rates for voicemail and caller ID have continued to increase. We are currently in the preliminary stages of assessing the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers.

We have experienced a decrease in the number of dial-up Internet accounts we service. At September 30, 2003, we had 24,966 dial-up Internet customers which was a decrease of 2,990 customers, or 10.7%, from 27,956 dial-up Internet customers at September 30, 2002. We believe that a large percentage of the decrease in dial-up Internet customers comes from customers switching from our dial-up product to our high-speed DSL product.

We have experienced a decrease in revenues for the first nine months of 2003 compared to the same period in 2002 as new sales of new services and renewals of expiring customer contracts have not been enough to replace customers that do not continue with our service. At September 30, 2003, the ICD had 14,915 voice access lines and 701 high speed data connections in service. At December 31, 2002, the ICD served approximately 16,340 voice access lines and 710 high speed data connections. The decrease in voice access lines is attributed primarily to the loss of one customer in North Carolina as the result of a merger. We are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

We will continue to offer bundled services and to competitively price our services in each of our markets. In our North Carolina ILEC operation, we have recently begun offering a bundled plan that includes unlimited local and long distance calling in the domestic United States, several custom calling features such as Caller ID and voicemail, and high speed DSL service for a single monthly fee subject to a one-year contract. This new plan has been well accepted by our customers since introduction. Based on results to date, we have found that over 50% of customers taking this new plan did not have our DSL service previously which has led to an overall increase in our average revenue per unit. Based on the success of this bundle plan in our North Carolina ILEC, we are evaluating the feasibility of introducing similar plans in our other ILEC operations. In addition, we intend to continue to offer other combined service discounts and programs designed to give customers incentives to buy bundled services.

Bankruptcies by interexchange carriers, including MCI WorldCom and Global Crossing in 2002, have impacted our financial results, including our revenues, operating income and cash flows. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on local exchange carriers, we may be unable to appropriately protect ourselves against the financial impact on revenues or results of operations and cash flows associated with any future bankruptcies of interexchange carriers or other telecommunication service providers.

Expenses
--------

Operating expenses reported in the LTD have been fairly consistent from period to period in recent quarters. After completion of our last acquisition in March 2000, we focused on integrating our ILEC acquisitions and implementing business process management tools to better manage expenses. Accordingly, we have experienced fairly significant decreases in operating expenses in our ILEC operations since 2000. In more recent quarters, the rate of decrease has slowed. We will seek to maintain the expense reductions that we have achieved in the LTD.

In recent quarters, the ICD has been focused on achieving sustainable positive cash flow. An important part of this strategy was the decision, in the fourth quarter of 2001, to slow the rate at which the ICD was adding new voice and high speed data connections. With slower planned growth, fewer sales personnel were needed and, as a result, fewer provisioners, sales engineers, customer care and other support personnel were required. In addition, certain fixed facility and overhead costs were reduced or eliminated. In addition to our strategy of slower planned growth, we also completed the transformation of the ICD as a true edge-out CLEC by placing the responsibility for managing and operating the ICD's markets with the managers of our respective ILECs. This allowed for additional reductions in operating expenses as we were able to eliminate a number of redundant operations in the ICD. The ICD also focused on grooming its network to reduce the costs of delivering services to its customers by replacing more expensive special access circuits with circuits provided for in our interconnection agreements with the incumbent local exchange carriers. In combination, these adjustments led to significant decreases in operating expenses in the ICD.

Since the fourth quarter of 2002, the ICD's operating expenses have remained relatively consistent. In the near term, barring any unforeseen events, we expect that further decreases in operating expenses, if any, should be minimal.

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

We have a resale agreement with Global Crossing to provide long distance transmission services that contains minimum volume commitments. Although we believe that we will meet these commitments, we may not be successful in generating adequate long distance business to absorb our minimum volume commitment and will be required to pay for long distance transmission services that we are not using. We renewed our agreement with Global Crossing during the third quarter of 2003 on a long-term basis with lower minimum volume commitments than existed in the previous contract.

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

We have operating support and other back office systems that we use to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collection and customer care service systems for the access lines in our operations. We may review and consider the benefits offered by the latest generation of systems and, if we implement new systems, we expect that our operating support systems and customer care expenses may increase.


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


Results of Operations

Nine Months ended September 30, 2003 compared to Nine Months ended September 30, 2002

Total revenues were $137.6 million for each of the nine month periods ended September 30, 2003 and September 30, 2002. Revenues in the LTD increased approximately $1.0 million, or 0.8%, to $127.0 million in the first nine months of 2003 from $126.0 million in the first nine months of 2002. In the first nine months of 2003, revenues from Internet and enhanced data services increased approximately $2.0 million, long distance revenues increased $0.7 million and miscellaneous revenues increased approximately $1.7 million compared to the same period in 2002. The increase in Internet and enhanced data revenues is attributed to an increase in the number of DSL subscribers. The LTD served 21,194 DSL connections at September 30, 2003, an increase of 6,097 connections, or 40.4%, from the 15,097 connections in service at September 30, 2002. Likewise, long distance revenues increased due to an increase in the number of long distance accounts served. At September 30, 2003, the LTD had 95,466 long distance accounts, an increase of 4,970 long distance accounts, or 5.5%, from 90,496 accounts served at September 30, 2002. Finally, the increase in miscellaneous revenues is attributed to the impact on miscellaneous revenues in the first nine months of 2002 due to approximately $1.5 million in bad debts charged against revenues for pre-petition amounts of two customers, MCI WorldCom and Global Crossing, which filed for bankruptcy during the second quarter of 2002. No comparable bad debt charges were recognized in the first nine months of 2003. These increases in LTD revenues were offset by a decrease of $3.3 million in local service revenues. The decrease in local service revenues is primarily attributable to anticipated lower network access revenues, as a result of lower Universal Support Fund receipts, in the first nine months of 2003 compared to the same period of 2002. In addition, local service revenues were impacted by the decrease in voice access lines. At September 30, 2003, the LTD served 187,593 voice access lines, a decrease of 5,410 voice access lines, or 2.8%, from 193,003 voice access lines served at September 30, 2002. Revenues in the ICD decreased approximately $1.0 million, or 8.5%, to $10.6 million in the first nine months of 2003 compared to $11.6 million in the first nine months of 2002. The decrease is attributed primarily to a $0.8 million decrease in local service revenues primarily from lower voice access lines and lower network access revenues. At September 30, 2003 and 2002, the ICD had 15,616 and 16,790 voice access and high speed connections in service, respectively, representing a decrease of 1,174 connections, or 7.0%.

Revenues from voice services, which are comprised of local, network access and long distance services, as a percentage of total revenues, were approximately 81.4% and 84.0% for the nine months ended September 30, 2003 and 2002, respectively. The LTD and the ICD provided approximately 92.3% and 7.7% of total revenues, respectively.

Total operating expenses decreased $14.3 million from $118.5 million, or 86.1% of total revenues in the first nine months of 2002, to $104.2 million, or 75.7% of total revenues, in the first nine months of 2003. Approximately $2.7 million of the decrease is the result of a one-time, non-cash gain from a pension curtailment in the first quarter of 2003. Accrual of benefits for qualified plan participants who are not members of bargaining units in our non-contributory, defined benefit pension plan was frozen in the first quarter of 2003. As a result, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The pension curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million resulted in a reduction in pension expenses and $0.1 million went to reduce capital additions. The gain was recognized in the first quarter of 2003 and allocated between the subsidiaries who participate in the plan. Although further accrual of benefits by plan participants is frozen, we have a continuing obligation to fund the plan and continue to recognize net periodic pension expense. Approximately $2.1 million of the net gain was recognized as a reduction of pension expenses in the LTD and $0.6 million as a reduction of pension expenses in the ICD. In addition, approximately $3.2 million of the decrease came from changes in restructuring expenses. In the third quarter of 2003, we recognized a benefit of approximately $0.5 million for adjustments made to restructuring accruals for differences between our actual results and the initial restructuring expenses of $2.7 million that were recognized in the third quarter of 2002 in accordance with EITF 94-3. Alternatively, in the third quarter of 2002, we recognized a restructuring charge of $2.7 million. Approximately $0.2 million of the change impacted the LTD and $3.0 million impacted the ICD.
The remaining decrease is attributable to other expense reductions in both the LTD and the ICD.

In the LTD, operating expenses decreased $4.6 million, or 5.2%, to $84.7 million in the first nine months of 2003 from $89.4 million in the first nine months of 2002. Approximately $2.1 million of the decrease is the result of the pension curtailment gain in the first quarter of 2003 and $0.2 million of the decrease came from the change in the restructuring expenses. The remaining decrease is due to expense reductions from business process improvements. In the ICD, operating expenses in the first nine months of 2003 were approximately $19.5 million, which is $9.7 million, or 33.2%, lower than operating expenses of $29.1 million in the first nine months of 2002. Approximately $0.6 million of the decrease is the result of the pension curtailment gain and $3.0 million of the decrease is due to the change in restructuring expenses. The remainder of the decrease in operating expenses reflects the impact of the adjustments made in the ICD's operations in the third quarter of 2002 for the realignment of its operations under the responsibility of the LTD. The ICD's operating expenses reflect the benefit of those cost reductions for a full nine months of 2003 compared to one month of benefit in 2002.

Net operating income increased approximately $14.3 million from $19.1 million, or 13.9% of total revenues in the first nine months of 2002, to $33.4 million, or 24.3% of total revenues in the first nine months of 2003. The increase is primarily attributable to expense reductions recognized in both the LTD and the ICD. Net operating income in the LTD increased $5.6 million, or 15.3%, to $42.3 million in the first nine months of 2003 from $36.7 million in the first nine months of 2002. For the ICD, the net operating loss improved $8.7 million, or 49.5%, to an operating loss of $8.9 million in the nine month period ended September 30, 2003 from an operating loss of $17.6 million in the nine month period ended September 30, 2002.

Interest expense decreased $1.0 million to $47.1 million, or 34.2% of total revenues, in the first nine months of 2003 compared to $48.1 million, or 35.0% of total revenues, in the first nine months of 2002. The decrease in interest expense is attributed to a lower weighted average interest rate and a lower average outstanding balance of long-term debt during the first nine months of 2003 compared to the first nine months of 2002. This decrease was offset by a $1.3 million accrual for interest expense recorded in the third quarter of 2003 related to potential income tax payments. During 2002, in consultation with our tax advisors, we elected to amend certain prior year income tax returns resulting in refunds. We received the refunds during 2002 and reflected them as deferred income tax liabilities in recognition of the nature of the amendments. In the third quarter of 2003, we were verbally notified by the Internal Revenue Service, as part of an audit, that our position in the amended income tax returns would be disallowed requiring the return of approximately $5.8 million of the refunds received. Subsequent to September 30, 2003, one operating company received formal written notification from the IRS stating the disallowance of our position and we anticipate that written notifications will be provided to our other operating companies. In accordance with Statement of Financial Accounting Standards 5 ("SFAS 5"), we determined that a $1.3 million liability existed that met the criteria for accrual for interest expense on the income tax refunds at September 30, 2003. Until we have resolved this uncertainty, which we expect may take one to two years, we will continue to accrue additional interest expense of approximately $0.4 million per year.

For the nine month period ended September 30, 2003, we had other income of $2.1 million compared to other expense of $2.8 million in the nine month period ended September 30, 2002, an improvement of $4.9 million. The improvement is primarily attributed to two charges taken in the first nine months of 2002 for a $4.5 million loss from the writedown of our investment in the common stock of US Unwired Inc. and a $2.1 impairment charge that reduced the carrying value of an investment accounted for using the equity method. The impact of these charges was offset by the recognition of a gain on the sale of assets of $0.6 million and approximately $0.9 million in interest income related to certain income tax refunds in the first nine months of 2002. No comparable gains or interest income were recorded in the first nine months of 2003.

Our net loss improved $20.3 million from a net loss of $32.1 million, or 23.3% of total revenues, in the first nine months of 2002, to $11.8 million, or 8.6% of total revenues, in the first nine months of 2003, as a result of the factors discussed above. The LTD had net income of $17.1 million in the first nine months of 2003 compared to net income of $5.8 million in the first nine months of 2002, an increase of $11.3 million. For the nine month periods ended September 30, 2003 and 2002, the ICD had a net loss of $28.9 million and $37.9 million, respectively, an improvement of $9.0 million.


Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Our total revenues decreased $0.4 million, or 0.9%, to $46.4 million for the three months ended September 30, 2003 from $46.8 million for the three months ended September 30, 2002. Revenues in the LTD for the third quarter of 2003 and 2002 were $43.0 million in each period. Increases of $0.3 million in long distance revenues, $0.7 million in Internet and enhanced data revenues and $0.1 million in miscellaneous revenues offset a $1.1 million decrease in local service revenues. For the three months ended September 30, 2003, the ICD had revenues of $3.4 million, a $0.4 million, or 10.4%, decrease from revenues of $3.8 million for the three months ended September 30, 2002. The decrease is attributed to a $0.3 million decrease in local service revenues and a $0.1 million decrease in transport revenues. Revenues from voice services, as a percentage of total revenues, were approximately 80.9% and 82.4% for the three months ended September 30, 2003 and 2002, respectively.

Our total operating expenses decreased $6.7 million from $43.0 million, or 91.8% of total revenues, in the three month period ended September 30, 2002 to $36.3 million, or 78.1% of total revenues, in the three month period ended September 30, 2003. Operating expenses in the LTD were $29.7 million in the three months ended September 30, 2003 and $30.4 million in the three months ended September 30, 2002, a decrease of $0.7 million, or 2.4%. A decrease in selling, general and administrative expenses of $1.7 million was offset by increases in cost of services of $0.3 million and depreciation and amortization expenses of $0.7 million. The decrease in selling, general and administrative expenses is attributed primarily to expense reductions as a result of business process improvements. In addition, selling, general and administrative expenses decreased approximately $0.5 million due to lower long-term incentive plan expenses in the third quarter of 2003 compared to the third quarter of 2002 and $0.2 million from the change in the restructuring expenses. The increase in cost of services is attributed primarily to $0.3 million in expenses in the third quarter of 2003 for DSL modems used in the LTD. Prior to the third quarter of 2003, the LTD capitalized the cost of DSL modems as telephone plant and equipment. In the ICD, operating expenses decreased $6.0 million, or 47.8%, to $6.6 million in the third quarter of 2003 from $12.6 million in the third quarter of 2002. The decrease is attributed to lower cost of services of $1.9 million and lower selling, general and administrative expenses of $3.9 million from expense reductions taken in the ICD in the prior year as it implemented its strategy to slow its growth and completed its transition to being an edge-out CLEC. In addition, approximately $3.0 million of the decrease is attributed to the changes in restructuring expenses.

Our net operating income for the three month period ended September 30, 2003 increased approximately $6.3 million to $10.1 million from $3.8 million for the three month period ended September 30, 2002. As a percentage of total revenues, our net operating income was 21.9% in the third quarter of 2003 and 8.2% in the third quarter of 2002. The increase in net operating income is primarily attributed to reductions in operating expenses in both the LTD and the ICD as discussed above. Net operating income in the LTD in the third quarter of 2003 was $13.3 million, an increase of $0.7 million, or 5.7%, from $12.6 million in the third quarter of 2002. The ICD reported a net operating loss of $3.1 million in the third quarter of 2003 and $8.7 million in the third quarter of 2002, an improvement of $5.6 million, or 64.3%.

Interest expense increased $0.4 million, or 2.5%, to $16.4 million for the third quarter of 2003 compared to $16.0 million in the third quarter of 2002. Interest expense represented 35.3% and 34.1% of total revenues in the third quarter of 2003 and 2002, respectively. The increase is attributed to the $1.3 million interest accrual recorded in the third quarter of 2003 for interest expense related to potential income tax refunds. Excluding this increase, interest expense in the LTD would have decreased $0.9 million as a result of a lower average outstanding balance and lower weighted-average interest rates in the third quarter of 2003 compared to the third quarter of 2002.

For the third quarter of 2003, we had other income of $0.9 million compared to other expense of $3.4 million in the third quarter of 2002, an improvement of $4.3 million. The improvement is attributed to a $4.5 million loss from the writedown of our investment in the common stock of US Unwired Inc. in the third quarter of 2002 for which no comparable writedown was recognized in the third quarter of 2003. In the third quarter of 2003, the LTD had other income of $0.9 million compared to other expense of $3.4 million in the third quarter of 2002. The ICD had other income of $82,000 and $13,000 in the third quarters ended September 30, 2003 and 2002, respectively.

Our net loss improved $8.7 million to $5.7 million, or 12.2% of total revenues, in the three months ended September 30, 2003 from $14.4 million, or 30.6% of total revenues, in the three months ended September 30, 2002. Net income in the LTD was $4.1 million in the third quarter of 2003 compared to net income of $1.0 million for the third quarter of 2002, an increase of $3.0 million, or 289.7%. The net loss in the ICD was $9.7 million for the third quarter of 2003 compared to a net loss of $15.4 million for the third quarter of 2002, an improvement of $5.7 million, or 36.8%.

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

Operating Activities. For the nine months ended September 30, 2003 and 2002, we generated cash from operating activities of $24.3 million and $17.6 million, respectively. The increase of $6.7 million in cash from operating activities in the first nine months of 2003 compared to the first nine months of 2002 is attributable to an improvement in our net loss of $20.3 million from business process improvements in the LTD and cost reductions in the ICD.

Investing Activities. For the nine months ended September 30, 2003, we used cash for investing activities in the amount of $2.7 million compared to cash used for investing activities of $10.2 million in the nine month period ended September 30, 2002. Cash used in investing activities in the first nine months of 2003 was primarily for the purchase of telephone plant and equipment in the amount of $6.3 million. This was offset by $2.0 million received from the redemption of RTFC subordinated capital certificates and $1.6 million from changes in other assets. For the nine months ended September 30, 2002, we used cash primarily for purchases of telephone plant and equipment of $11.2 million. This was offset by proceeds from the redemption of RTFC subordinated capital certificates, net of additional purchases of subordinated capital certificates, of $0.7 million and changes in other assets of $0.2 million.

Financing Activities. For the nine months ended September 30, 2003, net cash used in financing activities was $14.6 million and consisted of payments on long-term debt of $13.6 million and the redemption of $1.0 million in minority interest. For the nine months ended September 30, 2002, net cash used for financing activities was $16.7 million and consisted primarily of payments on long-term debt of $25.2 million, the redemption of $1.0 million in minority interest and a $2.0 million redemption of member's interest. These uses of cash were offset by proceeds from long-term debt borrowings of $11.8 million.

At September 30, 2003, we had positive working capital of $12.5 million compared to negative working capital of $25.8 million at December 31, 2002. The improvement is attributed primarily to the change in the current portion of long-term debt due to the amendment entered into with the RTFC in the third quarter of 2003, described below, and an increase in our cash of $7.1 million. Under the amendment, we do not have to make any scheduled principal payments to the RTFC until the third quarter of 2004. Therefore, our current portion of long-term debt was $2.4 million at September 30, 2003 compared to $27.6 million at December 31, 2002, a change of $25.2 million. Under the terms of the amendment, our scheduled principal payments through 2010 are significantly less than under our previous agreement. As discussed below, we may be required to make annual mandatory prepayments equivalent to any excess cash flow as defined in the amendment in addition to our scheduled principal payments. These mandatory payments for excess cash flow will be based on the LTD's year-end financial results, beginning in 2005 based on the results of the 2004 fiscal year. We are uncertain what mandatory prepayments will have to be made, if any, at this time. The increase in cash is attributed to lower operating expenses and the deferral of our third quarter principal payment of approximately $6.9 million to the RTFC under the terms of the amendment.

As a result of the amendment, our liquidity position has been enhanced. The reductions in the scheduled principal payments under the amendment should provide us with additional liquidity and greater operating flexibility in the near-term.

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

RTFC Debt Facilities
--------------------

As of September 30, 2003, we had approximately $426.6 million in term loans outstanding with the RTFC. Of this amount, $414.9 million in term loans bear fixed interest rates that range between 5.65% and 9.05%, with a weighted average rate approximating 7.8%. The fixed interest rates expire at various times, beginning in October 2004 through August 2006, depending on the terms of the note. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the rates to remain variable or to fix the interest rates at the RTFC's then-prevailing base interest rate for long-tem debt with similar maturities. The remaining $11.7 million term loan has a variable interest rate of 5.4% at September 30, 2003. The fixed interest rate on this term loan expired in the third quarter of 2003 at which time it converted to the RTFC's variable base rate plus 100 basis points, or 5.4%. Prior to expiration, the interest rate on this note was fixed at 7.0%.

In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC which, among other things, allows us greater operating flexibility through an increase in our available liquidity. Under the terms of the amendment, our loan agreement is extended to November 2016. The amendment also provides us with a reduction in scheduled principal payments through 2011 as compared to our existing agreement. We will not make any quarterly principal payments, only quarterly interest payments, through the second quarter of 2004. Beginning in the third quarter of 2004, we will begin making scheduled principal payments in amounts as outlined in the amendment. We also may be required to make annual prepayments of principal based on our financial results. Annually, beginning in 2005, we will calculate the LTD's excess cash flow, as defined in the amendment, using the preceding year's financial results. If the calculation indicates excess cash flow, we must make a mandatory prepayment equivalent to that excess cash flow to reduce the principal outstanding to the RTFC. The payment will be required to be made by the second quarter of the year in which the calculation is made.

Effective with completion of the amendment, interest rates on our outstanding term loans are now at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder, which replaced the existing interest rate adders. Prior to the amendment, interest rates on these term loans were at their prevailing RTFC fixed or variable base rate plus interest rate adders ranging from 0.35% to 0.75%. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as our Total Leverage Ratio, as defined in the amendment, decreases. The interest rate adder will remain at 1.0% while the Total Leverage Ratio is greater than
5.0 to 1.0.  It decreases to 0.75% when the Total Leverage Ratio is between
4.0 to 1.0 and 5.0 to 1.0 and decreases to 0.5% when the Total Leverage Ratio is less than 4.0 to 1.0. The prior interest rate adders had no performance pricing associated with them.

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

As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates ("SCCs") that represent ownership interests in the RTFC equal to 10% of the amount borrowed. The RTFC financed the purchase of the SCCs by increasing the balance advanced for a loan by an amount equal to the SCCs purchased.

At September 30, 2003, we owned $44.0 million in SCCs. The SCCs are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. Therefore, at September 30, 2003, based on principal payments of $13.5 million made to the RTFC in 2003, we have approximately $1.4 million in SCCs eligible to be redeemed in 2004. In March 2003 and 2002, the RTFC redeemed approximately $2.0 million and $1.5 million, respectively, of our SCCs.

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

In addition to the term loans, we also have a secured line of credit and an unsecured line of credit with the RTFC. The secured line of credit is a $31.0 million facility and has no annual paydown provisions. The secured line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 5.4% at September 30, 2003. We had advanced $21.0 million against this line of credit at September 30, 2003, and the remaining $10.0 million is fully available to be drawn.
The unsecured line of credit is a $10.0 million facility at that is available for general corporate purposes to Coastal Utilities, Inc. and expires in March 2005. Under the terms of the unsecured revolving line of credit agreement, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. The unsecured line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points. Under the terms of the amendment as discussed above, we have agreed to provide the RTFC with a security interest in the assets of Coastal Utilities, Inc. to secure this line of credit.

As discussed above, the terms of the RTFC loan agreement, as amended, require MRLTDF to meet and adhere to various financial and administrative covenants. MRLTDF is, among other things, limited in its ability to declare or pay dividends to its parent, MRH; limited in its ability to make intercompany loans or enter into other affiliated transactions and restricted from incurring additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the amendment and loan agreement, any amounts available under the line of credit facilities discussed above may only be available to MRLTDF and its subsidiaries and not to us or our other subsidiaries to fund our obligations. MRLTDF is required to test its compliance with certain financial ratios on an annual basis. At September 30, 2003, MRLTDF was in compliance with the terms of its loan agreement, as amended, with the RTFC.

Senior Notes
------------

We currently have $200.0 million in publicly traded 13 1/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the Securities and Exchange Commission and are subject to the terms and conditions of an indenture. At September 30, 2003, the senior notes had a carrying value of $197.9 million, which is net of a $2.1 million unamortized discount.

Under the terms of the indenture, we must comply with certain financial and administrative covenants. Among other things, we are restricted in our ability to incur additional indebtedness, pay dividends to our member, redeem or repurchase equity interests, make various investments or other restricted payments, create certain liens or use assets as security in other transactions, sell certain assets or utilize certain asset sale proceeds, merge or consolidate with or into other companies or enter into transactions with affiliates. At September 30, 2003, we were in compliance with the terms of our senior notes indenture.

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


Capital Requirements

We require significant capital to fund our working capital needs, including our debt service requirements and capital expenditures. In the near term, we expect that our primary uses of cash will include:

   * scheduled principal and interest payments on our long-term debt;
   * the maintenance and growth of our telephone plant and network infrastructure;
   * the maintenance, upgrade and integration of operating support systems and other automated back office systems;
   * sales and marketing expenses;
   * corporate overhead; and
   * personnel and related expenses.

As discussed above, our amendment with the RTFC has significantly lowered our scheduled principal payments to the RTFC through 2010, thereby reducing the capital required to service our financing and increasing our liquidity.

We currently estimate that cash required to fund capital expenditures in 2003 will be approximately $12.0 million to $13.0 million. For the nine months ended September 30, 2003, our capital expenditures were approximately $6.3 million. Our use of cash for capital expenditures in 2003 has been significantly less than we incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital expenditures during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ or the introduction of new product lines, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2003 will be directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for the LTD than experienced in previous years including voice access line losses. In addition, the ICD has not entered into any new markets and its existing operations have not demonstrated any growth as part of its business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. During 2003, the demand for use of capital in the expansion of our telephone plant and network facilities will be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We are currently in the preliminary stages of assessing the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers. Depending on the outcome of this process, we may see an increase in our capital expenditures in future periods to support the delivery of this service to our customers.

As part of the consideration paid in the CCI acquisition in March 2000, we issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI. In 2002, MRTC, our parent, completed an agreement with these former shareholders that, among other things, modified certain provisions of the shareholders agreement. Under the terms of the agreement, the former shareholders exchanged certain of their equity interests in CCI for equity in MRTC and a note payable from MRTC. In addition, CCI redeemed 30 shares of Series A stock in CCI retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. CCI redeemed an additional 30 shares of Series A stock in June 2003 for approximately $1.0 million. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right to require CCI to redeem their remaining 120 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. We expect that the next redemption of 30 shares of $1.0 million will take place in July 2004.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements Nos. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145, effective for all fiscal years beginning after May 15, 2002, was adopted by the Company on January 1, 2003. The adoption of SFAS 145 did not have a material impact on our results of operations, financial position or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146, which nullified EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"), requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS 146, effective January 1, 2003, did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees and certain other disclosures. We adopted FIN 45 in 2003 and it did not have a material impact on our results of operations, financial position, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities ("VIEs") and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. As a result of FASB Staff Position 46-6, the application of FIN 46 for interests in VIEs or potential VIEs before February 1, 2003 has been deferred until the amended effective date of December 31, 2003 in anticipation of additional guidance to be provided by the FASB. We have determined that an unconsolidated company we hold an investment in that is accounted for under the equity method is a VIE under FIN 46 but we are not the primary beneficiary of the VIE. We provide services to the VIE for which we have recorded revenues of $0.3 million and we have recognized expenses of $0.1 million for services provided by the VIE to us in the nine months ended September 30, 2003. Our maximum exposure to loss as a result of our involvement with the VIE is the $0.3 million carrying value of our investment at September 30, 2003. We do not expect the adoption of FIN 46 to have a material impact on our results of operations, financial position, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. SFAS 150 was effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 during the third quarter of 2003. Upon adoption, we reclassified the redeemable minority interest on our balance sheet from a mezzanine level, between liabilities and equity, to current and long-term liabilities. Beyond the reclassification of the redeemable minority interest, the adoption of SFAS 150 did not have a material impact on our results of operations, financial position or cash flows.

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

As discussed above, MRLTDF executed an amendment with the RTFC in July 2003. Under the terms of the amendment, our long-term secured debt facilities with the RTFC will amortize through November 2016. As of September 30, 2003, we had fixed rate secured debt with the RTFC of $414.9 million at a blended rate of 7.77%. The fixed rates on the facilities expire from October 2004 to August 2006 at which time they will convert to variable rates. In addition, we have two miscellaneous notes that total $2.7 million at September 30, 2003 with each bearing fixed rate interest at 8.0%. Our senior notes have a stated fixed rate of 13.25%. In addition to our fixed rate facilities, we have $11.7 million in term loans and $21.0 million outstanding under a secured line of credit with the RTFC that bear variable interest rates approximating a blended average rate of 5.4%. A one percent change in the underlying interest rates for the variable rate debt would have an impact of approximately $0.3 million per year on interest expense. Therefore, we are subject to minimal interest rate risk on our long-term debt while our fixed rates are in place.


ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.


(b) Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   Part II

Item 1.  Legal Proceedings

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

In response to these newly discovered operational failures, we underwent an extensive review of the ESOP administration for the plan years 1995 through 1999. As part of this process, on June 7, 2002, we submitted a new application for a compliance statement under the Walk-In-Closing Agreement Program with the IRS. The new application restates our proposed corrections to be made for the operational failures disclosed in the first application as well as addresses our proposed corrections for the additional failures found in the administration of the ESOP. In October 2003, we received a preliminary Compliance Statement from the IRS documenting their conclusions related to our second VCO application. With our advisors, we are currently reviewing the preliminary Compliance Statement in relation to our proposed corrections. We are uncertain as to the timing of when the final Compliance Statement will be issued, but upon final issuance, we will have 150 days to make the final corrections.

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

          On July 31, 2003, we filed a Current Report on Form 8-K dated July 31, 2003 announcing our second quarter and six month operating and financial results for the period ended June 30, 2003. In addition, we announced the completion of the amendment to our loan agreement with the Rural Telephone Finance Cooperative. Our press release, dated July 31, 2003, and the amendment were attached as exhibits to the Form 8-K.

          On September 23, 2003, we filed a Current Report on Form 8-K dated September 23, 2003 announcing a presentation made on September 23, 2003 by Paul H. Sunu, our Chief Financial Officer, at the Jefferies & Company, Inc. High Yield Communications and Media Conference in New York, New York on that date. A copy of the presentation was attached as an exhibit to the Form 8-K.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MADISON RIVER CAPITAL, LLC

Date:  November 13, 2003        /s/  PAUL H. SUNU
                                --------------------------------------------
                                Name:  Paul H. Sunu
                                Title: Managing Director, Chief Financial
                                         Officer and Secretary

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