Form 10-K
period 2003-12-31
MADISON RIVER CAPITAL LLC
filed 2004-03-30
CIK 1111590

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

       For the fiscal year ended December 31, 2003
                                 -----------------

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

The aggregate market value of the common equity of the Registrant held by non-affiliates as of June 30, 2003 was zero. All of the 211,583,892 outstanding Class A member interests of the Registrant are owned by Madison River Telephone Company, LLC.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                                     INDEX

PART I    Item 1.  Business                                                   1
          Item 2.  Properties                                                 29
          Item 3.  Legal Proceedings                                          29
          Item 4.  Submission of Matters to a Vote of Security Holders        30

PART II   Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters                                      30
          Item 6.  Selected Financial Data                                    31
          Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      32
          Item 7A. Quantitative and Qualitative Disclosures About
                     Market Risk                                              47
          Item 8.  Financial Statements and Supplementary Data                47
          Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                      47
          Item 9A. Controls and Procedures                                    47

PART III  Item 10. Directors and Executive Officers of the Registrant         48
          Item 11. Executive Compensation                                     50
          Item 12. Security Ownership of Certain Beneficial Owners and
                     Management                                               52
          Item 13. Certain Relationships and Related Transactions             53
          Item 14. Principal Accountant Fees and Services                     54

PART IV   Item 15. Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                              54

SIGNATURES                                                                    56

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                    F-1

EXHIBIT INDEX                                                                 I-1


References in this Form 10-K to "we," "us," "our" and "Madison River" mean Madison River Capital, LLC and its subsidiaries.


                                      i


                         FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements be subject to the safe harbors created by those laws. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involves risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets and sources and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

    Although we believe that the expectations reflected in such forward-looking statements are accurate, the statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

  * our ability to sustain our revenues;
  * our inability to achieve profitability;
  * our ability to service our significant amount of indebtedness;
  * our dependence on economic conditions in the local markets we serve;
  * continuing softness in the U.S. economy, specifically with respect to the telecommunications industry;
  * significant and growing competition in the telecommunications industry;
  * the advent of new technology that may force us to expand or adapt our network in the future;
  * our dependence on market acceptance of DSL-based services;
  * the passage of legislation or regulations or court decisions adversely affecting the telecommunications industry;
  * the success of efforts to expand our service offerings and grow our business;
  * our ability to execute our acquisition strategy, including successfully integrating acquired businesses;
  * our ability to raise additional capital on acceptable terms and on a timely basis;
  * our ability to protect our proprietary technology;
  * the failure to implement the revised business plan for our edge-out services successfully;
  * the failure to achieve desired operating efficiencies from our information and billing systems;
  * unanticipated network disruptions;
  * our ability to obtain and maintain the necessary rights-of-way for our networks;
  * the financial difficulties of other companies in the telecommunications industry with which we have material relationships;
  * the inability to comply with the minimum volume commitments and other utilization targets in our long distance resale agreements;
  * our ability to compete effectively with the Regional Bell Operating
      Companies;
  * future liabilities or compliance costs associated with environmental and worker health and safety matters; and
  * our dependence on our key personnel.

    You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-K or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under the section "Risk Factors" and elsewhere in this Form 10-K.

Available Information
---------------------
    Investors may obtain access, free of charge, to this Madison River Capital, LLC Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports by visiting the investor relations page on our website at www.madisonriver.net. These reports will be available as soon as reasonably practicable following electronic filing with or furnishing to the Securities and Exchange Commission ("SEC"). In addition, the SEC's website is www.sec.gov. The SEC makes available on this website, free of charge, reports and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC's website is not part of or incorporated by reference into this document.

                                    PART I

Item 1.   Business

Overview
--------
    We are an established rural local telephone company, or RLEC, that serves business and residential customers in the Southeast and Midwest regions of the United States. We offer a variety of telecommunications services, including local and long distance voice, high-speed data and Internet access.

    Since 1998, we have acquired four RLECs, each of which has been serving its community for over 50 years. With these acquisitions, we purchased established businesses with stable cash flows, governmental authorizations and certifications in place, operational support systems, experienced management and key personnel and technologically advanced facilities. We believe our disciplined approach to operations has allowed us to improve the operations at each of our acquired RLECs. Our four RLECs, their location, date acquired and total number of voice access and high-speed digital subscriber line, or DSL, connections in service at December 31, 2003 are:

                                                                           Date           Access Lines at
                  Company                         Location               Acquired        December 31, 2003
    ----------------------------------     ----------------------     --------------     -----------------
     Mebtel, Inc.                          Mebane, North Carolina     January 1998            14,106
     Gallatin River Communications, LLC    Galesburg, Illinois        November 1998           83,243
     Gulf Telephone Company                Foley, Alabama             September 1999          65,874
     Coastal Utilities, Inc.               Hinesville, Georgia        March 2000              46,861

    Our RLECs serve primarily three types of customers:

     1. Residential and business customers located in our local service areas that buy local and long distance voice, high speed data and Internet access services;
     2. Interexchange carriers, wireless and other carriers that pay for access to long distance customers located within the respective RLEC's local service areas; and
     3. Customers that purchase miscellaneous services such as directory advertising or customer premise equipment.

    As of December 31, 2003, our RLECs had 210,084 connections consisting of 185,903 voice access and 24,181 DSL connections in service. Our RLEC's voice access connections were comprised of 126,415 residential access lines and 59,488 business access lines. We also had 96,586 long distance accounts and 23,773 dial-up Internet access subscribers. In addition, our RLECs provided custom calling features to customers that include voicemail, caller identification, call waiting and call forwarding.

    We were founded with the goal of acquiring, integrating and operating RLECs. We believe that RLECs are generally stable operating companies with strong cash flow margins that benefit from a favorable regulatory environment and limited competition. We believe that we can add value to our business by acquiring rural telecommunication assets and improving their cost structure and productivity. In evaluating acquisition opportunities, we apply rigorous selection criteria which include, among other things, opportunity to improve cost structure, margins and operations, current and historical operating performance, geographic location of network and proximity to our markets, market demographic profile, quality of infrastructure and facilities, regulatory environment and outlook, integration and management. With our four RLEC acquisitions, our management team has developed expertise in acquiring and integrating strategic RLEC assets into our existing operations. We believe that these skills provide us with the leverage to grow our business with further RLEC acquisitions. Although we cannot be certain, we anticipate that there will be opportunities in the future to evaluate attractive RLEC acquisition targets against our investment criteria.

    An important part of our operating strategy for acquisitions is to maintain, to the extent possible, the local identity, customer service and management presence of the acquired company. With the exception of Gallatin River, our RLECs continue to operate with the same corporate identity by which they were recognized before the acquisition. The exchanges and assets that comprise Gallatin River were acquired from Sprint and, therefore, were renamed. The responsibility for the operations of each RLEC is directed by an experienced, local management team. Our central management company, Madison River Management, LLC, or MRM, provides certain administrative, financial and technical support services to each RLEC in accordance with the terms of management services agreements. We have consolidated certain functions, including the purchase of certain products and services for the benefit of all of our RLECs at MRM in an effort to provide efficiencies and cost savings that could not be gained by each RLEC acting individually. In addition, our RLECs share information between respective management teams regarding process improvements that have been implemented and best practices that are employed to leverage the knowledge developed by each RLEC and further the overall improvement in operations.

    We also operate as a competitive local exchange carrier, or CLEC, which we refer to as our edge-out services, or EOS, providing local and long distance voice services, high-speed data and Internet access services in edge-out markets established in territories that were in close proximity to our RLECs. By developing markets in close proximity to our RLEC operations, or "edging out" from those operations, we were able to leverage off of the resources that our RLECs could provide. Beginning in 2002, the responsibility for managing and operating our edge-out services was transitioned to the managers of our respective RLECs. Currently, our three edge-out markets are: (i) the Triangle (Raleigh, Durham and Chapel Hill) and Triad (Greensboro and Winston-Salem) regions of North Carolina; (ii) Peoria and Bloomington, Illinois; and (iii) New Orleans, Louisiana and nearby cities. Customers of our edge-out services are generally medium and large businesses that utilize eight voice lines or more and high speed data services. Our edge-out services provide integrated communications services built on high speed broadband service offerings utilizing advanced bandwidth enhancing technologies such as asynchronous transfer mode, or ATM, high speed data and fiber optic networks.

    As part of our edge-out services, we maintain approximately 2,300 route miles of fiber optic network, the majority of which comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have designated Atlanta and Dallas as our Internet egress points. Our fiber optic network supports our dial-up, DSL and high speed Internet services provided in our RLEC operations and edge-out services which use our network to connect to the Internet. Because we have found the fiber transport business to be extremely competitive and price driven, we are not actively expanding this line of business at this time.

    For the year ended December 31, 2003, we had revenue, operating income and EBITDA of $186.4 million, $42.5 million and $98.2 million, respectively. For the years ended December 31, 2002 and 2001, we had revenue of $184.2 million and $184.3 million, respectively, operating income of $28.9 million and $13,000, respectively, and EBITDA of $77.1 million and $43.7 million, respectively. At December 31, 2003, we had 225,228 connections and at December 31, 2002 and 2001, we had 223,725 and 223,371 connections, respectively. See footnote (d) under "Selected Financial and Operating Data" for a definition of EBITDA and reconciliation of EBITDA to net loss.

    In fiscal year 2003, revenues generated by our RLECs were approximately $172.5 million, or 92.5% of our total operating revenues, while revenues from our edge-out services were approximately $13.9 million, or 7.5%, of our total operating revenues. As of December 31, 2003, our RLECs served 185,903 voice access and 24,181 DSL connections. In our edge-out markets, we served 14,462 voice access and 682 high-speed data connections.

Corporate Organization and Ownership
------------------------------------
    Madison River is a limited liability company that was organized in 1999 under the provisions of the Delaware Limited Liability Company Act. We are a wholly-owned subsidiary of our parent company, Madison River Telephone Company, LLC ("MRTC"). MRTC was founded in April 1996 by a management team led by J. Stephen Vanderwoude, former President and Chief Operating Officer of Centel Corporation. Equity investors in MRTC include affiliates of Madison Dearborn Partners, Goldman Sachs & Co., Providence Equity Partners, the former owners of Coastal Utilities, Inc. and certain members of our management team.

Our Markets

    Our RLEC markets are predominantly in rural areas and small towns and cities. We are the incumbent provider of basic telephone services in these markets. At December 31, 2003, our RLECs had 185,903 voice access lines in service, of which approximately 68% were residential and 32% were business. We believe our RLEC markets have demonstrated the need and potential for a provider of a full range of communications solutions. We strive to be the service provider of choice for our customers in our RLEC markets by providing a full suite of integrated communications services in local and long distance voice, high speed data, Internet access and custom calling features.

    We have dedicated and experienced senior managers and customer service representatives located in each region in which we operate with an extensive knowledge of the dynamics of their specific markets and the needs of our customers. In each of our markets, we maintain business offices that provide our customers the opportunity to meet personally with our local management, customer service and sales representatives and pay their bills directly.

    In recent months, we have seen declines in the number of voice access lines we serve in our established markets due to a number of factors. At December 31, 2003, our RLECs served 185,903 voice access lines, which is a decrease of 4,350 voice access lines from 190,253 voice access lines in service at December 31, 2002. Approximately 53.9% of the decrease during 2003 is attributed to the removal of 2,344 second lines. We believe the decrease in second lines is the result of our increasing number of DSL connections being place in service as our customers are dropping their second lines when they take our DSL service.

    Another factor for the decrease in voice access lines is attributed to our Illinois operations, Gallatin River. When excluding the impact of second lines that were removed, Gallatin River had a decrease of 2,496 primary voice access lines. This accounts for our entire decrease in primary voice access lines as each of our other RLECs had increases in the number of primary voice access lines served during 2003. A persistent weakness in the local economies that Gallatin River serves, which are predominantly industrial and agricultural in nature, has led to some loss in the business base and higher unemployment. We are uncertain at this time regarding the trend for connections in this market in the near future.

    We have seen strong demand for our DSL service offerings in our RLEC markets. At December 31, 2003, we served 24,181 DSL connections which is an increase of 7,758 connections, or 47%, from 16,423 connections in service at December 31, 2002. The increase in DSL connections was spread across each of our RLECs. Our penetration rate of DSL connections to voice access lines is approximately 13% at December 31, 2003. We expect to experience strong growth in the number of DSL connections we serve in each market as we introduce new bundled product offerings.

    In March 2004, military officials at Fort Stewart in Hinesville, Georgia, announced that the 3rd Infantry Division stationed there has received orders to prepare for a full deployment by February 2005. Our RLEC, Coastal Utilities, Inc. serves the Hinesville area including the military base. We are currently gathering information regarding this deployment and plan to assess the impact on our operations and cash flows.

Products and services

    We seek to capitalize on our local presence and network infrastructure by offering a full suite of integrated communications services in voice, high-speed data, fiber transport, Internet access and long distance services, as well as value-added features such as call waiting, caller identification, voicemail and conference bridge services, all on one bill. Set forth below are brief descriptions of the communications services we provide to our customers in our markets:

    Local services

    We provide basic local telephone service to residential and business customers in our franchised territories. Except for customers of Gallatin River, our customers are charged a flat monthly fee for the use of this service. Our Gallatin River customers pay a flat fee plus local usage pursuant to a local measured service, or LMS, type tariff. We also offer our customers a variety of custom calling features, such as voicemail, caller identification, call waiting and call forwarding. These custom calling features are bundled into packages with other services and sold at a discount as well as being offered separately. We charge a flat monthly fee for these custom calling features that will vary depending on the bundled offering and types of services selected.

    Also included in our local service revenues are network access revenues. Network access revenues are earned for the origination and termination of long distance calls, and usually involve more than one carrier providing long distance service to the customer. Long distance calls are generally billed to the customer originating the call. Therefore, a mechanism is required to compensate each carrier involved in providing services related to the long distance calls such as the origination and termination of the long distance call. This mechanism is referred to as a network access charge and revenues from these charges are derived from charges to the end user of the service as well as billings to interexchange carriers for the use of our facilities to access our customers. In addition, contributions received from our participation in universal service funding support mechanisms are included as part of network access revenues. Universal service funding mechanisms provide support for the capital invested in communications infrastructure to promote universal telecommunications services at affordable rates for rural customers. For the year ended December 31, 2003, local service revenues represented 68.1% of our total revenue.

    Long distance services

    We provide long distance services under our own brand names in each of our franchised territories. Long distance revenues are earned as our long distance customers make calls. The charges are based on the length of the calls and the rate charged per minute unless offered under one of our bundled packages at a fixed price. In addition, some customers pay a fixed minimum monthly charge for our long distance service independent of the actual calls made. We bundle our long distance service with other custom calling features to offer an attractively priced option to our customers. For the year ended December 31, 2003, long distance service revenues represented 8.4% of our total revenue.

    Internet and enhanced data services

    We provide high-speed DSL services and dial-up Internet services in our franchised territories. Our DSL service provides high-speed access to the Internet at upload and download speeds up to 3.0 megabytes per second. Our DSL services are purchased by both residential and business customers for a monthly fee. Currently, we are capable of providing DSL service to approximately 90% of our customers. Our dial-up Internet service provides customers, primarily residential customers, a connection for unlimited access to the Internet over their existing phone lines for a flat monthly fee. Customers using our Internet access services have the ability to establish an email account and to send and receive email. We offer our customers these services as part of discounted packages that include other services and features. For the year ended December 31, 2003, internet and enhanced data service revenues represented 8.7% of our total revenue.

    Edge-out services

    In markets near our franchised territories, we provide local, long distance and high speed data services primarily to medium and large businesses. In addition, as part of our edge-out services, we maintain and market a fiber transport and Internet egress business to customers primarily in the Southeast region of the United States. In our edge-out markets, we provided basic local exchange services to 14,462 voice access lines and 682 high-speed data connections as of December 31, 2003. Approximately 67% of our edge-out customers take our data product. In addition, we provide data and Internet related services to our customers primarily using ATM switches distributed strategically throughout our network, enabling customers to use a single network connection to communicate with multiple sites throughout our fiber optic network and egress to the Internet. Our transport business customers are other interexchange carriers and major accounts and we provide services such as intercity transport, including both high capacity and optical wavelength transport, metro access services and Internet egress services at a DS-3 level and above. For the year ended December 31, 2003, edge-out service revenues represented 7.5% of our total revenue.

    Telephone directory and other miscellaneous revenues

    Our telephone directory and other miscellaneous revenues consist primarily of revenues from advertising sold in our telephone directories, revenues earned from sales of telephone equipment to business customers and revenues earned from other carriers for billing their long-distance customers for long-distance calls and collecting the amounts due.

    Our directory service provides telephone directories in our RLEC markets that consist of residential and business white and yellow page listings and advertisements. We currently produce nine different directories in our service areas. We provide this service through third-party contractors who pay us a percentage of revenues realized from the sale of advertising placed in these directories.

    We are a reseller of telephone equipment, such as telephone systems and handsets, primarily to business customers. As part of this service, we provide installation and support to our customers including maintenance under contract agreements for fees based on the level of services provided. For the year ended December 31, 2003, telephone directory and other miscellaneous revenues represented 7.3% of our total revenue.

    We are currently in the preliminary stages of assessing the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process for this product offering, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers.

Sales and marketing

    Our marketing approach emphasizes customer oriented sales, marketing and service with a local presence. For our RLECs, we market our products primarily through our customer service and sales representatives supported by direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events. Best sales practices are shared amongst our RLECs. In each of our RLEC markets, we maintain business offices that allow our customers the opportunity to pay their bills directly or meet personally with our customer service and sales representatives. Our customer service and sales representatives are well trained and earn incentive compensation to promote sales of services to customers that meet their unique needs. In each RLEC, we also have quota-carrying outside sales representatives that market to businesses by offering focused, customized proposals.

    The services we provide can be purchased separately but more often are included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. Our sales and marketing strategy for our RLECs focuses on the bundling of services and the benefits it provides to our customers. We believe that a fully-integrated bundle of services maximizes our opportunity to increase penetration of new and existing services and reduces our risks of losing customers to increasingly aggressive competitors. We feel that the convenience and simplicity of a single provider and a single bill, in addition to the cost savings, is highly valued by our customers. Because of the convenience a bundle offers, we believe customers are more satisfied and less likely to select other vendors as their telecommunications provider.

    We have recently introduced a residential bundled offering called our "No Limits" package. After a successful introduction in our North Carolina market in July, a similar bundling option is now offered in each of our RLEC markets. Our results show that the No Limits package has been successful in increasing penetration rates. Many of our customers selecting the No Limits package are new DSL customers and long distance customers.

    The No Limits bundle is marketed to our residential customers at approximately $85 per month, with the price varying slightly by location. We believe our pricing points for the No Limits package is at a level equal or better than packages offered by cable, wireless, and IXC competitors in our markets. Customers sign a one-year service agreement with this bundled package. The No Limits package offers:

  * unlimited local telephone service;

  * unlimited nationwide long distance;

  * unlimited use of our most popular custom calling features including caller identification and voicemail; and

  * unlimited use of our high-speed DSL service for Internet access.

    We also employ marketing campaigns to systematically move customers from our dial-up Internet service to DSL and from purchasing single services to purchasing bundled options like the No Limits package. Because of the convenience a bundle offers, we believe customers are more satisfied and less likely to seek other vendors for their voice and data services.

    In our edge-out services, our sales and marketing group consists of an agent liaison manager for each of our three edge-out operating regions that work with 22 companies authorized as agents to market our services. In addition, two quota-carrying outside sales representatives for Gallatin River in Illinois also market edge-out services. Our agents and our direct sales force market our services to medium and large businesses. These sales forces make direct calls to prospective and existing business customers, conduct analyses of business customers' usage histories and service needs, and demonstrate how our service package will improve a customer's communications capabilities and costs. Our network engineers work closely with our sales representatives to design service products and applications, such as high speed data and wholesale transport services, for our customers. For our existing customer base, our Client Based Marketing group handles contract renewals and upgrades. We divide our account types between General Business and Major Accounts. General Business customers generally have under 100 access lines. Major Account business customers generally have more than 100 access lines and/or requirements for high capacity data transport and access.

    We serve our edge-out markets predominantly from our established operations in Mebane, North Carolina and Pekin, Illinois. We also have sales and operations facilities in New Orleans, Louisiana that are managed by our RLEC in Foley, Alabama. Our local offices are primarily responsible for coordinating service and customer premise equipment installation activities. Our technicians survey customer premises to assess building entry, power and space requirements and coordinate delivery, installation and testing of equipment.

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

    We seek to maintain and enhance the strong brand identity and reputation that each of our RLECs enjoys in its communities. We believe this provides us with a competitive advantage. For example, in each of our major areas of operation, we market our products and presence through our local brand names, Mebtel Communications, Gallatin River Communications, Gulf Telephone Company and Coastal Utilities. As we market new services, or reach out from our established markets, we will seek to use our brand identities to attain increased recognition with potential customers. In our edge-out markets, we are building and enhancing our brand identity as Madison River Communications.

Network

    We offer facilities-based services in each of our markets. Our fully integrated telecommunications network is comprised primarily of ATM core switches, capable of handling both voice and data, and time division modulation, or TDM, digital central office switches and our packet network used for DSL services that reach approximately 90% of our RLEC customers. Our network also includes approximately 3,600 route miles of local and long-haul fiber optic network predominately based in the southeastern United States. We currently own predominantly all of our network facilities in our RLEC operations. In our edge-out services, we own most of our network facilities, including substantially all of our long-haul fiber network, but do lease certain facilities and elements to allow us to serve our customers. We have not booked any revenues from swaps of indefeasible rights to use, or IRUs.

    We have a full suite of proven operational support systems, or OSSs, and customer care/billing systems that we believe allow us to meet or exceed our customers' expectations. Our OSSs include automated provisioning and service activation systems, mechanized line record and trouble reporting systems, inter-company provisioning and trading partner electronic data exchange systems. We employ an Internet service provider provisioning system and helpdesk database software to assist new data customers and to communicate with them when necessary. We currently bill our edge-out and Gulf Telephone Company customers using our Unix-based Single View billing system and Coastal Utilities customers with an AS400 based billing system from Comsoft. We outsource our billing for Mebtel and Gallatin River to a third party vendor. We believe our OSSs are scalable to accommodate reasonable growth and expansion we may experience.

    Our network operations center located in Mebane, North Carolina monitors all of our networks, transport and ATM elements, digital switching systems and ISP infrastructure devices twenty-four hours a day, 365 days a year.

    The majority of our fiber optic network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five United States Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have designated Atlanta and Dallas as our Internet egress points.

    In connection with our offering of local exchange services in our edge-out markets, we have entered into interconnection agreements to resell the incumbent carrier's local exchange services and interconnect our network with the incumbent carrier's network for the purpose of immediately gaining access to the unbundled network elements necessary to provide local exchange services and high speed data service. The interconnection agreements contain provisions that grant us the right to obtain the benefit of any arrangements entered into during the term of the interconnection agreements between the incumbent carriers and any other carrier that materially differs from the rates, terms or conditions of our interconnection agreements. Under the interconnection agreements, we may resell one or more unbundled network elements of the incumbent carriers at agreed upon prices. As will be discussed further in the Regulatory Section, the status of our interconnection agreements with the incumbent carriers is at risk due to a ruling by the United States Court of Appeals for the District of Columbia Circuit, or DC Circuit, to vacate and remand portions of the Federal Communication Commission's Triennial Review Order. As a result of this ruling, we are uncertain whether the interconnection agreements we have with other incumbent local exchange carriers, or ILECs, will remain in effect or will be subject to significant modifications.

Management

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

    We have entered into employment, confidentiality and noncompetition agreements with our key executive members of management. The agreements are subject to termination by either party (with or without cause) at any time subject to applicable notice provisions. Additionally, the agreements prohibit the executives from competing with us for a maximum period of up to 15 months, following termination for cause or voluntary termination of employment. We have not entered into employment agreements with any other key executives.

    We believe our management team has been successful in acquiring and successfully integrating strategic assets into our existing operations. Further, we believe the skill and experience of our management team will continue to provide significant benefits to us as we continue to enhance and expand our service offerings and grow our business.

Employees

    As of December 31, 2003, our work force consisted of 643 full time employees. Approximately 138 of our employees at Gallatin River are subject to collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW") and with the Communications Workers of America
 ("CWA"). Our labor agreement with the CWA, covering employees of Gallatin River in Galesburg, Illinois, was renegotiated during 2002 for a three-year period that ends in April 2005. Our labor agreements with the IBEW, covering employees of Gallatin River in Dixon and Pekin, Illinois, were also renegotiated during 2002. The collective bargaining agreement for the employees in Dixon was extended to November 2005 and the collective bargaining agreement for employees in Pekin was extended to September 2005. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We also believe that our relations with our employees are good.

Industry overview and competition

    Over the past several years, the telecommunications industry has undergone significant structural change. Many of the largest service providers have achieved growth through acquisitions and mergers while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from their creditors. Recently, capital in the form of public financing or public equity was generally not as available to new entrants and competitive providers as compared to the levels available in previous years. Capital constraints have caused a number of competitive providers to change their business plans. Consolidation of competitive providers has resulted in part due to these capital constraints. Despite these changes, the demand for all types of telecommunications services have not diminished, particularly high speed data services.

    The passage of the Telecommunications Act of 1996, or the Telecom Act, which amended the Communications Act of 1934, as amended, or the Communications Act, substantially changed the regulatory structure applicable to the telecommunications industry, with a stated goal of stimulating competition for virtually all telecommunications services, including local telephone service, long distance service and enhanced services. Companies are increasingly bundling these services and providing one-stop shopping for end-user customers. There has also been an increase in competition from incumbent local exchange companies edging out of the territories where they are the incumbent carriers, wireless providers and other intermodal competitors, including cable operators.

    We operate in the rural telephone industry. Our industry is comprised of hundreds of carriers ranging in size from 3.2 million access lines to family-owned local exchange carriers with less than 5,000 access lines. The RLEC sector has several attributes which distinguish it from urban oriented telephone companies. These include limited competition due to the high cost of building competitive networks in rural areas, a favorable regulatory environment which limits the requirement to resell elements of our networks to competing carriers and a universal service fund which compensates RLECs to the extent they have to offset the higher costs of operating in rural areas.

    Rural telephone companies owned by families or small groups of individuals face technical, administrative and regulatory complexities of the local telephone business which challenge the capabilities of local management. We believe that the owners of many of these small companies will consider selling their businesses. In addition, several larger, urban oriented, telephone companies have sold, or are considering selling, a portion of their rural telephone exchanges in order to focus on major metropolitan operations that generate the majority of their revenues. As a result, we believe that there will be further acquisition opportunities for rural telephone operations.

    Since the passage of the Communications Act, federal and state regulations promoting the widespread availability of telephone service have allowed rural and small urban telephone companies to maintain advanced technology while keeping prices affordable for customers. This policy commitment was reaffirmed and expanded by the universal service provisions of the Telecom Act. In light of the high cost per access line of installing lines and switches and providing telephone service in sparsely populated areas, a system of cost recovery mechanisms has been established to, among other things, keep customer telephone charges at a reasonable level and yet allow owners of such telephone companies to earn a fair return on their investment. These cost recovery mechanisms, which are less available to larger telephone companies, have resulted in robust telecommunications networks in many rural and small urban areas, and such capabilities may deter entry by potential competitors in these small markets. Currently, Gallatin River and Gulf Telephone Company are our only RLECs with facilities-based competition.

    In markets where we have implemented our edge-out strategy, we are subject to competition from the incumbent local exchange companies and other CLEC competitors, including cable television operators, other incumbent local exchange companies operating outside their traditional service areas, long distance carriers and wireless carriers. The ongoing consolidation and constraints on capital in the telecommunications industry could change the nature of our competitive environment.


                                  Regulation

     The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the telecommunications industry, and such changes may have an adverse effect on us in the future. See "Risk Factors-We are subject to extensive government regulation."

Overview

    We are subject to regulation by federal, state and local government agencies. At the federal level, the Federal Communications Commission, or the FCC, has jurisdiction over interstate and international telecommunications services. State telecommunications regulatory commissions exercise jurisdiction over intrastate telecommunications services. The FCC does not directly regulate enhanced services and has preempted certain inconsistent state regulation of enhanced services. Additionally, municipalities and other local government agencies regulate limited aspects of our business, such as use of government owned rights of way, construction permits and building codes.

Federal Regulation

    We are subject to, and must comply with, the Communications Act.
Pursuant to this statute and associated FCC rules, the FCC regulates the rates and terms for interstate access services, which are an important source of revenues for our RLECs. The amendments to the Communications Act contained in the Telecom Act have changed and are expected to continue to change the telecommunications industry. Among its more significant provisions, the Telecom Act (1) removes barriers to entry into local telephone services while enhancing universal service, (2) requires ILECs to interconnect with competitors, (3) establishes procedures pursuant to which ILECs may provide other services, such as the provision of long distance services by Bell Operating Companies and their affiliates (including their respective holding companies), and (4) directs the FCC to establish an explicit subsidy mechanism (while simultaneously removing implicit subsidies) for the preservation of universal service.

Access Charges

    The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. State regulatory bodies regulate intrastate charges. Federal and state charges are subject to change at any time. The FCC has structured these prices, or access charges, as a combination of flat monthly charges paid by the end-users and usage sensitive charges paid by long distance carriers.

    The FCC regulates the levels of interstate access charges by imposing price caps on larger ILECs. These price caps can be adjusted based on various formulae and otherwise through regulatory proceedings. Smaller ILECs may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated ILECs base their access charges on price caps. Through 2003, our RLECs elected not to utilize federal price caps. Instead, our RLECs employ rate-of-return rate-making for their interstate access charges. With the exception of Mebtel, our RLECs provide service pursuant to tariffs they file with the FCC for their interstate traffic sensitive access services and participate in interstate common line end user tariff rates filed by the National Exchange Carrier Association, or NECA, for a pool of rate-of-return ILECs to recover non-traffic sensitive costs. Mebtel also participates in the NECA traffic sensitive pool and charges the established NECA traffic sensitive tariff rates. NECA tariff rates are established based on the pooling carriers' expenses incurred and their investment, and a regulated rate of return on that investment and an amount to cover their income taxes on that return. The authorized rate of return for such interstate access services is currently 11.25%.

    In May 1997, the FCC initiated a multi-year transition designed to lead to lower usage-sensitive access charges for larger ILECs. As part of this transition, the FCC in August 1999 adopted an order and further notice of proposed rulemaking aimed at introducing additional pricing flexibility and other deregulation for these larger companies' interstate access charges, particularly special access and dedicated transport. In May 2000, the FCC lowered switched access rates, increased caps applicable to end-user rates and established additional universal service funding support for these larger companies. Previously, in May 1998, the FCC proposed to initiate a similar transition for smaller ILECs, including our RLECs. This proceeding was concluded and an order issued in November 2001 known as the MAG Order.

    The MAG Order was released November 8, 2001 and was effective January 1, 2002. The MAG Order applies to non-price cap or "rate-of-return" exchange carriers. The MAG Order increases the maximum Subscriber Line Charges, or SLCs. The MAG order reduced access charges paid by long distance carriers, increased the recovery of costs from end users and increased the amount of costs recovered from federal universal funding. As a result, although total revenue did not change, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural telephone companies has decreased and may continue to decrease. Beginning January 1, 2002, the maximum SLCs for single line business and residential customers increased from $3.50 per month to $5.00 per month. The maximum single line business and residential SLCs increased to $6.00 as of July 1, 2002 and increased to $6.50 as of July 1, 2003. Maximum SLCs for multi-line business customers increased to $9.20 effective January 1, 2002, and no further increases are scheduled.

    The MAG Order included a notice of proposed rulemaking on incentive regulation and the introduction of pricing flexibility measures for rate-of-return carriers. This proceeding has not been completed, and no incentive option (other than price caps, pursuant to the Coalition for Affordable Local and Long distance Services (CALLS) plan) is currently available to our RLEC operations.

    On February 26, 2004, the FCC released the text of its Report and Order and Further Notice of Proposed Rulemaking in the MAG proceeding. In the Order, the FCC eliminated the requirement for rate-of-return carriers to obtain a waiver of FCC rules to convert acquired price cap properties to a rate-of-return status. In the Further Notice of Proposed Rulemaking, the FCC asked for comments on two proposals for federal alternative regulation plans. It is not known at this time whether the FCC will establish additional alternative regulation options for rate-of-return carriers and if so, when such options would be available or what the terms of those options would be.

    On May 22, 2001, the FCC released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap ILECs and a freeze of all allocation factors for rate-of-return ILECs. This order also gave rate-of-return ILECs a one-time option to freeze their
Part 36 category relationships in addition to their jurisdictional allocation factors. The freeze is in effect from July 1, 2001 through June 30, 2006, or until the FCC has completed comprehensive separations reform, whichever comes first. The frozen allocation factors and category relationships will be based on carriers' separations studies for calendar year 2000. Our RLECs opted not to freeze their allocation factors.

    During 2001, the FCC released an order establishing access charge rules for competitive local exchange carriers, or CLECs. Under FCC rules, CLECs, can file interstate tariffs for access charges only if the access charge rates conform to FCC safe harbor rates (essentially, the rate charged by the largest ILEC in that market area). A CLEC wishing to charge higher rates can do so, but cannot use the tariff process to collect such rates. Under these rules, interexchange carriers are required to interconnect with companies whose rates are within the FCC safe harbor guideline, and are required to pay access charges at the tariffed rates.

Removal of Entry Barriers

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

Interconnection with Local Telephone Companies and Access to Other Facilities

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

  * Telephone Number Portability. Local telephone companies must provide for telephone number portability, allowing a customer to keep the same telephone number when it switches service providers.

  * Dialing Parity. Local telephone companies must provide dialing parity, which allows customers to route their calls to a telecommunications provider without having to dial special access codes.

  * Access to Rights-of-Way. Local telephone companies must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

  * Reciprocal Compensation. The duty to establish reciprocal compensation arrangements for the transport and termination of telecommunications originated and terminated within a geographic scope established by FCC rules.

    All of our RLECs have implemented full equal access (dialing parity) capabilities. The FCC's rules require our RLECs to use reasonable efforts to implement local number portability after receiving a request from another carrier to do so. During the first quarter of 2003, several wireless carriers submitted requests for local number portability. On

November 10, 2003, the FCC issued an order clarifying and defining the requirements of wireline local exchanges carriers to port numbers to wireless carriers. Under the terms of this Order, the Madison River incumbent local exchange carriers are required to implement Local Number Portability for wireline to wireline and wireless service providers by May 24, 2004. Our RLECs therefore plan to implement Local Number Portability on May 24, 2004. We are uncertain what impact this will have on our costs to provide service or what impact this will have on our customer base at this time.

    In addition, all ILECs must provide the following, subject to the statutory exemptions for rural telephone companies:

  * Interconnection. Interconnect their facilities and equipment with any requesting telecommunications carrier at any technical feasible point;

  * Notice of Changes. Provide reasonable notice of changes to the information necessary for transmission and routing of services over the incumbent telephone company's facilities or in the information necessary for interoperability;

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

    Competitors are required to compensate the incumbent telephone company for the cost of providing these interconnection services.

    All of our RLECs qualify as rural telephone companies under the Telecom Act. They are, therefore, statutorily exempted from the ILEC interconnection requirements unless and until they receive a bona fide request for wholesale resale, unbundling or collocation, and the applicable state telecommunications regulatory commission acts to lift the exemption. Despite their rural status, Gallatin River agreed with the Illinois Commerce Commission and Mebtel agreed with the North Carolina Utilities Commission that they would not contest requests by competitive local telephone companies for such interconnection arrangements. State commissions have jurisdiction to review certain aspects of interconnection and resale agreements. Our RLECs may also seek specific suspensions or modification of interconnection obligations under the Telecom Act as a company that serves less than two percent of the nation's access lines, where such interconnection obligations would otherwise cause undue economic burden or are technically infeasible.

    The FCC has adopted rules regulating the pricing of the provision of unbundled network elements by ILECs. On May 13, 2002, the Supreme Court affirmed that the FCC's rules basing unbundled network element, or UNE, pricing on forward-looking economic costs, including total element long-run incremental costs methodology, or TELRIC, were proper under the Telecom Act. The Court also affirmed the FCC's requirement that ILECs combine UNEs for competitors when they are unable to do so themselves. Although the United States Supreme Court has upheld the FCC's authority to adopt TELRIC pricing rules, the specific pricing guidelines created by the FCC remain subject to review by the federal courts. In addition to proceedings regarding the FCC's pricing rules, the FCC's other interconnection requirements remain subject to further court and FCC proceedings.

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

    On February 20, 2003, the FCC announced a decision to revise its rules requiring the unbundling of network elements by the ILECs which was released in a formal Order on August 21, 2003 (the "Triennial Review Order"). This Order was released on August 21, 2003. The new regulations limit the obligation of the ILECs to provide access to broadband network facilities. The new rules do not require ILECs to make fiber-to-the-home loops or the increased transmission capacity that exists after the extension of fiber networks further into a neighborhood available to CLECs. Similarly, the FCC eliminated the requirement that line-sharing, where a CLEC offers high-speed Internet access over certain frequencies while the ILEC provides voice telephone services over other frequencies using the same local loop, be available as an unbundled element.

    The Triennial Review Order redefined the standard for determining which services are subject to mandatory unbundling by requiring that, for a network element to be required to be unbundled, a CLEC must demonstrate that a lack of access to an ILEC's network element creates barriers, including operational and economic barriers, to its entry into the local telecommunications market which are likely to make entry into that market unprofitable. The FCC also eliminated its presumption that switching for business customers served by high-capacity loops, such as DS-1, must be unbundled to ensure competition. Instead, state utility commissions were given 90 days from the effective date of the Triennial Review Order (August 21, 2003) to determine based on market conditions that such switching must still be unbundled to preserve competition. No state utility commissions made any such determinations by November 20, 2003, the deadline for doing so under the Triennial Review Order. The FCC also eliminated the current limited requirement for unbundling of packet switching.

    The revised rules provide state utility commissions with an increased role in determining which individual elements must be unbundled in the markets they regulate. The state utility commissions are to make detailed assessments of the status of competition in the markets within their states to ensure that the unbundling requirements are applied in a manner consistent with the newly announced standard for determining which services are subject to mandatory unbundling. The FCC has opened a Further Notice of Proposed Rulemaking seeking comment on whether the FCC should modify the pick-and-choose rule that permits requesting CLECs to opt into individual portions of interconnection agreements without accepting all the terms and conditions of such agreements.

    On March 2, 2004, the DC Circuit Court vacated and remanded portions of the Triennial Review Order. The DC Circuit Court vacated and remanded the FCC finding that CLECs are impaired without access to mass market switching and dedicated transport elements based on the DC Circuit Court's view that the FCC cannot subdelegate its responsibilities to the state utility commissions. The DC Circuit Court upheld the FCC finding that incumbent local exchange carriers are not required to provide UNEs for data services or to provide line sharing. The DC Circuit Court vacated the FCC finding that wireless carriers are impaired without access to dedicated transport facilities. The DC Circuit Court then stayed the effective date of its decision for 60 days, giving the telecommunications industry time to appeal the decision and the FCC time to put interim rules in place until the vacated and remanded issues are resolved.

    At this time, we are uncertain of the impact of the DC Circuit Court's decision to vacate and remand certain provisions of the FCC Triennial Review Order or the implementation of these new regulations on our RLEC operations or edge-out services. We are also uncertain as to the impact on our RLEC operations or edge-out services of actions that may be taken by state utility commissions based upon the new regulations, new legislation passed in response to the new regulations or any further court decisions that result from an appeal of the DC Circuit Court ruling. In particular, to the extent that the FCC's limitation on access to fiber deployed in local loop facilities limits our ability to obtain unbundled local loops for use in serving our edge-out customers, our business could be adversely affected.

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

RLEC Services Regulation

    Our RLEC services segment revenue is subject to regulation, including incentive regulation by the FCC and various state regulatory bodies. We believe that state lawmakers will continue to review the statutes governing the level and type of regulation for telecommunications services. It is expected that over the next few years, legislative and regulatory actions will provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. We expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce services more expeditiously than in the past.

    The FCC generally must approve in advance most transfers of control and assignments of operating authorizations by FCC-regulated entities.
Therefore, if we seek to acquire companies that hold FCC authorizations, in most instances we will be required to seek approval from the FCC prior to completing those acquisitions. The FCC has the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. This may impair our ability to make acquisitions.

Bell Operating Company Entry into Long Distance Services

    The FCC has required that incumbent and independent local exchange carriers that provide interstate long distance services originating from their local exchange service territories, must do so in accordance with "structural separation" rules. These rules require that our long distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from its affiliated local exchange telephone company at tariffed rates, terms and conditions. The FCC has initiated a rulemaking proceeding to examine whether there is a continuing need for such requirements, but we cannot predict the outcome of that proceeding.

    Our principal competitor for local services in each area where we operate as a CLEC is an ILEC. In many of these areas, the ILEC is a Regional Bell Operating Company, or RBOC. Although RBOCs and their affiliates were, prior to the passage of the Telecom Act, prohibited from providing long distance services, the Telecom Act allows a RBOC to provide long distance service in its own local service region upon a determination by the FCC that it had satisfied a 14- point checklist of competitive requirements. This provision increases the RBOC's incentives to open their markets to competition, to the benefit of CLECs; obtaining long distance service authority increases the ability of the RBOCs to compete against providers of integrated communications services. To date, the FCC has authorized RBOCs to provide in-region long distance services in forty-eight states and the District of Columbia. This list of states in which RBOC in-region authority has been granted includes each of the states in which we operate: Illinois, North Carolina, Georgia, Alabama, Mississippi and Louisiana.

Relaxation of Regulation

    Through a series of proceedings, the FCC has decreased the regulatory requirements applicable to carriers that do not dominate their markets. All providers of domestic interstate services other than ILECs are classified as non-dominant carriers. Our RLEC operations that operate as non-dominant service providers are subject to relatively limited regulation by the FCC. Among other requirements, these subsidiaries must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory.

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

Universal Service

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

    Per FCC rules, all ILECs were required to chose whether to disaggregate specific rate centers for the purpose of establishing the amount of universal service support associated with such rate centers, or maintaining an aggregated study area approach. Our RLECs developed and filed disaggregation studies in compliance with FCC rules. These studies identify the amount of portable universal service funding that would be available to a competitor that has been certified as an Eligible Telecommunications Carrier, or ETC, in each rate center. Information regarding portable universal service funding associated with each ILEC is available at the web site of the Universal Service Administrative Corporation, or USAC.

    Competitive local exchange carriers that have been granted ETC status currently are eligible to receive the same amount of universal service per customer as the ILEC serving the universal service area. To date, only one carrier has been granted ETC status in an area served by our ILEC subsidiaries. In Alabama, a cellular provider has been certified as an ETC in areas served by Gulf Telephone Company. As this cellular provider introduces services to customers in this geographic area and/or submits claims for existing customers, it will be eligible to draw universal service funds. The amounts of universal service funds paid to all ETCs, including ILECs, can be found at the USAC web site. Under current rules and procedures, the payment of universal service funding to an ETC in an area served by an ILEC does not reduce the funding to the ILEC. However, the growth of the fund due to payments to new ETCs has generated concerns of legislative and regulatory bodies. The FCC review of the situation could result in rules being promulgated that could reduce universal service funding to our RLECs.

    Our RLECs receive federal and state universal service support and are required to make contributions to federal and state universal service support. Such payments represented approximately 1.2% of our revenues for the year ended December 31, 2003. Our contribution to federal universal service support programs is assessed against our interstate end-user telecommunications revenues. Furthermore, under the current regulatory scheme, as the number of access lines that we have in any given state increases, the rate at which we can recover certain support payments decreases. Therefore, as we implement our growth strategy, our eligibility for such support payments may decrease. Our contribution for such state programs is assessed against our intrastate revenues. Although many states are likely to adopt an assessment methodology similar to the federal methodology, states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules.

    On December 13, 2002, the FCC released rules making minor changes to the procedures related to universal service fund assessments. This includes a higher assessment to wireless carriers, use of a current (rather than historical) basis of revenues for assessments, and rules limiting the charges to individual carriers to no more than the assessment percentage on that customer's interstate revenues. These new rules are not expected to have any significant impacts on the operations of our RLECs. In the order, the FCC also asked for comment on proposed changes to the way the assessments are recovered from end users, proposing to assess end users on a per line or per number basis rather than on the basis of retail-billed revenues. No decision from this notice of proposed rulemaking has been issued.

    In addition, there are a number of appeals challenging several aspects of the FCC's universal service rules. It is not possible to predict at this time whether the FCC or Congress will order modification to those rules, or the ultimate impact any such modification might have on us.

    On February 27, 2004, the Federal State Joint Board on Universal Service released a Recommended Decision addressing a number of universal service issues. The Recommended Decision is the product of state and federal commissioners working together to develop a consensus recommendation. The FCC has up to one year to act on the Recommended Decision and it can accept, reject or modify the recommendations in any manner it chooses. In the Recommended Decision, the Joint Board recommends the FCC adopt permissive federal guidelines for states to consider in ETC proceedings. These guidelines would generally make it more difficult for competitive ETCs to be certified by requiring applicants to show a public interest benefit beyond a simple showing of increased competition. The Joint Board goes on to recommend that universal service support be limited to a single primary connection that provides access to the public telephone network. It then recommends that the Commission seek comment on three alternative proposals to minimize impacts on rural carriers if support is limited to a single primary connection. The Joint Board also recommends universal service support per primary line be capped when a competitive ETC enters the market of a rural carrier.

    It is not known at this time how the FCC will act with respect to the Recommended Decision of the Joint Board on Universal Service and, therefore, we cannot estimate the impact of any such decision on our operations.

Internet

    In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet.
There is currently only a small body of laws and regulations applicable to access to or commerce on the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet.

    To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers rather than common carriers. As such, ISPs have been exempt from various federal and state regulations, including the obligation to pay access charges and contribute to universal service funds. As part of a reciprocal compensation order, the FCC has determined that both dedicated and dial-up calls from a customer to an ISP are interstate, not local, calls and, therefore, are subject to the FCC's jurisdiction. On March 24, 2000, the United States Court of Appeals for the District of Columbia vacated and remanded this determination so that the FCC can explain more clearly why such calls are not considered local. In April 2001, the FCC released an order that reclassified Internet service as information access and therefore not subject to reciprocal compensation. This finding was appealed to the United States Court of Appeals for the District of Columbia, which, on May 3, 2002, remanded the issue back to the FCC, finding that the FCC's basis of its decision was insufficient. The FCC has not issued a further order establishing a different basis for its decision.

    On February 12, 2004, the FCC initiated a proceeding to examine the manner in which it should regulate voice services provided over the Internet. The text of the Notice of Proposed Rulemaking was released on March 10, 2004. The FCC proposes to assert jurisdiction over IP-enabled applications and services, including but not limited to VoIP offerings. This proceeding will investigate the level of regulation appropriate to Internet services and addresses important social objectives, such as public safety, emergency 911, law enforcement access, consumer protections and disability access. It is not known at this time what impact this proceeding will have on our operations.

    On February 12, 2004, the FCC ruled that pulver.com's Free World Dialup service offering will remain a minimally regulated competitive option for consumers. The Declaratory Ruling adopted emphasizes the FCC's long-standing policy of keeping consumer Internet services free from burdensome economic regulation at both the federal and state levels. In 2003, pulver.com filed a petition for declaratory ruling requesting that the FCC rule pulver.com's Free World Dialup service to be neither a "telecommunications service" nor "telecommunications," and therefore not subject to traditional telephone regulation. The FCC granted pulver.com's petition and also declared Free World Dialup to be an unregulated information service that is subject to federal jurisdiction.

    Internet services are subject to a variety of other federal laws and regulations, including those related to privacy, indecency, copyright and tax.

Customer Information

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

Preferred Carrier Selection Changes

    A customer may change its preferred long distance carrier or its local service provider at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as slamming. The FCC has levied substantial fines for slamming and has recently increased the penalties for slamming. No such fines have been assessed against us.

Truth-in-Billing

    The FCC has adopted rules designed to make it easier for customers to understand the bills of telecommunications carriers. These new rules establish requirements regarding the formatting of bills and the information that must be included in bills.

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

    State telecommunications regulatory commissions generally regulate the rates ILECs charge for intrastate services, including rates for intrastate local services, long distance services and access services paid by providers of intrastate long distance services. ILECs must file tariffs setting forth the terms, conditions and prices for their intrastate services. Under the Telecom Act and FCC orders, state telecommunications regulatory agencies have jurisdiction to arbitrate interconnection disputes and to review and approve agreements between ILECs and other carriers in accordance with rules set by the FCC. State regulatory commissions may also formulate rules regarding fees imposed on providers of telecommunications services within their respective states to support state universal service programs.

    States often require prior approvals or notifications for certain acquisitions and transfers of assets, customers or ownership of regulated entities. Therefore, in most instances we will be required to seek state approval prior to completing new acquisitions of RLECs. States generally retain the right to sanction a carrier or to revoke certifications if a carrier materially violates relevant laws and/or regulations.

    In Alabama, Gulf Telephone Company, or GTC, is subject to regulation by the Alabama Public Service Commission, or the APSC. GTC must have tariffs approved by and on file with that commission for basic, non-basic and interconnection services. GTC operates in Alabama under price regulation rules. The APSC is currently reviewing these rules for GTC and other Alabama local exchange carriers. It is not known how the APSC will proceed with this plan or how the plan will impact GTC's overall revenues.

    The Illinois Commerce Commission, or ICC, regulates Gallatin River Communications, or GRC. GRC provides services pursuant to tariffs that are filed with, and subject to the approval of, the ICC. The rates for these services are regulated on a rate of return basis by the ICC, although GRC has pricing flexibility with respect to services that have been deemed competitive by the ICC, such as digital centrex, high capacity digital service, intraLATA toll service, wide area telephone service and digital data services. The ICC has approved several interconnection agreements under the Telecom Act between GRC and mobile wireless carriers, as well as agreements between GRC and facility-based CLECs. GRC is required to support state universal service programs and is subject to ICC rules implementing these and the federal universal service programs.

    In North Carolina, our RLEC, MebTel, is regulated by the North Carolina Utilities Commission, or NCUC. MebTel provides service pursuant to tariffs that are filed with, and subject to the approval of, the NCUC. Effective January 1, 2000, a price cap plan applies to MebTel's rates for intrastate services, replacing rate of return regulation. MebTel is subject to commission rules implementing state and federal universal service programs.

    In Georgia, Coastal Utilities, Inc., or CUI, is regulated by the Georgia Public Service Commission, or GPSC. Passage of the Telecommunications and Competition Development Act of 1995 (the "Georgia Act") in Georgia significantly changed the GPSC's regulatory responsibilities. Instead of setting prices for competitive telecommunications services, the GPSC now manages and facilitates the transition to competitive markets, establishes and administers a universal access fund, monitors rates and service quality, and mediates disputes between competitors. Under the alternative regulation available pursuant to the Georgia Act, CUI has agreed to cap the rate it charges for basic residential service; CUI is otherwise not subject to rate regulation for the telecommunications services it offers to its end user customers.

    In Alabama and North Carolina, BellSouth has proposed changes to compensation arrangements between itself and the rural ILECs, including our RLECs. Under this set of proposals, the companies have agreed to "meet-point" billing of IntraLATA private line customers. Under this arrangement, both our RLEC and BellSouth would bill end users for their respective portion of IntraLATA private line services with one end in our RLECs' service area and the other end in BellSouth's service area.

Interconnection with Wireless Carriers

    The FCC has directed that IntraMTA traffic exchanged between an ILEC and wireless carriers is subject to reciprocal compensation payments. An "MTA" is a Major Trading Area, as defined by the FCC, for purposes of awarding PCS spectrum licenses and often covers a significant portion of a one or two state area. Our RLECs received wireless reciprocal compensation during 2003 based on a combination of state settlement arrangements and interconnection agreements with wireless carriers. During 2003, BellSouth took action throughout its region to attempt to terminate state settlement arrangements and replace these with direct interconnection agreements between the RLECs and the wireless carriers. These actions impact MebTel, CUI and GTC. In response, our RLECs have worked with state industry groups to negotiate individual state transition agreements and also have entered into a number of interconnection agreements with individual wireless carriers. In 2004, revised settlement arrangements will take effect, in some cases including transitional settlements from BellSouth. In 2003, MebTel received an $800,000 retroactive settlement from a major carrier related to wireless traffic, which will not be repeated in 2004 or future years. Apart from this, we expect 2004 wireless revenue, net of reciprocal compensation payments, to be similar to 2003 net revenue amounts.

State Regulation - Competitive Local Telephone Company

    Madison River Communications, LLC is certified to provide intrastate local, toll and access services in the states of Illinois, North Carolina, South Carolina, Tennessee, Georgia, Florida, Alabama, Mississippi, Louisiana and Texas. In association with these certifications, Madison River Communications, LLC has filed state local, access and toll tariffs in all states except North Carolina, in which, pursuant to Commission rules, Madison River Communications, LLC has filed a price list. Madison River Communications, LLC has filed interstate access tariffs and maintains long distance rates on its web site in conformance with FCC orders. Tariffs are updated as needed and periodic state financial and quality of service filings are made as required.

    Madison River Communications, LLC has interconnection agreements with Verizon in Illinois and North Carolina, with Sprint in North Carolina, with SBC in Texas and Illinois, and with BellSouth in its nine state operating area. These interconnection agreements govern the relationship between the ILECs and Madison River Communications, LLC's operations in the areas of resale of retail services, reciprocal compensation, central office collocation, purchase of unbundled network elements and use of operational support systems.

Local Government Authorizations

    We are required to obtain from municipal authorities on-street opening and construction permits or operating franchises to install and expand fiber optic facilities in certain cities. We have obtained such municipal franchises in our incumbent local telephone company territories in Alabama, North Carolina, Illinois and Georgia. In some cities, subcontractors or electric utilities with which we have contracts may already possess the requisite authorizations to construct or expand our networks.

    Some jurisdictions where we may provide service require license or franchise fees based on a percent of certain revenues. There are no assurances that jurisdictions that do not currently impose fees will not seek to impose fees in the future. The Telecom Act requires jurisdictions to charge nondiscriminatory fees to all telecom providers, but it is uncertain how quickly this requirement will be implemented by particular jurisdictions in our edge-out markets, especially regarding materially lower fees that may be charged to ILECs.

Environmental Regulation

    Our operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, we could be subject to environmental laws that impose liability for the entire cost of cleanup of contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

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


                  Risks Relating to our Business and Industry

We may not be able to sustain our revenues.

     There is no assurance that we will be able to stabilize the recent decline in our voice access lines. Beginning with the second quarter of 2002, we have seen the number of voice access lines we serve in certain of our established markets decline due to a number of factors affecting our RLEC markets, including but not limited to, competition and recession. We may not be able to maintain our current number of voice access lines or stabilize the decline in the number of such lines even if we were to expand the markets we serve.

     Consumers may not continue to purchase our services. Our success depends on our ability to maintain our current customer base and revenues from our services and otherwise implement our business plan. In order to maintain our customer base and revenues from our services, we must continue to provide attractive service offerings and compete effectively with other service providers, including wireless service providers and cable companies on, among other things, price, quality and variety of services. Additionally, in order to remain successful, we must also increase the variety of services used by our current customers. Although bundled service offerings have successfully resulted in our customers using additional services in the past, we cannot ensure that we will be able to continue to provide additional services to our customers.

     Prices may decline. The prices that we can charge our customers for services, including voice communications, high speed data and Internet access and egress services, could decline due to the following factors, among others:

  * lower prices offered by our competitors for similar services or bundled services that include voice, data, Internet access or other services we offer;

  * changes in the federal or state regulations that encourage competition have the impact of reducing the prices we may charge for our services;

  * efforts by long distance carriers and others to lower the fees paid to us for use of our network in offering their services;

  * reduction of the universal support fund, or USF, established by the Federal Communications Commission, or FCC, due to increased number of participants accessing USF or changes in the regulation that determines the amount of USF we receive;

  * installation by us and our competitors, some of whom are expanding capacity on their existing networks or developing new networks, of fiber and related equipment that provides substantially more transmission capacity than needed;

  * technological advances that permit substantial increases in, or better usage of, the capacity of transmission media;

  * reduced differentiation in product quality and service resulting in increased price competition; and

  * strategic alliances or similar transactions that decrease industry participants' costs.

We have a history of losses and may experience losses in the future.

    We have incurred losses for the last several fiscal years and we may continue to incur losses in the future. For example, we incurred net losses of $14.7 million and $39.4 million for the fiscal years ended December 31, 2003 and 2002, respectively. We may not achieve profitability in the future or be able to generate cash flow sufficient to meet our interest and principal payment obligations and other capital needs such as working capital for future growth and capital expenditures.

Our significant amount of long-term indebtedness could limit our operational flexibility or otherwise affect our financial health.

    We have a significant amount of long-term indebtedness. As of December 31, 2003, we had:

    * total indebtedness of $637.2 million;

    * member's capital of $39.5 million; and

    * a debt to equity ratio of 16.1 to 1.

    For the year ended December 31, 2003, earnings would have been insufficient to cover our fixed charges by $16.5 million.

    The covenants in the indenture governing our senior notes and the covenants that we are subject to under our credit facilities with the Rural Telephone Finance Cooperative, or RTFC, limit our ability to undertake certain transactions including restrictions on our ability to:

    * incur additional indebtedness;

    * pay dividends on, redeem or repurchase our member interests or equity of our subsidiaries;

    * make various investments;

    * make acquisitions without obtaining RTFC consent;

    * exceed certain levels of capital expenditures without lender approval;

    * sell certain assets or utilize certain asset sale proceeds;

    * create certain liens or use assets as security in other transactions;

    * make intercompany advances or loans;

    * enter into certain transactions with affiliates; and

    * merge or consolidate with or into other companies, or dispose of all or substantially all of our assets and the assets of our subsidiaries.

    These covenants are subject to a number of important exceptions. In addition, the terms of the RTFC credit facilities also require us to meet or maintain specified financial ratios and tests. Our ability to meet these financial ratios could be affected by events beyond our control, and no assurance can be given that we will be able to comply with these provisions. A breach of any of these covenants could result in an event of default under these credit facilities and/or the indenture.

    Our substantial long-term indebtedness and the related covenants that restrict certain actions we may take could have important consequences for us. For example, they could:

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

    We may incur substantial additional indebtedness in the future. This could further exacerbate the risks described above. The terms of our current indebtedness do not fully prohibit us from incurring additional indebtedness. Our credit facilities currently permit additional borrowing of up to $31.0 million.

Our ability to service our long-term indebtedness will depend on our subsidiaries' ability to generate cash, our financial and operating performance, the implementation of our business plan and our ability to access cash from our subsidiaries.

    We are a holding company with no business operations of our own. Our only significant assets are the capital stock and member interests in our subsidiaries that we own. Accordingly, our only sources of cash to service our long-term indebtedness are cash on hand and distributions from our subsidiaries from their net earnings and cash flows. Therefore, we are dependent on our subsidiaries' ability to generate adequate cash in the future from their operations, their financial and operating performance and their ability to successfully execute our business plan. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

    In addition, our credit facilities with the RTFC contain (and credit facilities that we may enter into in the future may contain) restrictive covenants, including covenants that restrict the timing and amount of dividends, distributions and other intercompany advances or loans of cash and assets that our subsidiaries, subject to the terms of the credit facilities and related guarantees and security agreements, may pay or advance to us. Therefore, even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock or member interests or elect to advance or loan cash or other assets to us, we cannot be certain that our subsidiaries will be permitted to pay such dividend or distribution or to make such advance or loan under the terms of our credit facilities.

We operate in local regions and, as a result, are highly dependant on economic conditions in the local markets we serve.

    We are sensitive to, and our success will be substantially affected by, local economic and other factors affecting the local communities that we serve. In recent months, we have seen declines in the number of voice access lines we serve in our established markets due to a number of factors. At December 31, 2003, our RLECs served 185,903 voice access lines, which is a decrease of 4,350 voice access lines from 190,253 voice access lines in service at December 31, 2002. The predominant share of voice access line losses have occurred in our Illinois operations, Gallatin River, which accounted for approximately 78% of the decrease. A persistent weakness in the local economies that Gallatin River serves, which are predominantly industrial and agricultural in nature, has led to some loss in the business base and unemployment. Consequently, we have experienced a decline in the number of voice access lines served by this RLEC. We are uncertain at this time regarding the trend for connections in this market in the near future. Furthermore, in March 2004, military officials at Fort Stewart in Hinesville, Georgia, announced that the 3rd Infantry Division stationed there has received orders to prepare for a full deployment by February 2005. Our RLEC, Coastal Utilities, Inc., serves the Hinesville area including the military base. We are currently gathering information regarding this deployment and plan to assess the impact on our operations and cash flows. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. Therefore, we are unable at this time to project the range of the impact of this deployment on Coastal Utilities or our operations as a whole.

Continuing softness in the U.S. economy is having a negative effect on the telecommunications industry.

    In 2001, the business environment for the telecommunications industry deteriorated significantly and rapidly and currently remains weak. This was primarily due to the general weakness in the U.S. economy, which was exacerbated by the events of September 11, 2001, and concerns regarding terrorism, pressure on prices for broadband services due to substantial excess fiber capacity in most markets, forecasted demand for broadband services not being realized as a state of the economy, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many telecommunications customers. We expect these trends to continue, including reduced business from financially troubled customers and downward pressure on prices due to reduced demand and overcapacity. As a result, our business has been and continues to be adversely affected by softness in the U.S. economy.

We face significant and growing competition in the markets where we operate.

    We operate primarily as a rural ILEC in an industry that is highly competitive. However, due to the rural, low-density characteristics of our existing operating areas, the high cost of entry into these markets and the lack of concentration of medium and large business users, we believe that compared to local exchange carriers serving more urban and densely populated areas, we have historically faced less competition in our existing markets. As characteristics of our markets change, regulatory barriers are removed and entry costs decrease, the likelihood of local competitors entering our markets may increase. Significant and potentially larger competitors could enter our markets at almost any time.

    We may face competition from future market entrants, including cable television companies, wireless telecommunications providers, CLECs, electric utilities, microwave carriers, Internet service providers and private networks built by large end users and municipalities. With wireless telephone companies offering significant minutes of use, including long distance calls, for a flat fee, customers may believe it is more cost effective to substitute their wireless telephones for wireline telephones and to use their wireless telephones to make long distance calls, and we may experience a decrease in our local, long distance and network access service revenues. The introduction of wireline to wireless intermodal number portability, or the ability of a customer to change from a traditional wireline service provider to a wireless service provider while retaining his or her telephone number, may increase the attractiveness of wireless service as a substitute for our wireline services. In addition, we face or expect to face competition for high speed access to the Internet from cable TV companies in each of our RLEC markets. Further, cable TV companies are developing the ability to provide voice services over their network facilities which could create additional competition for our voice services. We also have facilities-based interconnection agreements at Gallatin River and Gulf Telephone and could potentially enter into more interconnection agreements in the future, some of which may allow competitors to provide additional voice services to our customers. Market entry by new competitors is encouraged by the FCC's pick-and-choose rule, which allows any new competitor in a market to pick and choose any portion of or all of an existing interconnection agreement for itself. This obviates the need for a lengthy and often costly negotiation or arbitration for a new interconnection agreement, thereby easing entry into such a market for a new competitor, but it can reduce the incentive of the incumbent carrier to negotiate different terms with different competitors. The FCC has proposed changes to this rule which would eliminate the ability to "pick and choose" among the provisions of different agreements, and require a competitor to adopt all of an existing agreement, negotiate or arbitrate a new agreement, or choose interconnection terms from a state-approved statement of generally available terms, however we cannot predict the outcome of these proposed changes. Our ability to compete effectively will also depend upon our continued ability to maintain price competitiveness.

    In each of the edge-out markets where we provide competitive local services, the services we offer compete principally with the services offered by the ILEC serving that area. These local telephone companies have long-standing relationships with their customers and have the potential to fund
their competitive services with their monopoly service revenues.   As a
result of FCC interconnection and access orders, the ILECs serving areas where we provide competitive local services are afforded a degree of pricing
flexibility for certain services.   Pursuant to the Telecom Act, it is likely
that as competition increases, the FCC will forbear from exercising regulatory authority over additional aspects of the operations of ILECs; similar changes may occur with respect to state regulation. As a result, ILECs may be afforded increased pricing flexibility for their services and other regulatory relief, which could adversely effect our competitive local operations. The ILECs with which we compete may be allowed by regulators to lower rates for their services, engage in substantial volume and term discount pricing practices for their customers or seek to charge us substantial fees for interconnection to their networks.

    Many potential competitors for our services have, and some potential competitors are likely to enjoy, substantial competitive advantages, including the following:

    * greater name recognition;

    * greater financial, technical, marketing and other resources;

    * longstanding or established national contracts;

    * more extensive knowledge of the telecommunications business and industry; and

    * well established relationships with a larger installed base of current and potential customers.

    Other ILECs can also adversely affect the pace at which we add new customers to our edge-out business by prolonging the process of providing unbundled network elements, collocations, intercompany trunks and operations support system interfaces, which allow the electronic transfer between ILECs and CLECs of needed information about customer accounts, service orders and repairs. Although the Telecom Act requires ILECs to provide the unbundled network elements, interconnections and operations support system interfaces needed to allow the CLECs and other new entrants to the local exchange market to obtain service comparable to that provided by the ILECs to their own customers in terms of installation time, repair response time, billing and other administrative functions, in many cases the ILECs have not complied with the mandates of the Telecom Act to the satisfaction of many competitors. In addition, the interconnection regulations may be affected by the outcome of pending court decisions and FCC rulemaking.

    Increased competition could lead to continued declines in our voice access lines, price reductions, fewer sales, reduced operating margins and loss of market share.

Rapidly changing communications technology and other factors may require us to expand or adapt our network in the future.

    The telecommunications industry is subject to rapid and significant changes in technology. We cannot predict the effect of these technological changes on our business. These changes could require us to incur significant capital expenditures to maintain or improve our competitive position. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. Further, new technologies and products may not be compatible with our existing technologies and systems. New technologies and products may reduce the prices for our services or be superior to, and render obsolete, the products and technologies we use. If we do not replace or upgrade our technology and equipment that becomes obsolete, we will not be able to compete effectively. We cannot be certain that technological changes in the communications industry will not have a material adverse effect on our business and our ability to achieve sufficient cash flow to provide adequate working capital and to service our indebtedness.

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

    While peak digital data transmission speeds across our network between a central office and the end user can exceed 3.0 megabits per second, the actual data transmission speed over our network may fluctuate due to various factors. If our network is unable to provide services to our customers at speeds that are competitive, we may lose our customers to competitors, which would adversely affect our revenues.

We are increasingly dependent on market acceptance of DSL-based services to support growth in our revenues.

    We expect that an increasing amount of our revenues will come from providing DSL-based services. The market for business and residential high-speed Internet access is in the early stages of development and is highly competitive. Because we offer and expect to expand our offering of services to a new and evolving market and because current and future competitors are likely to introduce competing services, it is difficult for us to predict the rate at which this market will grow. Various providers of high-speed digital communications services are testing products from various suppliers for various applications, and it is unclear if DSL will offer the same or more attractive price-performance characteristics. The markets for our DSL-based services could fail to develop, grow more slowly than anticipated or become saturated with competitors. This could have an adverse effect on our results of operations.

We are subject to extensive government regulation.

    We are subject to varying degrees of federal, state and local regulation and a majority of our revenues come from the provision of services regulated by the FCC and various state regulatory bodies. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes would have on our operations, any such changes could materially increase our compliance costs, require redesign of rate structures, or prevent us from implementing our business plan. Regulation of the telecommunications industry is changing rapidly, which affects our opportunities, competition and other aspects of our business. The regulatory environment varies substantially from state to state. In the states in which we provide service, we are generally required to obtain and maintain certificates of authority from regulatory bodies and file tariffs where we offer intrastate services.

    Existing federal and state rules impose obligations and limitations on us, as the ILEC in some of our markets, that are not imposed on our competitors. Federal obligations to share facilities, justify tariffs, maintain certain types of accounts and file certain types of reports are all examples of disparate regulation. While our edge-out and long distance businesses are also subject to government regulation, our RLECs, in particular, are highly regulated at both the federal and state levels.

    The Telecom Act requires ILECs to enter into agreements to interconnect with, sell unbundled network elements to and sell services for resale to CLECs. In addition, the FCC has required state regulatory bodies to initiate proceedings to determine whether to discontinue and replace specific unbundling rules. Our ability to compete in the local exchange market as a CLEC may be adversely affected by the ILEC's pricing of such offerings and related terms, such as the availability of operation support systems and local number portability, and would be adversely affected if such requirements of the Telecom Act were repealed. Furthermore, the FCC's recent Triennial Review Order reduces certain of the ILEC's obligations, and may result in the elimination of additional obligations, to provide CLECs like ours with access to their network elements. This may increase the costs of providing services to our edge-out customers, require us to make extensive investments in new network equipment to serve edge-out customers, or delay or otherwise limit or affect our ability to expand our edge-out operations. The general uncertainty regarding proposed changes to the unbundling rules results in additional instability for our operations, which may possibly lead to further reductions in revenues.

    In addition, depending on the implementation of the Telecom Act, our RLECs may be forced to interconnect with, and sell such services and elements to, competitors at prices that do not fully recover our costs of providing such services. If we continue to be unable to charge rates that fairly compensate us for providing unbundled network services, our financial and operating results could be adversely affected. In addition, it is possible that in each state in which we have ILEC operations, interexchange carriers that pay our ILECs intrastate access charges may initiate proceedings to reduce our intrastate access charge rates. The outcome of any such proceedings could further adversely affect our financial results.

    We currently receive revenues as a result of state and federal USF programs and make payments to such funds. Various reform proceedings are under way at the FCC to change the method of calculating the amount of contributions paid into the USF by all carriers and the amount of contributions we receive from the USF, as well as the amount of support received by our competitors. We cannot predict at this time whether or when any change in the method of calculating support may affect our business. If these programs are modified or discontinued, our financial results and cash flows may be adversely affected. The Telecom Act also provides that competitors can be designated as eligible telecommunications carriers, or ETCs, and receive "specific" USF support. The FCC has ruled that ETCs are to receive portable USF in the same amount as the ILEC serving the universal service area. If such USF support were to become available to potential competitors where we operate, we might not be able to compete as effectively or otherwise continue to operate as profitably in our markets.

    The rates we charge our local telephone customers are based, in part, on a rate of return authorized by regulators. These authorized rates, as well as allowable investment and expenses, are subject to review and change by those regulators at any time. We are required to file with state regulators, on a periodic basis, information relating to our cost of services and rates of return. State regulators review these filings with a view to determining whether our businesses are over-earning or under-earning and they may also require that we publish our rates several months prior to their effectiveness. To the extent that any business is over-earning, the state regulators may issue an order requiring us to reduce our rates. Similarly, to the extent that any business is under-earning, the state regulators may allow us to increase our rates. While we have not been required to reduce our rates in the past, if regulators order us to reduce our rates, our competitive position, revenues and our earnings will be adversely affected.

    FCC regulations also affect rates that are charged to our customers. The FCC approves tariffs for interstate access and subscriber line charges, both of which contribute to our revenue. The FCC currently is considering proposals to reduce interstate access charges for carriers like ours, and may require us to recover the forgone revenue from our end users. If the FCC lowers interstate access charges, we may be required to recover more revenue through subscriber line charges or forego this revenue altogether. This could reduce our revenue and impair our competitive position.

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

    Many other aspects of our services and operations are subject to federal and state regulation, including the introduction and pricing of new services, compliance with demands from law enforcement and national security agencies, privacy of customers' information and our use of radio frequencies.

Expanding our services and growing our business entail a number of risks.

    Currently, we operate our business and provide our services primarily as an RLEC. Our business plan is to expand our business by adding new customers for both our RLEC operations and, to a limited degree, our edge-out services. In addition, we are providing new services to our existing customers. If we expand our telecommunications businesses, we will face certain additional risks, including increased operational, legal and regulatory risks. The telecommunications businesses in which we operate are highly competitive. We may be at a disadvantage to competitors that are stronger financially than we are or have more or better access to capital than we do.

    We may not be successful in expanding our services or entering new markets. In addition, demand and market acceptance for any new products and services we introduce, whether in existing or new markets, are subject to a high level of uncertainty. Our inability to expand our services or to enter new markets effectively could have a material adverse effect on our business and results of operations, including our ability to service our notes or pay dividends related to our equity.

    Our business plan will, if successfully implemented, result in growth of our operations, which may place a significant strain on our management, financial and other resources. To achieve and sustain growth we must, among other things, monitor operations, meet competitive challenges, control costs, maintain regulatory compliance, maintain effective quality controls and significantly expand our internal management, technical, provisioning, information, billing, customer service and accounting systems. We cannot guarantee that we will successfully obtain, integrate and use the employee, management, operational and financial resources necessary to manage a developing and expanding business in an evolving, regulated and increasingly competitive industry.

We may not find suitable businesses to acquire or we may be unsuccessful in integrating acquired businesses.

    Our business plan focuses on growing our business through acquisitions. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs and limit the number of suitable acquisition candidates available. In addition, future acquisitions by us could result in the incurrence of additional indebtedness and contingent liabilities, which could have a material adverse effect on our ability to achieve sufficient cash flow, provide adequate working capital and service our indebtedness. Any future acquisitions could also expose us to increased risks, including, among others:

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

    * the risk that federal or state regulators may condition approval of a proposed acquisition on our acceptance of conditions that may adversely affect our overall financial results;

    * difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies;

    * expenses of any undisclosed or potential legal liabilities;

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

    * provide resources to service or refinance our existing indebtedness;
        and

    * provide liquidity to fund any unexpected expenses or obligations.

    Based on our business plan and anticipated future capital requirements, we believe that the available borrowings under our credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for at least the next 12 months. However, we may need additional capital sooner than planned. While possible sources of additional capital include commercial bank borrowings, sales of assets, vendor financing or the sale or issuance of equity and debt securities to one or more investors, our ability to arrange additional capital and the terms and cost of that financing will depend upon many factors, some of which are beyond our control. We may be unable to raise additional capital, and such failure to do so could have a material adverse effect on our business and our ability to service our indebtedness.

Our ability to protect our proprietary technology is limited, and infringement claims against us could adversely affect our ability to conduct our business.

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

Our edge-out services may adversely affect our cash flow and financial results.

    During the past 24 months, we have made significant changes to our business plan for our edge-out services, formerly referred to as our Integrated Communications Division, or ICD, that will allow, we believe, for a sustainable line of business capable of generating adequate cash to fund its operations. In 2002, our edge-out operating results reflected a significant decrease in the utilization of cash. In 2003, our edge-out services generated positive cash flow and for the year ended December 31, 2003, our edge-out operations had a net operating loss of approximately $12.0 million. We continue to focus on developing this line of business and we expect to sustain positive cash flow in the near future. However, there is no assurance that we will be able to grow or sustain our current positive cash flow from this line of business or that our revised business plan will result in a viable, sustainable line of business capable of funding its own operations in future years in our edge-out markets as a whole. Growth and profitability in our edge-out line of business may also require interconnection and resale terms and pricing which depend, in part, on federal and state regulatory decisions and court interpretations of legislation, all of which are outside of our control and subject to change in ways that are difficult to predict.

We may not be able to achieve desired operating efficiencies from our information and billing systems.

    Sophisticated information and billing systems are vital to our growth and ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third party vendors to provide certain of our information and processing systems. Some of our billing, customer service and management information systems have been developed by third parties for us and may not perform as anticipated. Our plans for developing and implementing our information and billing systems rely primarily on the delivery of products and services by third party vendors. We may not be able to develop new business, identify revenues and expenses, service customers, collect revenues or develop and maintain an adequate work force if any of the following occurs:

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

We may not be successful in obtaining and maintaining the necessary rights-of-way for our network.

    We may need to obtain supplemental rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecom equipment for any expansion of our network in our markets. We may not be successful in obtaining and maintaining these right-of-way agreements or obtaining these agreements on acceptable terms whether in new markets or in our existing markets. Although as of December 31, 2003, we had acquired all material, necessary nonexclusive right-of-way agreements covering our current operations, some of these agreements may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after they have expired or terminated. Although we believe that alternative supplemental rights-of-way will be available, if any of these agreements were terminated or could not be renewed, we may be forced to remove our fiber optic cable from under the streets or abandon our networks.

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

    We generate a significant portion of our local service revenues from originating and terminating phone calls for interexchange carriers. We originate and terminate long distance phone calls for other interexchange carriers over our networks and for that service we receive revenues from the interexchange carriers, some of which are our largest customers in terms of revenues. As of December 31, 2003, revenues from such interexchange carriers comprised 18.8% of our total revenues. Some of these interexchange carriers have declared bankruptcy in recent years or are experiencing substantial financial difficulties. Two major interexchange carriers with which we conduct business, MCI WorldCom and Global Crossing, declared bankruptcy. These bankruptcies negatively impacted our financial results and cash flows. Additional bankruptcies or disruptions in the businesses for these interexchange carriers and others could further adversely effect on our financial results and cash flows. In addition, we are aware that certain interexchange carriers are or are seeking to bypass or avoid access charges by originating traffic on and routing traffic through unregulated Internet facilities.

    We also depend on many telecommunications vendors and suppliers to conduct our business. We use many vendors and suppliers that derive significant amounts of business from customers in the telecommunications business. For example, we have a resale agreement with Global Crossing to provide our long distance transmission services. Associated with the difficulties facing many companies in the telecommunications industry, some of these third party vendors and suppliers have experienced substantial financial difficulties in recent years, in some cases leading to bankruptcies and liquidations. Any disruptions that these third party companies experience as a result of their financial difficulties that impact the delivery of products or services that we purchase from them could have an adverse affect on our business.

Resale agreements with long distance carriers may contain minimum volume commitments and/or underutilization penalties.

    As part of our offering of bundled telecommunications services to our customers, we offer long distance services. The long distance business is extremely competitive and prices have declined substantially in recent years. In addition, the long distance industry has historically had a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We rely on other carriers to provide transmission and termination services for all of our long distance traffic. Our primary underlying carrier currently is Global Crossing, which has until recently operated under Chapter 11 bankruptcy protection. We must enter into resale agreements with long distance carriers to provide us with transmission services. These agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of our future customers. In the event we fail to meet our minimum volume commitments, we may be obligated to pay underutilization charges and in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. The incurrence of any underutilization charges, rate increases or termination charges could have an adverse effect on our business.

We may not be able to compete effectively with the Regional Bell Operating Companies, or RBOCs, in the provision of long distance services.

    RBOCs have received authorization to provide certain types of long distance telephone service in forty-eight states and the District of Columbia. This list of states in which RBOC in-region authority has been granted includes each of the states in which we operate: Illinois, North Carolina, Georgia, Alabama, Mississippi and Louisiana. RBOCs have succeeded in capturing substantial market shares in long distance services in several states where they are authorized to provide such services, including New York and Texas. By obtaining such authorizations, a major incentive that the RBOCs have to cooperate with businesses such as our edge-out operations to foster competition within their service areas has been removed. When RBOCs offer both long distance and local exchange services, they reduce a competitive advantage which businesses like our edge-out operations currently are able to offer in those regions.

We may face significant future liabilities or compliance costs in connection with environmental and worker health and safety matters.

    Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing the management, storage and disposal of hazardous substances, materials and wastes. Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and remediating any contamination at owned or operated properties; or for contamination arising from the disposal by us or our predecessors of hazardous wastes at formerly-owned properties or at third-party waste disposal sites. In addition, we could be held responsible for third-party property or personal injury claims relating to any such contamination or relating to violations of environmental laws. Changes in existing laws or regulations or future acquisitions of businesses could require us to incur substantial costs in the future relating to such matters.

We depend on key personnel.

    Our business is dependent upon a small number of key executive officers. We have entered into employment, confidentiality and noncompetition agreements with Messrs. J. Stephen Vanderwoude, Paul H. Sunu, James D. Ogg, Kenneth Amburn, Michael T. Skrivan and Bruce J. Becker providing for employment of each executive for specified periods of time ranging up to three years. The agreements are subject to termination by either party (with or without cause) at any time subject to applicable notice provisions. Additionally, the agreements prohibit the executives from competing with us for a maximum period of up to 15 months, following termination for cause or voluntary termination of employment. We have not entered into employment agreements with any other key executives.

    We cannot guarantee that we will be able to attract or retain other skilled management personnel in the future. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on our business and results of operations.

Item 2.   Properties

    We own and lease offices and space in a number of locations within our regions of operation, primarily for our corporate and administrative offices, central office switches and business offices, network operations centers, customer service centers, sales offices and network equipment installations. Our corporate headquarters and our accounting center are located in approximately 24,100 square feet of leased space in two separate buildings in Mebane, North Carolina. The lease for the corporate headquarters, including our renewal options, will expire in approximately 15 years. The leases for the accounting center, including our renewal options, will expire at various times in six to eight years.

    Our RLECs own predominantly all of the properties used for their central office switches, business offices, regional headquarters and warehouse space in their operating regions. The poles, lines, wires, cable, conduits and related equipment owned by the RLECs are located primarily on properties that we do not own, but are available for the RLECs' use pursuant to consents of various governmental bodies or subject to leases, permits, easements or other agreements with the owners. Our RLECs own approximately 1,300 route miles of fiber in its operating regions.

    In our edge-out markets, we lease properties primarily for sales and administrative offices, collocations, ATM switches and data transmission equipment. We also lease local loop lines that connect its customers to its network as well as leasing space for central offices for our RLECs for collocating transmission equipment. In our edge-out markets we closed certain sales and administrative offices and we are currently evaluating our options related to disposal or sublease of these spaces. We have leases on office space in Peoria, Illinois and Atlanta, Georgia that are no longer used by our edge-out services and have been sublet. In addition, we have office space in Greensboro, North Carolina and New Orleans, Louisiana that is being actively marketed on a sublet basis. We own approximately 2,300 route miles of fiber in North Carolina, Illinois and across the southeast from Atlanta to Houston and Dallas that is used in providing our edge-out services.

    Substantially all of our RLEC properties and telephone plant and equipment are pledged as collateral for our senior indebtedness. We believe our current facilities are adequate to meet our needs in our incumbent local and competitive local markets for the foreseeable future.


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

    We estimated that the cost to the ESOP of the corrective allocation described above to be approximately $3.3 million. In the application, Gulf Coast Services requested that the assets held in the Section 415 Suspense Account and in the ESOP Loan Suspense Account be used by the ESOP for the correction. The 415 Suspense Account had an approximate value of $1.6 million, and the ESOP Loan Suspense Account had a value in excess of the $1.7 million needed for the full correction. However, based on discussions with the IRS and upon the recommendation of our advisors, during the second quarter of 2001, we withdrew our proposal to use the assets in the ESOP Loan Suspense Account as a source of funds to satisfy the obligation. Shortly thereafter, the IRS issued our Section 415 Compliance Statement and provided us with 150 days to institute the corrective actions. The correction period was then subsequently extended for thirty days to December 17, 2001. During the course of making the corrections as required by the compliance statement, additional administrative errors in the operation of the ESOP were found that affected years beginning January 1, 1995 through December 31, 1999. The newly discovered operational failures were interrelated with and directly affected the failures subject to the original compliance statement, and, therefore, the corrections under the original compliance statement could not be accurately completed.

    In response to these operational failures, we underwent an extensive review of the ESOP administration for the plan years 1995 through 1999. As part of this process, on June 7, 2002, we submitted a new application for a compliance statement under the Walk-In-Closing Agreement Program with the IRS. The new application provided proposed corrections to be made for the operational failures disclosed in the first application as well as presented our proposed corrections for the additional failures found in the administration of the ESOP. In October 2003, we received a preliminary Compliance Statement from the IRS documenting their conclusions related to our second VCO application. With our advisors, we completed the final Compliance Statement and it was issued in February 2004 allowing us 150 days, or until July 4, 2004 to implement all of the corrections. As of the end of February 2004, we had implemented substantially all of the required corrections outlined in the final Compliance Statement and made a distribution of substantially all of the cash assets held in the ESOP to participants. The ESOP, which holds a 48.2% interest in an escrow fund established in connection with our acquisition of Gulf Coast Services in September 1999, will remain open until mid-2006 pending final distribution of the remaining amounts in the escrow fund. Under the terms of the final Compliance Statement, we contributed approximately $0.2 million to the ESOP to provide adequate funds for the corrections.

    In May 2002, the escrow committee for the escrow fund authorized the transfer of $1.7 million from the escrow fund to the ESOP as required by the initial application for a compliance statement. Pursuant to the terms of the final Compliance Statement issued in February 2004, the $1.7 million was no longer necessary to complete the corrections to the ESOP. In March 2004, we requested the return of this amount from the ESOP trust, together with interest earned from the date of the initial transfer, to the escrow fund.

    (b) We are involved in other various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.


Item 4.   Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2003.


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters

We are a limited liability company with one member, our parent company, Madison River Telephone Company, LLC, or Madison River Telephone. Therefore, we do not have common stock registered on a public trading market.

All of our Class A member interests are held by Madison River Telephone. We have not paid any cash dividends to Madison River Telephone in the past two years. Under the terms of the indenture governing our senior notes, we are limited in our ability to pay dividends to Madison River Telephone unless we achieve certain cash flows from our operations and exceed certain ratios as defined in the indenture. At March 15, 2004, we do not have the ability to pay any dividends to Madison River Telephone under the terms of our indenture and do not expect to have this ability in the next 12 months.

Item 6.   Selected Financial Data

                           MADISON RIVER CAPITAL, LLC
                      Selected Financial and Operating Data
                             (Dollars in thousands)

                                                           Year Ended December 31,
                                ----------------------------------------------------------------
                               1999 (a)      2000 (b)        2001          2002          2003
                               --------      --------      --------      --------      --------
Statement of Operations Data:
  Revenues                     $  81,517      $ 167,101     $ 184,263     $ 184,201     $ 186,460
  Operating expenses:
    Cost of services              24,909         61,559        68,512        56,298        50,214
    Depreciation and
      amortization                21,508         50,093        58,471        50,649        52,054
    Selling, general and
      administrative expenses     29,608         55,457        54,488        45,673        42,402
    Restructuring                   -              -            2,779         2,694          (718)
                               ------------------------------------------------------------------
  Total operating expenses        76,025        167,109       184,250       155,314       143,952
                               ------------------------------------------------------------------
  Operating income (loss)          5,492             (8)           13        28,887        42,508
  Interest expense               (22,443)       (61,267)      (64,624)      (63,960)      (62,649)
  Other income (expense)           3,386          4,899       (14,813)       (2,486)        3,626
                               ------------------------------------------------------------------
  Loss before income taxes and
    minority interest expense    (13,565)       (56,376)      (79,424)      (37,559)      (16,515)
  Income tax (expense) benefit    (1,625)        (2,460)        5,570        (1,584)        1,846
  Minority interest expense          -             (750)       (1,075)         (275)         -
                               ------------------------------------------------------------------

  Net loss                     $ (15,190)     $ (59,586)    $ (74,929)    $ (39,418)    $ (14,669)
                               ==================================================================

Balance Sheet Data (at period end):
  Cash and cash equivalents    $  83,729      $  63,410     $  21,606     $  19,954     $  28,143
  Telephone plant and
    equipment, net               293,322        400,319       396,794       359,365       321,535
  Total assets                   785,290        992,017       896,578       844,771       807,142
  Long-term debt, including
    current portion              535,611        678,114       680,018       661,568       637,213
  Total member's capital         165,994        129,101        59,393        57,490        39,488

Other Financial Data:
  Capital expenditures         $  37,756      $  89,644     $  39,936     $  12,344     $  12,223
  Net cash provided by
    (used in) operating
    activities                    12,938         23,964       (19,770)       32,092        43,769
  Net cash used in investing
    Activities                  (374,582)      (214,649)      (24,013)      (10,714)      (10,019)
  Net cash provided by
    (used in) financing
    activities                   439,019        170,366         1,979       (23,030)      (25,561)
  Ratio of earnings to
    fixed charges (c)               -              -             -             -             -
  EBITDA (d)                      30,386         54,984        43,671        77,050        98,188

Other Operating Data:
  Access lines                   150,000        205,547       211,540       206,597       200,365
  DSL and high speed
    data connections                 273          4,536        11,831        17,128        24,863
  Employees                          745          1,073           783           664           643

(a) Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Gulf Coast Services (acquired on September 29, 1999).
(b) Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Coastal Communications (acquired on March 30, 2000).
(c) The ratio of earnings to fixed charges is computed by dividing income before income taxes and fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest. For the years ended December 31, 1999, 2000, 2001, 2002 and 2003, earnings of Madison River were insufficient to cover fixed charges by $13,565, $56,376, $79,424, $37,559 and $16,515, respectively.
(d) EBITDA consists of our net loss before interest expense, income tax (expense) benefit, depreciation and amortization. This measure is a non-GAAP financial measure, defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our statement of operations, balance sheet or statement of cash flows. Pursuant to the requirements of Regulation G under the Securities Act, we have provided a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.

     EBITDA is presented because we believe it is frequently used by investors and other interested parties in the evaluation of a company's ability to meet its future debt service, capital expenditures and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities or as a measure of liquidity or as an alternative to net loss as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles. See our Consolidated Statements of Cash Flows included elsewhere in this prospectus. See reconciliation below.

                                                           Year Ended December 31,
                                ----------------------------------------------------------------
                               1999 (a)      2000 (b)        2001          2002          2003
                               --------      --------      --------      --------      --------
Computation of EBITDA:
  Net loss                     $ (15,190)    $ (59,586)    $ (74,929)    $ (39,418)    $ (14,669)
  Income tax expense (benefit)     1,625         2,460        (5,570)        1,584        (1,846)
  Interest expense                22,443        61,267        64,624        63,960        62,649
  Minority interest expense         -              750         1,075           275          -
  Depreciation and
    amortization                  21,508        50,093        58,471        50,649        52,054
                              ------------------------------------------------------------------
  EBITDA                       $  30,386     $  54,984     $  43,671     $  77,050     $  98,188
                              ==================================================================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements set forth below constitute "forward-looking statements" that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. For further discussion of these factors, see the section of this Form 10-K titled "Risk Factors."

    Included in our discussion and analysis of our operating results are comparisons of EBITDA. EBITDA is a non-GAAP financial measure, defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our statement of operations, balance sheet or statement of cash flows. See footnote (d) under "Selected Financial and Operating Data" for a reconciliation of EBITDA to net loss. EBITDA is presented because we believe it is frequently used by investors and other interested parties in the evaluation of a company's ability to meet its future debt service, capital expenditure and working capital requirements. However, other companies in our industry may present EBITDA differently than we do. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities or as a measure of liquidity or as an alternative to net loss as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles.

    Historically, our operations have been organized into two operating divisions, which we referred to as the Local Telecommunications Division, or LTD, and the Integrated Communications Division, or ICD. The LTD was responsible for the integration, operation and development of our established markets that consist of our four rural local exchange carriers acquired since January 1998. The ICD was responsible for developing and managing our edge-out strategy as a competitive local exchange carrier as well as maintaining and marketing a fiber transport and Internet egress business. We no longer view the provision of such competitive services as a separate division, but as a line of business within our RLEC operations as the management responsibility for our edge-out operations is within the respective RLECs. Our RLEC operations, which include the LTD, represent the operations of our four RLECS providing a variety of telecommunications services, including local and long distance voice services, high-speed data and Internet access to business and residential customers predominantly in the Southeast and Midwest regions of the United States. Included within our RLEC operations as a separate line of business are our edge-out services, or EOS, that are similar to those provided by the ICD. Accordingly, in the following discussion of our operations we refer to our historical LTD operations as the operations of our RLECs and our historical ICD operations as our edge-out services.

Overview

    We are an established RLEC providing communications services and solutions to business and residential customers in the Southeast and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At December 31, 2003, we had 225,228 voice, DSL and high speed data connections in service.

    Our RLECs are located in North Carolina, Illinois, Alabama and Georgia. We also provide edge-out services as a CLEC in territories that are in close proximity to our RLECs. We currently provide edge-out services to medium and large customers in three markets: (i) the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina;
 (ii) Peoria and Bloomington in Illinois and (iii) New Orleans, Louisiana and nearby cities. The management and operating responsibility for the edge-out operations are provided by the managers of the respective RLECs.

    As part of our edge-out services, we maintain a 2,300 route mile fiber optic network, the majority of which comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have designated Atlanta and Dallas as our Internet egress points. We use our fiber optic network to support our dial-up, DSL and high speed Internet services provided in our RLEC operations and our edge-out services which use our network to connect to the Internet. Because we have found the fiber transport business to be extremely competitive and price driven, we do not anticipate actively expanding this line of business at this time.

    The objective of our current business plan is to maintain and grow our cash flows and to be a leading provider of telecommunications services in our operating markets in the Southeast and Midwest. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of our RLECs. In acquiring our four RLECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. Our RLECs are continuing to develop these established markets with successful marketing of vertical services and DSL, primarily through bundling of products, and is controlling expenses through the use of business process management tools and other methods. In our edge-out services, our strategy is focused on developing a profitable customer base and maintaining sustainable positive cash flow from this division. We have established rigorous criteria for evaluating new customers and the desirability of renewing existing contracts.

Factors Affecting Future Operations

    The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

    To date, our revenues have been derived principally from the sale of voice and data communications services to business and residential customers in our established RLEC markets. For the year ended December 31, 2003, approximately 92.5% of our operating revenues came from our RLEC operations and 7.5% from our edge-out services. For the year ended December 31, 2002, approximately 91.7% of our operating revenues came from our RLEC operations and 8.3% from our edge-out services. We intend to focus on continuing to generate increasing revenues in our RLEC operations and edge-out services from voice services (local and long distance), Internet access and enhanced data and other services. The sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate significant growth in revenues from our edge-out services as we continue to focus on a business plan that provides sustainable positive cash flows from that line of business. Our transport business, which provides services to other carriers and major accounts, will grow revenues only if certain profit margins are obtained without making significant additional capital investments and will primarily continue to support our retail Internet service business.

    At December 31, 2003, we had 225,228 connections in service compared to 223,725 connections in service at December 31, 2002, an increase of 1,503 connections or 0.7%. Our RLEC operations had 210,084 connections in service at December 31, 2003 and 206,676 connections in service at December 31, 2002, an increase of 3,408 connections or 1.6%. For the edge-out services, connections in service at December 31, 2003 and December 31, 2002 were 15,144 and 17,049, respectively, a decrease of 1,905 connections or 11.2%.

    We are currently experiencing a decline in the number of voice access lines in service in our RLECs. For the year ended December 31, 2003, the RLECs finished with approximately 185,903 voice access lines in service, which is a decrease of 4,350 voice access lines from approximately 190,253 voice access lines in service at December 31, 2002. Approximately 54% of the decrease in voice access lines served was the result of a decrease in second lines. As we increase the number of DSL connections we serve, correspondingly, we are experiencing a decrease in the number of second lines we serve. This is the result of our existing customers migrating from our dial-up Internet service where they also purchase a second line to our DSL service where they no longer need a second line. At December 31, 2003, we have approximately 8,200 second lines remaining in service. In addition, our Illinois operations accounted for all of our losses of primary voice access lines, defined as total voice access lines less second lines. A persistent weakness in the local economies that Gallatin River Communications in Illinois serves has led to unemployment and certain business losses and, therefore, a decline in voice access lines served in this market. We are uncertain at this time regarding the trend for voice access lines in this market in the near future. Our remaining three RLECs showed growth in the number of primary voice access lines served at December 31, 2003 when compared to December 31, 2002.

    In March 2004, military officials at Fort Stewart in Hinesville, Georgia, announced that the 3rd Infantry Division stationed there has received orders to prepare for a full deployment by February 2005. Our RLEC, Coastal Utilities, Inc., serves the Hinesville area including the military base. We are currently gathering information regarding this deployment and plan to assess the impact on our operations and cash flows. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. Therefore, we are unable at this time to project the range of the impact of this deployment on Coastal Utilities or our operations as a whole.

    The number of DSL subscribers we serve in our RLECs continues to increase. We believe we have been successful in addressing competition from new high speed Internet access product introductions, particularly by cable operators, in our markets during 2002 and 2003. We believe that the execution of our strategy and our ability to deliver a quality DSL product in a timely manner has made us the provider of choice in our markets. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for our RLECs. As of December 31, 2003, we had 24,181 DSL connections in service, an increase of 7,758 connections from 16,423 DSL connections at December 31, 2002. Our penetration rate for installed DSL connections reached 13.0% of our RLEC voice access lines at December 31, 2003 compared to 8.6% at December 31, 2002.

    We have also been successful in growing other revenues in our RLECs including the provision of long distance and vertical services to our customers. At December 31, 2003, we had 96,586 long distance accounts compared to 91,234 long distance accounts at December 31, 2002. In addition, our penetration rates for voicemail, caller identification, call waiting and call forwarding have increased over December 31, 2002. We are currently in the preliminary stages of assessing the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers.

    We have experienced a decrease in the number of dial-up Internet accounts we service. At December 31, 2003, we had 23,773 dial-up Internet customers which was a decrease of 3,983 customers, or 14.4%, from 27,756 dial-up Internet customers at December 31, 2002. We believe that a large percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our high-speed DSL.

    The services we provide can be purchased separately but more often are included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. Our sales and marketing strategy for our RLECs focuses on the bundling of services and the benefits it provides to our customers. We have recently introduced a residential bundled offering called our "No Limits" package. After a successful introduction in our North Carolina market in July, a similar bundling option is now offered in each of our RLEC markets. Our results show that the No Limits package has been successful in increasing penetration rates and we expect this trend to continue in 2004. Many of our customers selecting the No Limits package are new DSL customers and long distance customers which has led to an overall increase in our average revenue per unit. We intend to continue to offer other combined service discounts and programs designed to give customers incentives to buy bundled services.

    We have experienced a decrease in revenues from our edge-out services in 2003 compared to 2002 as new sales of services and renewals of expiring customer contracts have not been enough to replace customers that do not continue with our service. At December 31, 2003, our edge-out services had 14,462 voice access lines and 682 high speed data connections in service. At December 31, 2002, our edge-out services served 16,344 voice access lines and 705 high-speed data connections. The decrease in voice access lines is attributed primarily to the loss of one customer in North Carolina as the result of a merger. We are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

    Recent bankruptcies by interexchange carriers, including MCI WorldCom and Global Crossing, have impacted our financial results including our revenues, EBITDA (See footnote (d) under "Selected Financial and Operating Data" for a definition of EBITDA and reconciliation of EBITDA to net loss) and cash flows. The final resolution of these bankruptcies through the legal process and/or any regulatory changes that may arise from these events may have a material impact on our business. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on LECs, we may be unable to appropriately protect ourselves against the financial impact associated with any future bankruptcies of interexchange carriers or other telecommunication providers.

Expenses

    With the completion of each of our four RLEC acquisitions in 1998, 1999 and 2000, we focused on integrating the acquired operations into our existing business and on identifying opportunities to leverage off of common resources and to use best practices to increase productivity and efficiencies in our operations. To accomplish this, we implemented business process management tools and shared information on successful operating practices across the enterprise. We have centralized many of our business and back office functions, including network management, network operations, information technology, procurement, regulatory, finance, accounting, legal and human resources. Accordingly, we experienced fairly significant decreases in operating expenses in our RLEC operations in recent years. More recently, the rate at which operating expenses in the RLECs were decreasing has slowed, producing fairly comparable results from period to period. We seek to maintain the expense reductions that we have achieved in the RLECs in recent years.

    Our edge-out services have been focused on achieving sustainable positive cash flow. An important part of this strategy was the decision, in the fourth quarter of 2001, to slow the rate at which we were adding new voice and high speed data connections in the edge-out services. With slower planned growth, fewer sales personnel were needed and, as a result, fewer provisioners, sales engineers, customer care and other support personnel were required. In addition, certain fixed facility and overhead costs were reduced or eliminated. In addition to our strategy of slower planned growth, we also completed the transformation of the edge-out services as a true edge-out CLEC by placing the responsibility for managing and operating the edge-out service markets with the managers of our respective RLECs. This allowed for additional reductions in operating expenses as we were able to eliminate a number of redundant operations in the edge-out services. We also focused on grooming our network to reduce the costs of delivering services to its customers by replacing more expensive special access circuits with circuits provided for in our interconnection agreements with the incumbent local exchange carriers. In combination, these adjustments led to significant decreases in operating expenses in our edge-out services. Since the fourth quarter of 2002, operating expenses in our edge-out services have remained relatively consistent. In the near term, barring any unforeseen events, we expect that further decreases in operating expenses, if any, should be minimal.

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

    We have entered into interconnection agreements with BellSouth, Verizon, Sprint and SBC which allow, among other things, the edge-out services to lease unbundled network elements from these ILECs, at contracted rates contained in the interconnection agreements. We use these network elements to connect our edge-out services customers with our network. Other interconnection agreements may be required by our edge-out services. In addition, the edge-out services currently has the necessary certifications to operate in the states where it has customers.

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

Depreciation and amortization expenses

    We recognize depreciation expense for our telephone plant and equipment that is in service and is used in our operations, excluding land which is not depreciated. Our regulated RLEC operations use straight-line rates approved by the public utility commissions in the states where we have regulated telephone plant in service. The composite annualized rate of depreciation for telephone plant and equipment in the regulated operations approximated 7.93%, 7.57% and 6.87% for 2003, 2002, and 2001 respectively. In our unregulated RLEC operations and in our edge-out services, telephone plant and equipment is depreciated over lives, determined according to the class of the asset, ranging from three years to 33 years.

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

    We anticipate that in the next year, most of our capital expenditures will be directed at maintaining our existing networks and accommodating growth in demand for our services, primarily from high speed Internet access services. Our revenues may not increase or even continue at their current levels, and we may not achieve or maintain our target levels for expenses or profitability. We may not be able to generate cash from operations in future periods at the levels we currently project or at all. Our actual future operating results may differ from our current projections, and those differences may be material.

Critical Accounting Estimates

    Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. In making these estimates, we considered various assumptions and factors that will differ from the actual results achieved and will need to be analyzed and adjusted in future periods. These differences may have a material impact on our financial condition, results of operations or cash flows.

Allowance for Uncollectible Accounts

    We evaluate the collectibility of our accounts receivable using a combination of estimates and assumptions. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, such as a bankruptcy filing or substantial down-grading of credit scores, we record a specific allowance against the customer's account based on our estimate of the net realizable value of what we believe can be reasonably collected. For our other accounts receivable, we estimate the net realizable value of the accounts based on a review of specific customer balances, our trends and experience with prior receivables, the current economic environment and the length of time the receivables are past due. If circumstances change, we review the adequacy of the allowance and our estimates of the net realizable value.

Revenues

We recognize revenues from universal service funding and charges to interexchange carriers for switched and special access services. In certain cases, our RLEC subsidiaries participate in revenue sharing arrangements with other telephone companies, sometimes referred to as pools. Such sharing arrangements are funded by national universal service funding, subscriber line charges and access charges in the interstate market. Revenues earned through the sharing arrangements are initially recorded based on estimates we make regarding our costs to provide services. These estimates are then subject to adjustment in future accounting periods as actual operating results become available.

Goodwill and Long-Lived Assets

    Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired and has an indefinite life.
In accordance with the provisions of Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets ("SFAS 142"), we test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as significant underperformance by a reporting unit relative to its historical or its projected future operating results, significant regulatory changes that would impact the financial condition or future operating results of the reporting unit or significant adverse industry or economic trends. In performing our review of goodwill under the terms of SFAS 142, we make certain estimates regarding the implied fair value of our individual operating companies where goodwill is recorded. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using undiscounted cash flows and comparative market multiples when available and appropriate. In completing our analysis of the carrying value of goodwill, we rely on a number of factors, including actual operating results, market data and future business plans.

    If our analysis indicates goodwill is impaired, measuring its impairment requires a fair value estimate of each identified tangible and intangible asset. In determining an estimate of fair value in the case of an impairment of goodwill, we would use the best information available, which may include among other things, quoted market prices, prices for similar assets and liabilities or present value techniques as allowed under SFAS 142. See Note 1 to the consolidated financial statements for further discussion regarding goodwill.

    We review the carrying value of our long-lived assets, primarily our fiber network, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets
 ("SFAS 144"), to determine if the carrying value of these assets has been impaired. Our review on the carrying value of long-lived assets is conducted on an annual basis or more frequently if events or circumstances indicate that an impairment may exist. In accordance with the terms of SFAS 144, we estimate the undiscounted future cash flows to be generated by our long-lived assets and compare them to the carrying value of the respective assets. If the carrying value of the fiber network exceeds the undiscounted expected future cash flows, an impairment exists for the amount by which the carrying value of the asset exceeds its estimated fair value. Our estimate of the fair value of the long-lived asset would be made using the best information available, which may include among other things, quoted market prices, prices for similar assets and liabilities or present value techniques as allowed under SFAS 144.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

    Total revenues for the year ended December 31, 2003 were $186.4 million, an increase of $2.2 million from $184.2 million for the year ended December 31, 2002. Revenues in the RLEC operations were $172.5 million in 2003, an increase of $3.6 million, or 2.1%, from revenues of $168.9 million in 2002. Revenues from Internet and enhanced data services were $2.8 million higher in 2003 than in 2002 as a result of growth in the number of DSL connections.
The RLECs finished 2003 with 24,181 DSL connections in service compared to 16,423 DSL connections in service at the end of 2002, an increase of 7,758 connections or 47.2%. Likewise, long distance revenues in 2003 increased $1.0 million compared to 2002 due to an increase in the number of long distance accounts served. At December 31, 2003, the RLECs served 96,586 long distance accounts, an increase of 5,352 long distance accounts, or 5.9%, from 91,234 accounts served at December 31, 2002. Finally, miscellaneous revenues increased $1.9 million in 2003 compared to 2002 and is attributed to the impact on miscellaneous revenues in 2002 from approximately $1.5 million in bad debts being charged against revenues for pre-petition amounts of two customers, MCI WorldCom and Global Crossing, which filed for bankruptcy during the second quarter of 2002. No comparable bad debt charges were recognized in 2003. These increases in RLEC revenues were offset by a decrease of $2.0 million in local service revenues. The decrease in local service revenues is primarily attributable to anticipated lower network access revenues, as a result of lower universal support receipts, in 2003 compared to 2002. In addition, local service revenues were impacted by the decrease in voice access lines. At December 31, 2003, the RLECs served 185,903 voice access lines, a decrease of 4,350 voice access lines, or 2.3%, from 190,253 voice access lines served at December 31, 2002. Revenues in our edge-out services in 2003 were $13.9 million, a decrease of $1.4 million, or 8.6%, from the prior year revenues of $15.3 million, as a result of a decrease in the average number of voice and high speed data connections in service during 2003 compared to 2002. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 81.4% and 83.5% for the years ended December 31, 2003 and 2002, respectively.

    Total operating expenses decreased $11.4 million from $155.3 million, or 84.3%, of total revenues in 2002, to $143.9 million, or 77.2%, of total revenues in 2003. Approximately $2.7 million of the decrease is the result of a one-time, non-cash gain from a pension curtailment in the first quarter of 2003. Accrual of benefits for qualified plan participants who are not members of bargaining units in our non-contributory, defined benefit pension plan was frozen in the first quarter of 2003. As a result, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The pension plan curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million resulted in a reduction in pension expenses and $0.1 million went to reduce capital additions. The gain was recognized in the first quarter of 2003 and was allocated between our operating subsidiaries who participate in the pension plan. Although further accrual of benefits by plan participants is frozen, we have a continuing obligation to fund the plan and continue to recognize net periodic pension expense. Approximately $2.1 million of the net gain was recognized as a reduction of pension expenses in our RLECs and $0.6 million as a reduction of pension expenses in our edge-out services. Approximately $3.4 million of the decrease in operating expenses resulted from changes in restructuring expenses, with the majority of the decrease, or $3.2 million, in the edge-out services. In 2003, we recognized a benefit of approximately $0.7 million for adjustments made to restructuring accruals to recognize differences between actual operating results and our original estimates of restructuring expenses properly recorded in prior years in accordance with Emerging Issues Task Force Issue 94-3 ("EITF 94-3"). In 2002, we recorded restructuring expenses of $2.7 million. The remaining decreases in operating expenses are attributed to further expense reductions realized primarily in our edge-out services and to a lesser degree in the RLECs when compared to the prior year. The benefits from the changes we implemented to our cost structure in our edge-out services in the fourth quarter of 2001 and the third quarter of 2002 were fully realized in 2003. In the RLECs, in addition to the impact of slower growth on our operating expenses, we also realized a full year of cost reductions in 2003 from the implementation of more cost efficient methods of managing our business processes in earlier years.

    These operating expense reductions were partially offset by certain higher operating expenses. Our short-term incentive accruals increased $2.5 million in 2003 compared to 2002. In addition, during the fourth quarter of 2003, we accrued a one-time charge of $1.1 million for potential sales tax liabilities that may be retroactively imposed on the RLECs. We also recognized $0.9 million in expenses for DSL modems used in the RLEC operations. Prior to the third quarter of 2003, under the Company's accounting policies, the cost of DSL modems were capitalized. However, beginning in the third quarter of 2003, the Company began expensing DSL modems as their cost fell below the threshold for capitalization.

    Cost of services, as a percentage of total revenues, decreased from 30.6% in 2002 to 26.9% in 2003, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 26.3% in 2002 to 22.4% in 2003. Depreciation and amortization expenses, as a percentage of total revenues, increased from 27.5% in 2002 to 27.9% in 2003.

    Operating expenses in the RLECs in 2003 were $118.0 million, a decrease of $1.2 million, or 1.0%, from 2002 operating expenses of $119.2 million. Cost of services were $41.9 million in 2003, a decrease of $1.6 million, or 3.6%, from $43.5 million in 2002. Selling, general and administrative expenses decreased $1.1 million, or 2.7%, from $40.4 million in 2002 to $39.3 million in 2003. Restructuring expenses in the RLECs were $0.1 million in 2002 compared to a benefit of $0.1 million in 2003, a change of $0.2 million. These decreases were offset by an increase of $1.7 million in depreciation and amortization expenses to $36.9 million in 2003 from $35.2 million in 2002.

    In our edge-out services, operating expenses in 2003 were $25.9 million compared to operating expenses in 2002 of $36.1 million, a decrease of $10.2 million or 28.3%. Cost of services decreased approximately $4.5 million, or 35.4%, to $8.3 million in 2003 from $12.8 million in 2002. Depreciation and amortization was $15.1 million in 2003 and $15.4 million in 2002, a decrease of $0.3 million, or 1.7%. Selling, general and administrative expenses decreased $2.2 million, or 41.2%, to $3.1 million in 2003 from $5.3 million in 2002. Restructuring expenses in the edge-out services were $2.6 million in 2002 compared to a benefit of $0.6 million in 2003, a change of $3.2 million.

    Net operating income increased approximately $13.6 million, or 47.2%, from net operating income of $28.9 million, or 15.7% of total revenues in 2002 to net operating income of $42.5 million, or 22.8% of total revenues in 2003. The increase is attributed primarily to the reductions in operating expenses in the RLECs and edge-out services. Net operating income in the RLECs increased $4.7 million, or 9.5%, to $54.5 million in 2003 from $49.8 million in 2002. In our edge-out services, our net operating loss improved $8.9 million, or 42.6%, to a net operating loss of $12.0 million in 2003 from a net operating loss of $20.9 million in 2002.

    Interest expense decreased $1.3 million to $62.7 million, or 33.6% of total revenues, in 2003 compared to $64.0 million, or 34.7% of total revenues, in 2002. The decrease in interest expense is primarily attributable to a lower average balance of long-term debt outstanding and slightly lower weighted average interest rates during 2003 compared to 2002. The benefit of this decrease was partially offset by the accrual of $1.4 million in interest expense related to a potential income tax liability.

    For 2003, we had other income, net of approximately $3.6 million compared to other expenses, net of $2.5 million in 2002, a change of $6.1 million. Included in other expenses for 2002 is a $4.5 million realized loss for a decrease in the fair market value of an investment in US Unwired, Inc. common stock that was deemed to be other than temporary and an impairment charge of $2.1 million taken against the carrying value of our investment in US Carrier Telecom, LLC that is accounted for using the equity method. No such comparable charges were recorded in 2003.

    We recorded an income tax benefit of $1.8 million in 2003 compared to income tax expense of $1.6 million in 2002, a change of $3.4 million. The change is attributable primarily to the recognition of a $2.7 million in income tax refunds in 2003 that offset income tax expense. During 2002, after consultation with our tax advisors, we amended certain prior year income tax returns that resulted in refunds of approximately $7.8 million.
We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service, as part of an audit, verbally notified us that our position in the amended income tax returns would be disallowed and in the fourth quarter, we received formal notice of disallowance. The refunds impacted by this IRS notification totaled $5.1 million and remain as part of our deferred income tax liabilities. The remaining $2.7 million was recognized as an income tax benefit.

    Our net loss improved $24.7 million from a net loss of $39.4 million, or 21.4% of total revenues, in 2002, to a net loss of $14.7 million, or 7.9% of total revenues, in 2003, as a result of the factors discussed above. We reported net income in our RLEC operations of $24.2 million in 2003 compared to net income of $8.5 million in 2002, an increase of $15.7 million, or 185.1%. For 2003 and 2002, our edge-out services reported a net loss of $38.9 million and $47.9 million, respectively, an improvement of $9.0 million, or 18.8%. Our EBITDA increased $21.1 million from $77.1 million, or 41.8% of total revenues, in 2002, to $98.2 million, or 52.7% of total revenues, in 2003. (See footnote (d) under "Selected Financial and Operating Data" for a definition of EBITDA and reconciliation of EBITDA to net loss.)

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

    Total revenues for the year ended December 31, 2002 were $184.2 million, a decrease of $0.1 million from $184.3 million for the year ended December 31, 2001. Revenues in the RLECs were $168.9 million in 2002, a decrease of $2.3 million, or 1.3%, from revenues of $171.3 million in 2001. Revenues from Internet and enhanced data services were $4.4 million higher in 2002 than in 2001 as a result of growth in the number of DSL connections. The RLECs finished 2002 with approximately 16,420 DSL connections compared to approximately 11,140 DSL connections at the end of 2001, an increase of 5,280 connections. The increase in Internet and enhanced data services was offset by lower local service revenues, which decreased $3.1 million in 2002, and miscellaneous telecommunications service and equipment revenues, which decreased $3.2 million in 2002. Local service revenues were unfavorably impacted by decreases in our voice access lines in service and lower network access revenues. In addition, we sold two exchanges in Illinois in May 2001 that contributed approximately $1.2 million in revenues in 2001 prior to the date of their disposal for which no comparable revenues were reported in 2002. Miscellaneous telecommunications service and equipment revenues decreased primarily as a result of higher bad debt charges being recognized in 2002 compared to 2001. The most significant bad debt charges were recognized in connection with the bankruptcies of two interexchange carriers, MCI WorldCom and Global Crossing. Revenues generated by the edge-out services in 2002 grew $2.1 million over the prior year, or 16.3%, to $15.3 million, as a result of an increase in the average number of voice and high speed data connections in service during 2002. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 83.5% and 84.9% for the years ended December 31, 2002 and 2001, respectively.

    Total operating expenses decreased $29.0 million from $184.3 million, or 100.0% of total revenues in 2001, to $155.3 million, or 84.3% of total revenues in 2002. Cost of services, as a percentage of total revenues, decreased from 37.2% in 2001 to 30.6% in 2002, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 31.0% in 2001 to 26.3% in 2002. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 31.7% in 2001 to 27.5% in 2002. The decrease is attributable to lower operating expenses in both the RLECs and the edge-out services.

    Operating expenses in our RLEC operations in 2002 were $119.2 million, a decrease of $15.1 million, or 11.3%, from 2001 operating expenses of $134.3 million. The decrease is primarily the result of lower amortization expenses in 2002 than in 2001. Effective with the adoption of SFAS 142 in the first quarter of 2002, we were no longer permitted to amortize our goodwill. In 2001, expenses associated with the amortization of goodwill were approximately $16.5 million in the RLECs for which no comparable amortization expense was recognized in 2002. In addition, the RLEC's cost of services were approximately $3.1 million lower in 2002 than 2001 primarily as a result of expense reduction measures and impact on expenses from the disposal of the two exchanges in Illinois in the second quarter of 2001. These reductions in operating expenses in the RLECs were offset by an increase in depreciation expense and selling, general and administrative expenses. Depreciation expense increased approximately $3.5 million as a result of a higher average balance of telephone plant and equipment in service in 2002 than in 2001. Selling, general and administrative expenses increased $0.9 million in 2002 compared to 2001 due to an increase in non-cash, long-term incentive plan expenses of $3.8 million. Excluding the impact of these long-term incentive plan expenses, selling, general and administrative expenses would have decreased $2.9 million in 2002.

    For our edge-out services, operating expenses in 2002 were $36.1 million compared to operating expenses in 2001 of $49.9 million, a decrease of $13.8 million or 27.6%. The decrease in operating expenses reflects the strategy for the edge-out services to achieve positive cash flow with a slower targeted growth rate and significant cost reductions as well as the realignment of its operations under the responsibility of the managers of the respective RLECs. Cost of services decreased approximately $9.2 million, or 41.8%, primarily as a result of lower personnel costs and circuit expenses. Selling, general and administrative expenses decreased $9.7 million, or 55.3%, primarily attributed to a smaller sales, marketing and engineering support function and lower overhead expenses. Operating expenses in the edge-out services reflect restructuring charges of $2.6 million accrued in the third quarter of 2002 and $2.8 million accrued in the fourth quarter of 2001.

    Net operating income increased approximately $28.9 million from net operating income of $13,000 to net operating income of $28.9 million, or 15.7% of total revenues in 2002. The increase is primarily attributable to non-amortization of goodwill and expense reductions realized in both the RLECs and the edge-out services. Net operating income in the RLECs increased $13.0 million, or 35.2%, to $49.8 million in 2002 from $36.8 million in 2001. In our edge-out services, the net operating loss improved $15.9 million, or 43.3%, to a net operating loss of $20.9 million 2002 from a net operating loss of $36.8 million in 2001.

    Interest expense decreased $0.6 million to $64.0 million, or 34.7% of total revenues, in 2002 compared to $64.6 million, or 35.1% of total revenues, in 2001. The decrease in interest expense is primarily attributable to a lower average outstanding balance of long-term debt during 2002 compared to 2001, partially offset by a higher weighted average interest rate.

    For 2002, we had other net expenses of approximately $2.5 million compared to other net expenses of $14.8 million in 2001, a change of $12.3 million. Included in other expense for 2002 is a $4.0 million realized loss for a decrease in the fair market value of our investment in US Unwired, Inc. common stock that was deemed to be other than temporary and an impairment charge of $2.1 million taken against the carrying value of our investment in US Carrier Telecom, LLC that is accounted for using the equity method. Included in other net expenses for 2001 are realized losses on the disposal of marketable equity securities of approximately $9.5 million and impairment losses on investments accounted for using the equity method of $8.9 million.

    Our net loss improved $35.5 million from a net loss of $74.9 million, or 40.7% of total revenues, in 2001, to a net loss of $39.4 million, or 21.4% of total revenues, in 2002, as a result of the factors discussed above. The RLECs reported net income of $8.5 million in 2002 compared to a net loss of $11.1 million in 2001, an improvement of $19.6 million. For 2002 and 2001, the edge-out services had a net loss of $47.9 million and $63.9 million, respectively, an improvement of $16.0 million. Our EBITDA increased $33.4 million from $43.7 million, or 23.7% of total revenues, in 2001, to $77.1 million, or 41.8% of total revenues, in 2002. (See footnote (d) under "Selected Financial and Operating Data" for a definition of EBITDA and reconciliation of EBITDA to net loss.)

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

     Operating Activities. For the year ended December 31, 2003, we generated net cash from operating activities of $43.8 million and for the year ended December 31, 2002, we generated net cash from operating activities of $32.1 million, an increase of $11.7 million, or 36.3%. In 2003, we continued to reduce our expenses in both the RLEC operations and the edge-out services which resulted in a lower use of cash. Operating expenses, excluding non-cash depreciation and amortization expenses, in 2003 were $91.9 million in 2003 compared to $104.7 million in 2002, a decrease of $12.8 million. For the year ended December 31, 2002, we generated net cash from operating activities of $32.1 million and for the year ended December 31, 2001, we used net cash in our operating activities of $19.8 million, a change in net cash flows from operating activities of approximately $51.9 million. For 2002, our net loss before non-cash charges of depreciation, amortization, long-term incentive plan expenses, realized losses on marketable equity securities and investment impairment charges and equity losses in unconsolidated subsidiaries reflect net cash provided of $23.9 million compared to $5.6 million for 2001, an improvement of $18.3 million. In addition, net cash used for current liabilities in 2002 was approximately $20.8 million lower in 2002 than in 2001. Also, in 2002, we received income tax refunds of approximately $6.5 million for which no comparable refunds were received in 2001.

     Investing Activities. For the year ended December 31, 2003, net cash used in investing activities was $10.0 million. This consisted primarily of capital expenditures of $12.2 million and was partially offset by the redemption of $2.0 million in RTFC subordinated capital certificates. For the year ended December 31, 2002, net cash used in investing activities was $10.7 million, primarily due to capital expenditures of $12.3 million. This was offset by net cash of $0.7 million from redemption of SCCs and a decrease in other assets of $0.9 million. For the year ended December 31, 2001, we used $24.0 million in cash for investing activities. Cash used for investing activities was primarily for the purchase of telephone plant and equipment in the amount of $39.9 million. This was offset by proceeds from the sale of telephone plant and equipment of $13.5 million and decreases in other assets of $2.4 million.

     Financing Activities. For the year ended December 31, 2003, net cash used in financing activities was $25.6 million and is attributed to scheduled principal payments on long-term debt of $13.6 million, the repayment of $21.0 million outstanding on a line of credit and the redemption of $1.0 million of a minority interest in Coastal Communications. These uses of cash were partially offset by the proceeds of a $10.0 million advance on a line of credit. For the year ended December 31, 2002, net cash used in financing activities was $23.0 million. The net use of cash for financing activities is attributed to scheduled principal payments on long-term debt of $20.4 million and the repayment of an outstanding line of credit of $10.0 million. In addition, during 2002, we redeemed $2.0 million in member's interest and $1.0 million in minority interest in Coastal Communications and advanced $1.4 million to our managing directors. These uses of cash were offset by the proceeds of $4.0 million from advances on a line of credit and $7.8 million from borrowings under a term loan. For the year ended December 31, 2001, net cash provided by financing activities was $2.0 million. The primary components of this increase in cash were proceeds from long-term debt of $17.0 million, offset by repayments on long-term debt of $15.3 million.

    At December 31, 2003, we had negative working capital of $193,000 compared to negative working capital of $21.8 million at December 31, 2002, an improvement of $21.6 million. The improvement is attributed primarily to the change in the current portion of long-term debt due to the amendment entered into with the RTFC in the third quarter of 2003, which is further described below, and an increase in our cash and cash equivalents of $8.2 million. Under the amendment, we do not make any scheduled principal payments to the RTFC until the third quarter of 2004. Therefore, our current portion of long-term debt was $7.0 million at December 31, 2003 compared to $27.6 million at December 31, 2002, a change of $20.6 million. Under the terms of the amendment, our scheduled principal payments through 2010 are significantly less than under our previous agreement. As discussed below, we may be required to make annual mandatory prepayments equivalent to any excess cash flow as defined in the amendment in addition to our scheduled principal payments. These mandatory payments for excess cash flow will be based on our RLECs year-end financial results, beginning in 2005 based on the results of the 2004 fiscal year. We are uncertain what mandatory prepayments will have to be made, if any, at this time. The increase in cash is attributed to lower operating expenses and the deferral of our third and fourth quarter principal payments to the RTFC under the terms of the amendment. These increases in cash were partially offset by our $11.0 million net reduction in the amounts outstanding under our secured line of credit with the RTFC.

    At December 31, 2003, we had total liquidity of $59.1 million which consists of cash and cash equivalents of $28.1 million and available borrowings on our lines of credit with the RTFC of $31.0 million. As a result of our amendment with the RTFC, our liquidity position has been enhanced. The reductions in the scheduled principal payments under the amendment provide us with additional liquidity and greater operating flexibility during the next several years. In addition, we have remained focused on implementing operating improvements and efficiencies in our business processes to reduce our operating expenses and accordingly, our use of cash to fund our operations.

Off-Balance Sheet Arrangements

    As of December 31, 2003, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4).

Material Contractual Cash Obligations

    The following table contains a summary of our material contractual cash obligations as of December 31, 2003:

                                             Cash Payments Due by Period
                                               (amounts in thousands)
                                 Total       Year 1     Years 2-3    Years 4-5    Thereafter
                            ----------------------------------------------------------------
   Long-term debt
    - principal (a)         $   639,289    $   6,996    $  28,770    $  18,770    $  584,753
   Long-term debt
    - interest (b)              426,993       59,210      106,239      104,751       156,793
   Operating leases (c)           7,626        1,375        1,996        1,289         2,966
   Redemption of minority
    interest (d)                  4,000        1,000        2,000        1,000          -
   Other contractual cash
    obligations (e)               7,161        3,137        1,768        1,110         1,146
                            ----------------------------------------------------------------
   Material contractual
    cash obligations        $ 1,085,069    $  71,718    $ 140,773    $ 126,920    $  745,658
                            ================================================================

(a) Includes scheduled principal repayments per long-term debt agreements. Amount excludes the unamortized discount of $2,076 on our senior notes. Our long-term debt is discussed further below and in Note 6 to our consolidated financial statements.
(b) Includes estimates of interest expense on long-term debt amounts currently outstanding based on scheduled principal repayments and certain interest rate assumptions for our various tranches of long-term debt. Our long-term debt is discussed further below and in Note 6 to our consolidated financial statements.
(c)  Amount is shown net of estimated sublease income from current subleases.
(d)  See Note 13 to our consolidated financial statements.
(e) Includes miscellaneous other commitments represented by contracts or other agreements requiring scheduled cash outlays in future periods. Amounts presented are on an undiscounted basis and include, among other things, maintenance agreements, service agreements, professional fees and employment agreements.

Long-Term Debt and Revolving Credit Facilities

    We or our subsidiaries have outstanding term and revolving credit facilities totaling $436.6 million with the RTFC, which were entered into in connection with our four RLEC acquisitions. In addition, we have outstanding $200.0 million in 13 1/4% senior notes that are due in March 2010, a $2.3 million mortgage note payable on property acquired in the Coastal Communications acquisition and a $0.4 million miscellaneous note payable.
The $2.3 million mortgage note payable was repaid in full in January 2004.

RTFC Debt Facilities

    Our subsidiary, Madison River LTD Funding Corp., or MRLTDF, is the borrower under a loan agreement with the RTFC. MRLTDF is the holding company for three of our RLECs: Mebtel, Gulf Coast Services and Coastal
Communications. Our fourth RLEC, Gallatin River Holdings, LLC, or GRH, has provided a guaranty to the RTFC and its operating assets and revenues are subject to a first mortgage lien in favor of the RTFC.

    As of December 31, 2003, MRLTDF had approximately $426.6 million in term loans outstanding with the RTFC. Of this amount, $414.9 million in term loans bear fixed interest rates that range between 5.65% and 9.05%, with a weighted average rate approximating 7.7%. The fixed interest rates expire at various times, beginning in October 2004 through August 2006, depending on the terms of the note. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. The remaining $11.7 million term loan has a variable interest rate of 5.2% at December 31, 2003.

    In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC which, among other things, allows greater operating flexibility through an increase in our available liquidity. Under the terms of the amendment, our loan agreement was extended to November 2016. The amendment also provided us with a reduction in scheduled principal payments through 2011 with the first scheduled principal payment occurring in the third quarter of 2004. We continue to pay quarterly interest payments to the RTFC. We also may be required to make annual prepayments of principal based on our financial results. Annually, beginning in 2005, we will calculate excess cash flow as defined in the amendment using the preceding year's financial results. If the calculation indicates excess cash flow, we will make a mandatory prepayment equivalent to the amount of excess cash flow to reduce the principal outstanding to the RTFC. The payment will be required to be made in the second quarter of the year in which the calculation is made.

    Under the terms of the amendment, interest rates on our outstanding term loans are at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder, which replaced the existing interest rate adders. Prior to the amendment, interest rates on these term loans were at their prevailing RTFC fixed or variable base rate plus interest rate adders ranging from 0.35% to 0.75%. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as our Total Leverage Ratio, as defined in the amendment, decreases. The interest rate adder will remain at 1.0% while the Total Leverage Ratio is greater than 5.0 to 1.0. It decreases to 0.75% when the Total Leverage Ratio is between 4.0 to 1.0 and 5.0 to 1.0 and decreases to 0.5% when the Total Leverage Ratio is less than 4.0 to 1.0. The prior interest rate adders had no performance pricing associated with them.

    In addition, certain covenants were added or revised under the amendment and we will continue to test our compliance with our financial ratios, as defined in the amendment, on an annual basis. Included in our covenants, among others, are requirements that we obtain RTFC approval of a forward-looking, three-year capital expenditure budget on an annual basis and obtain RTFC consent before completing any acquisitions or disposals of local exchanges. Our covenants regarding payment of dividends by MRLTDF and GRH remained substantially the same as under the existing agreement. In addition, the amendment allows us to repurchase our senior notes without RTFC consent in amounts not to exceed $2.0 million per quarter and $6.0 million per year.

    Prior to the amendment, the loan facilities were secured by a first mortgage lien on substantially all of the operating assets and revenues of the RLECs. In addition, substantially all of the outstanding equity interests of the RLECs were pledged in support of the facilities. As part of the amendment, the RTFC was additionally granted a first mortgage lien on the assets of Madison River Holdings, the parent of MRLTDF or MRH, Mebtel Long Distance Solutions, Inc., or MLDS, and Madison River Long Distance Solutions, Inc, or MRLDS, and the equity interests in those entities were pledged in support of the loan facilities thereby providing the RTFC a security interest in all of the assets, revenues and substantially all of the equity interests of the RLECs. In addition, as provided for in the amendment, in the event that the senior notes are retired, we will grant the RTFC a first mortgage lien on the operating assets and revenues of Madison River Communications, LLC.

    As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates ("SCCs") that represent ownership interests in the RTFC equal to 10% of the amount borrowed. The RTFC financed the purchase of the SCCs by increasing the balance advanced for a loan by an amount equal to the SCCs purchased.

    At December 31, 2003, we owned $44.0 million in SCCs. The SCCs are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. Therefore, at December 31, 2003, based on principal payments of $13.5 million made to the RTFC in 2003, we have approximately $1.4 million in SCCs eligible to be redeemed in 2004. In March 2003 and 2002, the RTFC redeemed approximately $2.0 million and $1.5 million, respectively, of our SCCs.

    We also receive a share of the RTFC's net margins in the form of patronage capital refunds. Patronage capital is allocated based on the percentage that our interest payments contribute to the RTFC's gross margins. Currently, 70% of the RTFC's patronage capital allocation is retired with cash after the end of the year, and 30% is paid in the form of patronage capital certificates. The patronage capital certificates will be retired with cash in accordance with the RTFC's board-approved rotation cycle which is currently a fifteen year cycle.

    In addition to the term loans, we also have a secured line of credit and an unsecured line of credit with the RTFC. The secured line of credit is a $31.0 million facility at MRLTDF and has no annual paydown provisions. The secured line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 5.15% at December 31, 2003. We had advanced $10.0 million against this line of credit at December 31, 2003, and the remaining $21.0 million is fully available to be drawn. The unsecured line of credit is a $10.0 million facility at that is available for general corporate purposes to Coastal Utilities, Inc. and expires in March 2005. Under the terms of the unsecured revolving line of credit agreement, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. The unsecured line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points. Under the terms of the amendment as discussed above, we have agreed to provide the RTFC with a security interest in the assets of Coastal Utilities, Inc. to secure this line of credit. We intend to negotiate the extension of these lines of credit with the RTFC during 2004.

    As discussed above, the terms of the RTFC loan agreement, as amended, contains various financial and administrative covenants including ratios that are tested on an annual basis. The ratios are tested against the combined financial results of MRLTDF and its subsidiaries, GRH, MRLDS and MLDS. In addition, among other things, these combined entities are restricted in their ability to: (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) limited in their ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, as amended, any cash generated by MRLTDF and its subsidiaries, GRH, MRLDS or MLDS and any amounts available under the line of credit facilities discussed above may only be available to those entities and not to us or our other subsidiaries to fund our obligations. At December 31, 2003, MRLTDF was in compliance with the terms of its loan agreement, as amended, with the RTFC.

Senior Notes

    Madison River Capital is the issuer of $200.0 million in publicly traded 13 1/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the SEC and are subject to the terms and conditions of an indenture. At December 31, 2003, the senior notes had a carrying value of $197.9 million, which is net of a $2.1 million unamortized discount.

    Under the terms of the indenture, Madison River Capital and its restricted subsidiaries must comply with certain financial and administrative covenants. Among other things, Madison River Capital and its restricted subsidiaries are limited in their ability to: (i) incur additional indebtedness, (ii) pay dividends or make other distributions to Madison River Telephone or others holding an equity interest in a restricted subsidiary,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (vii) enter into transactions with affiliates. At December 31, 2003, Madison River Capital was in compliance with the terms of its senior notes indenture.

Other Long-Term Debt
    Our other indebtedness includes a $2.3 million note payable to the former Coastal shareholders for the purchase of land and a building used in our operations. The note, secured by the land and building, was repaid in full in January 2004.

    In addition, Madison River Capital also has a miscellaneous note payable of $0.4 million that bears interest at 8.0% and is due on demand.

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

    We currently estimate that cash required to fund capital expenditures in 2004 will be approximately $13.0 million. For the year ended December 31, 2003, our capital expenditures were approximately $12.2 million. Our use of cash for capital expenditures in 2003 and 2002 was significantly less than we have incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital expenditures during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2004 will be directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. During 2004, the demand for use of capital in the expansion of our telephone plant and network facilities will be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We are currently in the preliminary stages of assessing the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers. Depending on the outcome of this process, we may see an increase in our capital expenditures in future periods to support the delivery of this service to our customers.

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

    During 2002, after consultation with our tax advisors, we amended certain prior year income tax returns that resulted in refunds to the Company of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service, as part of an audit, verbally notified us that our position taken in the amended tax returns would be disallowed and in the fourth quarter, we received formal notice of disallowance. The refunds impacted by this IRS notification totaled $5.1 million. The remaining $2.7 million was recognized as an income tax benefit in the fourth quarter of 2003. Based on discussions with our tax advisors, we believe that our position is appropriate under current tax laws and we intend to defend the position taken in our amended income tax returns. In the third quarter of 2003, in accordance with Financial Accounting Standard No. 5, the Company accrued interest expense of $1.3 million to recognize a contingent liability meeting the criteria for accrual for interest expense on the disputed refunds. The Company accrued an additional $0.1 million in interest expense
in the fourth quarter of 2003.   The Company anticipates that interest
expense related to this liability will be approximately $0.4 million annually until the issue is resolved. At this time, we cannot assure you that we will prevail in our defense of our position taken in the amended income tax returns. If we are not successful, we may be required to repay the amounts received for refunds plus accrued interest. We believe this matter may take up to two years to resolve.

    Under the terms of MRTC's Operating Agreement, at any time on or after January 16, 2006, certain members may require MRTC to purchase all of their member units at an amount equal to the fair market value of the units. We may be required to fund this obligation of our parent company.

    Based on our business plan, we currently project that cash and cash equivalents on hand, available borrowings under our credit facilities and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs, including funding our negative working capital position, for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

    * the extent to which we consummate any significant additional acquisitions;

    * our success in maintaining a net positive cash flow in our edge-out operations;

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

Recent Accounting Pronouncements

    In April 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and was adopted by us on January 1, 2003. The adoption of SFAS 145 did not have a material impact on our results of operations, financial position or cash flows.

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

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new consolidation model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. We have not obtained an interest in any VIE's since January 31, 2003. We have determined that an unconsolidated company in which we hold an investment that is accounted for under the equity method is a VIE under FIN 46 but we are not the primary beneficiary of the VIE. We provide services to the VIE for which we have recorded revenues of $0.4 million and we have recognized expenses of $0.2 million for services provided by the VIE to us in the year ended December 31, 2003. Our maximum exposure to loss as a result of our involvement with the VIE is the $0.3 million carrying value of our investment at December 31, 2003. According to FASB Interpretation No. 46 (revised December 2003), entities shall apply the Interpretation only to special-purpose entities subject to the Interpretation no later than December 31, 2003 and all other entities no later than March 31, 2004. Special-purpose entities are defined as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Given that we have no significant variable interests in special-purpose entities, the Interpretation is effective March 31, 2004.

    In May 2003, the FASB issued Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. SFAS 150 was effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 during the third quarter of 2003. Upon adoption, we reclassified the redeemable minority interest on our balance sheet from its mezzanine level presentation between liabilities and equity to current and long-term liabilities. Beyond the reclassification of redeemable minority interest, the adoption of SFAS 150 did not have a material impact on our results of operations, financial position or cash flows.

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

    Our long term secured debt facilities with the RTFC mature in 2016. As of December 31, 2003, we had fixed rate secured debt with the RTFC of $414.9 million at a blended rate of 7.77%. The fixed rates on the term loans expire beginning October 2004 through August 2006. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. In addition, we have two miscellaneous notes that total $2.7 million at December 31, 2003 with each bearing fixed rate interest at 8.0%. One of these two miscellaneous notes, totaling $2.3 million at December 31, 2003, was repaid in January 2004. Our senior notes have a stated fixed rate of 13.25%. In addition to our fixed rate facilities, we have $11.7 million in term loans and $10.0 million under a secured line of credit with the RTFC that bear variable interest rates approximating a blended average rate of 5.2%. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $225,000 per year on interest expense. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.

Item 8.   Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.


Item 9.   Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure

None.


Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

    As required by Rule 13a-15(b) under the Exchange Act, under the direction of our CEO and CFO, we evaluated the design and operation of our disclosure controls and procedures including a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Form 10-K. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if necessary. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

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

    Based on the evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2003 to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Managers and Executive Officers

    We are a wholly-owned subsidiary and are managed by our sole member, MRTC. The Board of Managers of MRTC and, accordingly, our Board of Managers, consist of the following nine individuals at March 15, 2004: J. Stephen Vanderwoude, Chairman, Paul H. Sunu, James N. Perry, Jr., Michael P. Cole, Sanjeev K. Mehra, Joseph P. DiSabato, Mark A. Pelson and Richard A. May. At present, all managers, other than Richard A. May, who is an independently elected member, are appointed by certain groups that comprise the members of MRTC. The members holding a majority of MRTC's member units, which include affiliates of Madison Dearborn Partners, affiliates of Goldman Sachs and affiliates of Providence Equity Partners, are each entitled to appoint up to two individuals to the Board of Managers. The members holding a majority of the member units held by management personnel subject to employment agreements are entitled to appoint up to three individuals to the Board of Managers, at least two of whom must be investors in MRTC and members of management. In the event that an appointed Manager ceases to serve as a member of the Board of Managers, the resulting vacancy on the Board of Managers must be filled by a person appointed by the members that appointed the withdrawn Manager.

    We currently have an audit committee consisting of Richard A. May, Michael P. Cole and Mark A. Pelson, none of whom are officers or employees of our Company or any of our operating subsidiaries. The Board of Managers has not determined that any of these individuals are "audit committee financial experts" as such term is defined in Item 401(h)(2) of Regulation S-K. The Board of Managers has identified one individual as a nominee to the Board of Managers that is qualified to be an "audit committee financial expert" and, we expect that concurrent with his election to the Board of Managers, he would agree to serve in that role.

The following table sets forth certain information regarding the members of MRTC's and our Board of Managers as well as executive officers and other key officers of Madison River Capital and its operating subsidiaries at March 15, 2004:

Name                      Age   Position
----------------------    ---   -----------------------------------------------------------------
J. Stephen Vanderwoude    60    Managing Director - Chairman and Chief Executive Officer; Member
                                   of Board of Managers
Paul H. Sunu              47    Managing Director - Chief Financial Officer and Secretary; Member
                                   of Board of Managers
James D. Ogg              64    Managing Director
Kenneth Amburn            61    Managing Director - Chief Operating Officer
Bruce J. Becker           57    Managing Director - Chief Technology Officer
Michael T. Skrivan        49    Managing Director - Revenues
Michael P. Cole           31    Member of Board of Managers
Joseph P. DiSabato        37    Member of Board of Managers
Richard A. May            59    Member of Board of Managers
Sanjeev K. Mehra          45    Member of Board of Managers
Mark A. Pelson            41    Member of Board of Managers
James N. Perry, Jr.       43    Member of Board of Managers


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

     Mr. Paul H. Sunu, a founding member of MRTC in 1996, serves as Managing Director - Chief Financial Officer and Secretary of MRTC and MRCL. Mr. Sunu is a certified public accountant and a member of the Illinois Bar with 22 years of experience in finance, tax, treasury, securities and law.

     Mr. James D. Ogg, a founding member of MRTC in 1996, serves as a Managing Director of MRTC and MRCL. Mr. Ogg has over 45 years of telecommunications experience including serving as President of Centel-Illinois and Vice President and General Manager of Centel-Virginia and Centel-North Carolina. Mr. Ogg has also served as Vice President-Strategic Pricing and Vice President for Governmental Relations for Centel Corporation. In this capacity, Mr. Ogg managed Centel's Washington, D.C. office and was responsible for advocacy of corporate policy on telecommunications, cable and electric businesses before Congress and federal regulatory agencies. Mr. Ogg has successfully testified in or managed 17 rate cases and brings extensive experience in dealing with federal and state regulatory processes.

     Mr. Kenneth W. Amburn serves as a Managing Director - Chief Operating Officer of MRTC and MRCL and joined Madison River in 1998. Mr. Amburn has over 37 years of telecommunications experience including service as Vice President - Operations for Centel-Texas where he had oversight for operations involving over 280,000 access lines and for customer services, network maintenance, construction and overall business operations for Texas. Mr. Amburn has also served as Vice President, East Region Telecommunications for Citizens Utilities where he was responsible for establishing the operations and completing the transition of 1,400 employees to Citizens Utilities in connection with a 500,000 access line purchase from GTE.

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

     Mr. Michael P. Cole is a director of Madison Dearborn Partners LLC focusing on investments in the media and communications industries since 1997. Mr. Cole is currently a member of the board of directors of Omne Holdings, Ltd., Star Technology Group Limited and the Chicago Entrepreneurial Center within the Chicagoland Chamber of Commerce.

     Mr. Joseph P. DiSabato is a member of the Board of Managers and a Managing Director of Goldman, Sachs & Co. in the Merchant Banking Division where he has been employed since 1994. Mr. DiSabato serves on the Board of Directors of Amscan Holdings, Inc., P.N.Y. Technologies, Inc., TBG Information Investors, L.L.C., and several privately held companies on behalf of Goldman Sachs.

     Mr. Richard A. May is a member of the Board of Managers. Mr. May is also the Chairman and CEO of Great Lakes REIT, a position he has held since he co-founded the real estate investment trust in 1992.

     Mr. Sanjeev K. Mehra is a member of the Board of Managers and a Managing Director in Goldman Sachs' Merchant Banking Division since 1996. Mr. Mehra serves on the boards of Adam Aircraft Industries, Inc., Burger King Holdings, L.L.C., Amscan Holdings, Inc., Hexcel Corporation Nalco Company, North American Railnet, Inc., TBG Information Investors, L.L.C. and on the boards of several portfolio companies. He is a member of the Principal Investment Area's Investment Committee.

     Mr. Mark A. Pelson is a member of the Board of Managers and a Managing Director of Providence Equity Partners where he has been employed since 1996. Mr. Pelson is currently also a director of Consolidated Communications, Inc., Global Metro Networks, Language Line Services and W2N Holdings.

     Mr. James N. Perry, Jr. is a member of the Board of Managers and a Managing Director and co-founder of Madison Dearborn Partners. Mr. Perry concentrates on investments in the communications industry and currently also serves on the boards of directors of Allegiance Telecom, Inc., Band-x, Cbeyond Communications, Focal Communications Corporation, Nextel Partners and XM Satellite Radio Inc.

Code of Ethics

    We have adopted a written code of ethics that is recertified annually by our Chief Executive Officer, our Chief Financial Officer, our Controller and other key managers of the Company in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics, called the Madison River Telephone Company, LLC Code of Conduct, is available on the investor relations page of our corporate website at www.madisonriver.net. In the event that we make changes in, or provide waivers from, the provisions of this code of ethics, we intend to disclose these events on our corporate website.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the cash and non-cash compensation paid to the Chief Executive Officer and to each of our four most highly compensated executive officers other than the Chief Executive Officer, whose combined salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2003, 2002 and 2001 (collectively, the "Named Executive Officers"). The managers of Madison River Capital do not receive any compensation for serving on the Board of Managers. J. Stephen Vanderwoude, our current CEO, participated in deliberations of our Board of Managers concerning executive officer compensation during fiscal year 2003, other than such deliberations concerning his own compensation.

                           Summary Compensation Table

                                                                             Long-term
                                                                           Compensation
Name                                 Annual Compensation                      Awards
----                      -----------------------------------------------  ------------
                                                                            Securities
                                                                            Underlying
                                                             Other Annual   Unit Option       All Other
                          Year       Salary        Bonus   Compensation (1)   Grants      Compensation (2)
                          ----     ---------     --------- ---------------- -----------    ----------------
J. Stephen Vanderwoude      2003     $ 284,275     $ 380,000   $     1,800       -           $     6,209
(Chairman and CEO)          2002       285,425       250,000         1,817       -                 5,500
                            2001       195,720       240,000         1,625       -                 5,100

Paul H. Sunu                2003       224,498       510,524         2,520       -                 6,000
(Chief Financial Officer    2002       225,111       198,398         1,817       -                 5,500
     and Secretary)         2001       199,050       140,000           875       -                 5,100

Kenneth W. Amburn           2003       180,000        88,000           -         -                 6,322
(Chief Operating Officer)   2002       180,000        70,000           -         -                 6,514
                            2001       179,616        66,000           -         -                 6,255

Bruce J. Becker             2003       180,000       111,657           -         -                   -
(Chief Technology Officer)  2002       180,000        58,398           -         -                   -
                            2001       179,616        60,000           -         -                   798

Michael T. Skrivan          2003       180,000        88,000           -         -                 6,000
(Managing Director
   - Revenues)              2002       160,000        60,000           -         -                 5,500
                            2001       160,000        44,000           -         -                 5,100

(1) Other annual compensation consists of an auto allowance.
(2) Includes matching contributions for the 401(k) savings plan and group term life insurance premiums paid on behalf of certain officers.


401(k) Savings Plans

    In 1998, we established a 401(k) savings plan covering substantially all of our employees, except for employees of Gulf Telephone Company that have their own 401(k) savings plan, that meet certain age and employment criteria. Pursuant to the plan, eligible employees may elect to reduce their current compensation up to certain dollar amounts that do not exceed legislated maximums. We have agreed to contribute an amount equal to 50% of employee contributions for the first 6% of compensation contributed on behalf of all participants. We made matching contributions to this plan of approximately $606,000, $687,000 and $859,000 in 2003, 2002 and 2001, respectively. The
401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by us to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn and our contributions are deductible by us when made.

Long-Term Incentive Plan

    In 1998, we adopted a long-term incentive plan arrangement which provides for annual incentive awards for certain employees as approved by the Board of Managers. Under the terms of the plan, annual awards are expensed over the succeeding 12 months after the award is determined. The incentive awards vest automatically at the time of a qualified event as defined under the plan. No incentive awards are vested at this time. Vested awards are payable under certain circumstances as defined under the long-term incentive plan arrangement. We recognized compensation expense of $5,429,000, $5,284,000 and $1,271,000 in the years ended December 31, 2003, 2002 and 2001, respectively, related to the long-term incentive awards.

Pension Plan

In May 1998, we adopted a noncontributory defined benefit pension plan, which was transferred to us from our subsidiary, Mebtel, Inc. The plan covers all full-time employees, except employees of Gulf Coast Services, who have met certain age and service requirements and provides benefits based upon the participants' final average compensation and years of service. Further accrual of benefits under the pension plan were frozen effective February 28, 2003. We have a continued obligation to fund the plan and our policy is to comply with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended.

Employment Agreements

    Madison River Telephone has entered into employment agreements with Messrs. Vanderwoude, Sunu, Ogg, Becker, Amburn and Skrivan. The agreements provide for employment of each executive except Mr. Ogg through December 31, 2005. Mr. Ogg's agreement runs through December 31, 2004. The agreements are subject to termination by either party (with or without cause) at any time subject to applicable notice provisions. If the executive's employment is terminated by Madison River Telephone other than for cause, or due to his death or disability, or the executive terminates his employment for good reason, the executive is entitled to receive his continued base salary for six months after the date of termination, plus his bonus on a pro rata basis. The executive will also be entitled to receive a cash lump sum equal to any compensation payments deferred by the executive and any unpaid amounts in respect of any bonus for the fiscal year prior to the year of termination.
In some instances, these payments could total in excess of $100,000. The agreements provide that the executives may not disclose any confidential information while employed by Madison River Telephone or thereafter. The agreements also provide that the executive will not compete with Madison River Telephone during their employment or for a period of up to a maximum of 15 months following termination of employment. Additionally, the agreements prohibit the executives for a period of 15 months from soliciting for employment any person who at any time during the executive's employment was an employee of Madison River Telephone. Under the agreements, Madison River Telephone is obligated to indemnify the executives for all expenses, liabilities and losses reasonably incurred by them in connection with their employment. On December 31, 2003, Mr. Sunu's employment agreement was amended to, among other things, increase the amount of bonus payable to Mr. Sunu. Such bonuses are payable annually on December 31 beginning in 2003 and continuing through 2007, provided Mr. Sunu remains employed by Madison River Telephone on the date of payment for each such annual bonus.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    All of our outstanding member units are owned by MRTC. The following table sets forth certain information regarding the beneficial ownership of MRTC's member units as of March 15, 2004 by (A) each holder known by MRTC to beneficially own five percent or more of such member units, (B) each Manager and named executive officer of MRTC and (C) all executive officers and managers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase member units that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


                                               Number of Class A
                                               Units, Warrants or
                                                Options Held by      Percentage
Name                                               Member             of Units
----                                           ------------------    ----------
J. Stephen Vanderwoude                         5,454,696.70 (1)        2.36%
Paul H. Sunu                                   1,198,684.24 (1)         *
Bruce J. Becker                                  421,710.68 (1)         *
Kenneth Amburn                                      -                   -
Michael T. Skrivan                                  -                   -
Madison Dearborn Partners group (2)           85,962,015.42           37.22%
Goldman Sachs group (3)                       71,635,012.69           31.01%
Providence Equity Partners group (4)          47,279,108.13           20.47%
Daniel M. Bryant (5)                          12,000,000.00            5.20%
G. Allan Bryant (6)                           12,000,000.00            5.20%
All executive officers and managers
   as a group (12 persons)                   212,970,875.32           92.21%

* Represents less than one percent (1%).

(1) Excludes the following incentive interests granted to management. The units granted to the named executive officers below vest over time while the units granted to the Madison River Long Term Incentive Plan contain vesting provisions which are contingent upon the occurrence of certain liquidity events, including the sale of the company or an initial public offering:

                                         Class B Units       Class C Units
                                         -------------       -------------
      J. Stephen Vanderwoude                 3,000               1,550 (a)
      Paul H. Sunu                           1,000               1,150
      Bruce J. Becker                          -                   770
      Madison River Long Term
        Incentive Plan                       3,835                 -
      Madison River Long Term
        Incentive Stock Plan                   -                 5,067


      (a) Includes 1,200 units that the named executive officer gifted in trust to his three adult children for which the named executive officer disclaims beneficial ownership.

(2) Includes 392,610 units which Madison Dearborn Capital Partners, L.P. has the right to acquire upon conversion of existing indebtedness and 76,569,405.42 units held by Madison Dearborn Capital Partners II, L.P.; 8,711,355.10 units held by Madison Dearborn Capital Partners III, L.P.; 193,429.77 units held by Madison Dearborn Special Equity III, L.P.; 75,000.00 units held by Madison Dearborn Special Advisors Fund I, LLC; and 20,215.13 units held by Madison Dearborn Special Co-Invest Partners I.
(3) Includes 44,945,863.44 units held by GS Capital Partners II, L.P.; 1,657,820.36 units held by GSCPII Germany Mad River Holding, L.P.; 17,867,826.82 units held by GSCPII Offshore Mad River Holding, L.P.; 2,341,390.43 units held by Bridge Street Fund 1997, L.P.; and 4,822,111.85 units held by Stone Street Fund 1997, L.P.
(4) Includes 46,628,924.50 units held by Providence Equity Partners, L.P. and 650,183.63 units held by Providence Equity Partners II L.P.
(5) Includes 6,000,000 units held by Daniel M. Bryant and 6,000,000 units held by The Michael E. Bryant Life Trust of which Daniel M. Bryant is a trustee. Daniel M. Bryant disclaims beneficial ownership of the units held by The Michael E. Bryant Life Trust.
(6) Includes 6,000,000 units held by G. Allan Bryant and 6,000,000 units held by The Michael E. Bryant Life Trust of which G. Allan Bryant is a trustee. G. Allan Bryant disclaims beneficial ownership of the units held by The Michael E. Bryant Life Trust.


Item 13.  Certain Relationships and Related Transactions

    On April 10, 2002, MRTC announced the completion of an agreement with the former shareholders of Coastal Utilities, Inc., which, among other things, modified certain provisions of the CCI shareholders agreement that was entered into when CCI acquired Coastal Utilities in March 2000. Under the terms of the agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for 18.0 million Class A units in MRTC valued at $1 per unit and three term notes issued by MRTC, in the aggregate principal amount of $20.0 million, payable over eight years and bearing interest at approximately 8.4%. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. CCI redeemed an additional 30 shares of Series A stock in June 2003 for approximately $1.0 million. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right to require CCI to redeem their remaining 120 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. We expect that the next redemption of 30 shares of $1.0 million will take place in July 2004.

    On January 4, 2002, ORVS Madison River sold its interest in MRTC, which consisted of 5,550,253.16 Class A units at December 31, 2001, to certain members of management and to MRTC for approximately $1.21 to $1.23 per unit. MRTC repurchased 1,632,427.40 of the Class A units and retired them. Members of management purchasing Class A units from ORVS Madison River were J. Stephen Vanderwoude (2,489,450.97 units), James D. Ogg (544,142.74 units), Paul H. Sunu (462,521.37 units) and Bruce J. Becker (421,710.68 units). To finance a portion of their purchase of Class A units from ORVS Madison River, Mr. Sunu, Mr. Ogg and Mr. Becker each borrowed $466.7 thousand, or a total of $1.4 million, from Madison River Capital. The loans, payable on demand, bear interest at 5% and are secured by the respective individual's Class A interests purchased. As of March 15, 2004, $1.4 million remained outstanding under these loans.

    Mr. Sunu and Mr. Ogg also each have loans outstanding that are payable to MRTC. The proceeds of these loans were used to purchase 250,000.00 Class A units in MRTC. The loans, payable on demand, bear interest at 5% and are secured by the respective individual's Class A interests. Pursuant to an amendment to Mr. Sunu's employment agreement dated December 31, 2003, Mr. Sunu received an additional bonus in 2003 that was applied to the outstanding principal and accrued interest on his loans used to purchase Class A units in MRTC. Accordingly, in 2003, Mr. Sunu's additional bonus was used to repay $153.1 thousand of the outstanding balance due to MRTC. Mr. Sunu will receive an additional bonus in each of the next four years with the proceeds used to repay the remaining balances outstanding on his notes to MRTC and Madison River Capital. As of March 15, 2004, Mr. Sunu and Mr. Ogg had outstanding loan amounts of $145.5 thousand and $299.8 thousand on the loans payable to MRTC, respectively.

Item 14.  Principal Accountant Fees and Services

Fees Paid to the Independent Auditor

    The following table sets forth the aggregate fees (including expenses) for professional services provided by our independent public accounting firm, Ernst & Young LLP, for the audit of our annual financial statements for the years ended December 31, 2003 and 2002 and other services rendered by Ernst & Young LLP during those periods:

                                          December 31,     December 31,
                                              2003             2002
                                          ------------     ------------
                                              (amounts in thousands)
         Audit fees (1)                    $     645        $     469
         Audit-related fees (2)                   89              158
         Tax fees (3)                            379              767
         All other fees (4)                      -                -
                                           ---------        ---------
         Total                             $   1,113        $   1,394
                                           =========        =========

(1) Audit fees are fees we paid Ernst & Young for professional services for the audit of our consolidated financial statements included in the Form 10-K and review procedures carried out on our quarterly Form 10-Qs
(2) Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including audits of employee benefit plans and [X].
(3)  Tax fees are fees for tax compliance, tax advice and tax planning.
     These fees related primarily to the preparation of our income tax returns and tax consulting services.
(4) All other fees include aggregate fees for services other than services included in audit fees, audit-related fees and tax fees. Ernst & Young did not bill any fees that would be categorized as all other fees during either of the years ended December 31, 2003 or 2002.

Pre-Approval Policies and Procedures of the Audit Committee

    Our audit committee has adopted a policy regarding the review and pre-approval of all audit, audit-related, tax and other non-audit services provided by Ernst & Young above a de minimus amount. Fees for approval are based upon quotes for the services plus estimated related administrative and out-of-pocket expenses. The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes, any pre-approval decisions to the audit committee at its next scheduled meeting.

    During 2003, 100% of Ernst & Young's fees billed for audit services, audit-related services and tax services were approved by our audit committee.



                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Madison River Capital, LLC and report of independent auditors are included in the F pages of this Form 10-K:

        Report of independent auditors.

        Consolidated balance sheets as of December 31, 2003 and 2002.

        Consolidated statements of operations and comprehensive loss for the years ended December 31, 2003, 2002 and 2001.

        Consolidated statements of member's capital for the years ended December 31, 2003, 2002 and 2001.

        Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

        Notes to consolidated financial statements.

(a)(2) The following financial statement schedules are filed as part of this report on pages F-31 to F-34 and incorporated into this Item 15(a) by reference:

        Schedule I - Condensed Financial Information of Registrant; and
        Schedule II - Valuation and Qualifying Accounts.

    All other schedules for which provision is made in the applicable accounting regulations of the SEC either have been included in our consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits are either provided with this Form 10-K or are incorporated herein by reference:

        The information called for by this item is incorporated herein by reference to the Exhibit Index on pages I-1 to I-3 of this Form 10-K.

(b)     Reports on Form 8-K.

        On October 30, 2003, we filed a Current Report on Form 8-K dated October 30, 2003 announcing our third quarter and nine-month operating and financial results for the period ended September 30, 2003.

        On November 20, 2003, we filed a Current Report on Form 8-K dated November 20, 2003 containing a presentation made on November 20, 2003 by Paul H. Sunu, Chief Financial Officer of Madison River Capital, LLC, at the CSFB High Yield Media and Telecom Conference in New York, New York.

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual reports covering fiscal year 2003 nor proxy materials with respect to any annual or other meeting of security holders were sent to security holders.

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


                                MADISON RIVER CAPITAL, LLC



                                By:  /s/J. STEPHEN VANDERWOUDE
                                    ------------------------------------
                                        J. Stephen Vanderwoude
                                        Managing Director, Chairman and
                                          Chief Executive Officer

                                Date:   March 30, 2004
                                      ----------------------------------



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2004.



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



By:  /s/  JOHN T. HOGSHIRE
    ----------------------------------
            John T. Hogshire
        Vice President-Controller
      (Principal Accounting Officer)

          /s/ MICHAEL P. COLE
   ----------------------------------
              Michael P. Cole
                  Manager



          /s/ JOSEPH P. DISABATO
   ----------------------------------
              Joseph P. DiSabato
                   Manager



         /s/ RICHARD A. MAY
   ----------------------------------

             Richard A. May
                 Manager



          /s/ SANJEEV K. MEHRA
   ----------------------------------
              Sanjeev K. Mehra
                   Manager



          /s/ MARK A. PELSON
   ----------------------------------
              Mark A. Pelson
                  Manager



          /s/ JAMES N. PERRY, JR.
   ----------------------------------
              James N. Perry, Jr.
                   Manager

                           Madison River Capital, LLC

                       Consolidated Financial Statements

                    As of December 31, 2003 and 2002 and
              for the Three Year Period Ended December 31, 2003


                   Index to Consolidated Financial Statements

Report of Independent Auditors ......................................... F-2

Consolidated Financial Statements

    Consolidated Balance Sheets ........................................ F-3
    Consolidated Statements of Operations and Comprehensive Loss ....... F-5
    Consolidated Statements of Member's Capital ........................ F-6
    Consolidated Statements of Cash Flows .............................. F-7
    Notes to Consolidated Financial Statements ......................... F-8

Schedule I - Condensed Financial Information of Registrant ............. F-31
Schedule II - Valuation and Qualifying Accounts ........................ F-34

                         Report of Independent Auditors


Member
Madison River Capital, LLC

We have audited the accompanying consolidated balance sheets of Madison River Capital, LLC as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, member's capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index on page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Madison River Capital, LLC at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                       /s/ ERNST & YOUNG LLP


Raleigh, North Carolina
February 6, 2004 (except for Note 16, as to which
                  the date is February 27, 2004)

                           Madison River Capital, LLC

                           Consolidated Balance Sheets
                                 (in thousands)





                                                                       December 31
                                                                    2003        2002
                                                                  ---------------------
Assets
Current assets:
  Cash and cash equivalents                                       $  28,143   $  19,954
  Accounts receivable, less allowance for uncollectible
    accounts of $ 1,723 and $2,792 in 2003 and 2002,
    respectively                                                     10,797      12,971
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $2,075 and $1,693
    in 2003 and 2002, respectively                                    5,732       7,796
  Inventories                                                         1,327       1,039
  Rural Telephone Finance Cooperative stock to be redeemed            1,354       2,039
  Rural Telephone Finance Cooperative patronage capital receivable    2,976       2,766
  Deferred income taxes                                                 915       1,300
  Other current assets                                                1,631       1,745
                                                                   --------    --------
Total current assets                                                 52,875      49,610
                                                                   --------    --------

Telephone plant and equipment:
  Land, buildings and general equipment                              53,652      58,144
  Central office equipment                                          157,572     155,350
  Poles, wires, cables and conduit                                  230,772     225,932
  Leasehold improvements                                              2,533       2,533
  Software                                                           18,600      16,893
  Construction-in-progress                                            9,133      13,077
                                                                   --------    --------
                                                                    472,262     471,929
  Accumulated depreciation and amortization                        (150,727)   (112,564)
                                                                   --------    --------
Telephone plant and equipment, net                                  321,535     359,365
                                                                   --------    --------

Other assets:
  Rural Telephone Bank stock, at cost                                10,079      10,078
  Rural Telephone Finance Cooperative stock, at cost                 42,659      44,013
  Goodwill, net of accumulated amortization of $41,259              366,332     366,332
  Other assets                                                       13,662      15,373
                                                                   --------    --------
Total other assets                                                  432,732     435,796
                                                                   --------    --------
Total assets                                                      $ 807,142   $ 844,771
                                                                   ========    ========


                              See accompanying notes.

                           Madison River Capital, LLC

                                (in thousands)

                                                                       December 31
                                                                    2003        2002
                                                                  ---------------------
Liabilities and member's capital
Current liabilities:
  Accounts payable                                                $     920   $   1,551
  Accrued expenses                                                   38,978      35,810
  Advance billings and customer deposits                              5,155       5,349
  Other current liabilities                                           1,019       1,061
  Current portion of long-term debt                                   6,996      27,613
                                                                   --------    --------
Total current liabilities                                            53,068      71,384
                                                                   --------    --------

Noncurrent liabilities:
  Long-term debt                                                    630,217     633,955
  Deferred income taxes                                              45,481      49,945
  Other liabilities                                                  38,888      31,997
                                                                   --------    --------
Total noncurrent liabilities                                        714,586     715,897
                                                                   --------    --------

Total liabilities                                                   767,654     787,281

Member's capital:
  Member's interest                                                 251,284     251,284
  Accumulated deficit                                              (208,308)   (193,639)
  Accumulated other comprehensive loss                               (3,488)       (155)
                                                                   --------    --------
Total member's capital                                               39,488      57,490
                                                                   --------    --------
Total liabilities and member's capital                            $ 807,142   $ 844,771
                                                                   ========    ========



                              See accompanying notes.

                             Madison River Capital, LLC

            Consolidated Statements of Operations and Comprehensive Loss
                                   (in thousands)

                                                                 December 31
                                                         2003        2002       2001
                                                     ---------------------------------
Operating revenues:
  Local service                                       $ 126,975   $ 128,985   $ 132,108
  Long distance service                                  15,754      14,787      15,144
  Internet and enhanced data service                     16,252      13,497       9,051
  Edge-out services                                      13,947      15,265      13,126
  Miscellaneous telecommunications service
    and equipment                                        13,532      11,667      14,834
                                                       --------    --------    --------
Total operating revenues                                186,460     184,201     184,263
                                                       --------    --------    --------

Operating expenses:
  Cost of services                                       50,214      56,298      68,512
  Depreciation and amortization                          52,054      50,649      58,471
  Selling, general and administrative expenses           42,402      45,673      54,488
  Restructuring charge                                     (718)      2,694       2,779
                                                       --------    --------    --------
Total operating expenses                                143,952     155,314     184,250
                                                       --------    --------    --------

Net operating income                                     42,508      28,887          13

Interest expense                                        (62,649)    (63,960)    (64,624)
Other income (expense):
  Net realized losses on marketable equity securities      (343)     (3,985)     (9,452)
  Impairment charges on investments in
    unconsolidated subsidiaries                            -         (2,098)     (8,940)
  Other income, net                                       3,969       3,597       3,579
                                                       --------    --------    --------
Loss before income taxes and minority
  interest expense                                      (16,515)    (37,559)    (79,424)
Income tax benefit (expense)                              1,846      (1,584)      5,570
                                                       --------    --------    --------
Loss before minority interest expense                   (14,669)    (39,143)    (73,854)
Minority interest expense                                  -           (275)     (1,075)
                                                       --------    --------    --------
Net loss                                                (14,669)    (39,418)    (74,929)

Other comprehensive income (loss):
  Minimum pension liability adjustment                   (3,488)       -           -
  Unrealized (losses) gains on marketable
    equity securities:
      Unrealized holding losses arising during the
        year, net of tax                                   (188)     (4,170)     (1,351)
      Reclassification adjustment for realized
        losses included in net loss, net of tax             343       3,985       6,042
                                                       --------    --------    --------
Other comprehensive (loss) income                        (3,333)       (185)      4,691
                                                       --------    --------    --------
Comprehensive loss                                    $ (18,002)  $ (39,603)  $ (70,238)
                                                       ========    ========    ========


                             See accompanying notes.

                           Madison River Capital, LLC

                  Consolidated Statements of Member's Capital
                                 (in thousands)

                                                                      Accumulated
                                                                         Other
                                      Member's       Accumulated     Comprehensive
                                      Interest         Deficit       Income (Loss)       Total
                                      --------      ------------     -------------       -----
Balance at December 31, 2000          $ 213,054      $ (79,292)        $  (4,661)      $ 129,101
  Member's capital contribution             530           -                 -                530
  Net loss                                 -           (74,929)             -            (74,929)
  Other comprehensive income:
    Unrealized gains on marketable
      equity securities:
        Unrealized holding gains
          arising during the year          -              -               (1,351)         (1,351)
        Reclassification adjustment
          for realized losses
          included in net loss             -              -                6,042           6,042
                                       --------       --------          --------        --------
Balance at December 31, 2001            213,584       (154,221)               30          59,393
  Member's capital redemption            (2,000)          -                 -             (2,000)
  Advances to managing directors
   (see Note 15)                         (1,400)          -                 -             (1,400)
  Exchange of minority interest
   (see Note 14)                         41,100           -                 -             41,100
  Net loss                                 -           (39,418)             -            (39,418)
  Other comprehensive loss:
    Unrealized losses on marketable
      equity securities:
        Unrealized holding losses
          arising during the year          -              -               (4,170)         (4,170)
        Reclassification adjustment
          for realized losses
          included in net loss             -              -                3,985           3,985
                                       --------       --------          --------        --------
Balance at December 31, 2002            251,284       (193,639)             (155)         57,490
  Net loss                                 -           (14,669)             -            (14,669)
  Other comprehensive loss:
    Minimum pension liability
      adjustment                           -              -               (3,488)         (3,488)
    Unrealized losses on marketable
      equity securities:
        Unrealized holding losses
          arising during the year          -              -                 (188)           (188)
        Reclassification adjustment
          for realized losses
          included in net loss             -              -                  343             343
                                       --------       --------          --------        --------
Balance at December 31, 2003          $ 251,284      $(208,308)        $  (3,488)      $  39,488
                                       ========      ========           ========        ========




                         See accompanying notes.

                           Madison River Capital, LLC

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                               December 31
                                                                       2003        2002       2001
                                                                   ---------------------------------
Operating activities
Net loss                                                            $ (14,669)  $ (39,418)  $ (74,929)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                      50,391      47,400      39,766
     Amortization                                                       1,663       3,249      18,705
     Gain on sale of telephone plant and equipment                       -           -         (1,210)
     Writedown of telephone plant and equipment                          -            689        -
     Deferred long-term compensation                                    5,429       5,284       1,271
     Deferred income taxes                                             (4,117)      6,771      (4,585)
     Writedown of investments carried on equity method                   -          2,098       8,940
     Equity losses in investments carried on equity method                193       1,240       2,366
     Realized losses on marketable equity securities                      343       3,985       9,452
     Amortization of debt discount                                        206         180         158
     Minority interest expense                                           -            275       1,075
     Rural Telephone Finance Cooperative patronage capital               (899)       (829)     (1,101)
     Changes in operating assets and liabilities:
      Accounts receivable                                               2,174       1,958         734
      Receivables, primarily from interexchange carriers                2,064       1,031         759
      Income tax recoverable                                              405        (187)        136
      Inventories                                                        (289)         91       1,210
      Other current assets                                               (438)        734       3,183
      Accounts payable                                                   (631)        393      (5,044)
      Accrued expenses                                                  3,168      (4,139)    (20,099)
      Advance billings and customer deposits                             (194)        963        (517)
      Other liabilities                                                (1,030)        324         (40)
                                                                     --------    --------    --------
Net cash provided by (used in) operating activities                    43,769      32,092     (19,770)

Investing activities
Proceeds from sale of telephone plant and equipment                      -           -         13,547
Purchases of telephone plant and equipment                            (12,223)    (12,344)    (39,936)
Redemption of Rural Telephone Finance Cooperative stock, net            2,039         746        -
Decrease in other assets                                                  165         884       2,376
                                                                     --------    --------    --------
Net cash used in investing activities                                 (10,019)    (10,714)    (24,013)

Financing activities
Capital contributions from members                                       -           -            530
Redemption of member's interest                                          -         (2,000)       -
Advances to managing directors                                           -         (1,400)       -
Redemption of minority interest                                        (1,000)     (1,000)       -
Proceeds from long-term debt                                           10,000      11,778      17,000
Payments on long-term debt                                            (34,561)    (30,408)    (15,254)
Decrease in other long-term liabilities                                  -           -           (297)
                                                                     --------    --------    --------
Net cash (used in) provided by financing activities                   (25,561)    (23,030)      1,979
                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents                    8,189      (1,652)    (41,804)
Cash and cash equivalents at beginning of year                         19,954      21,606      63,410
                                                                     --------    --------    --------
Cash and cash equivalents at end of year                            $  28,143   $  19,954   $  21,606
                                                                     ========    ========    ========

Supplemental disclosures of cash flow information
  Cash paid for interest                                            $  60,667   $  63,073   $  64,172
                                                                     ========    ========    ========
  Cash paid for income taxes                                        $   1,544   $   1,661   $   4,055
                                                                     ========    ========    ========
Supplemental disclosure of a non-cash transaction
  Redemption of minority interest for member's
    interest (see Note 13)                                          $    -      $  41,100   $    -
                                                                     ========    ========    ========

                              See accompanying notes.

                           Madison River Capital, LLC

                          Notes to Financial Statements

                                December 31, 2003
           (amounts in thousands, except for operating and share data)

1. Summary of Significant Accounting Policies

Description of Business

    Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC (the "Parent"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company offers a variety of telecommunications services to business and residential customers in the Southeast and Midwest regions of the United States including local and long distance voice, high speed data, Internet access and fiber transport.

    The primary purpose for which the Company was founded was the acquisition, integration and operation of rural local exchange telephone companies ("RLECs"). Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served approximately 210,100 voice access and DSL connections as of December 31, 2003.

    The Company's RLECs also manage and operate edge-out competitive local exchange carrier ("CLEC") businesses in markets in North Carolina, Illinois and Louisiana, as well as providing fiber transport services to other businesses, primarily in the Southeast. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At December 31, 2003, the EOS operations served approximately 15,140 voice access and high speed data connections.

Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as follows:

  * Gallatin River Holdings, LLC and its subsidiary ("GRH"), a wholly-owned subsidiary

  * Madison River Communications, LLC and its subsidiary ("MRC"), a wholly-owned subsidiary

  * Madison River Holdings Corp. ("MRH"), a wholly-owned subsidiary

      * Madison River LTD Funding Corp. ("MRLTDF"), a wholly-owned subsidiary

          * Mebtel, Inc. ("Mebtel"), a wholly-owned subsidiary

          * Gulf Coast Services, Inc. and its subsidiaries ("GCSI"), a wholly-owned subsidiary

          * Coastal Communications, Inc. and its subsidiaries ("CCI"), a majority-owned subsidiary

          * Madison River Management, LLC ("MRM"), a wholly-owned subsidiary

      * Madison River Long Distance Solutions, Inc. ("MRLDS"), a wholly-owned subsidiary

      * Mebtel Long Distance Solutions, Inc. ("MLDS"), a wholly-owned subsidiary

    All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The minority interest expense reflected periodic accretions in the carrying value of a minority interest in CCI to reflect contractual call amounts payable by CCI if it elected to redeem the minority interest subject to the terms of a shareholders agreement. The shareholders agreement was amended in 2002 and the periodic accretions were no longer necessary as discussed in Note 13.

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Reclassifications

    In certain instances, amounts previously reported in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 consolidated financial statement presentation. Such reclassifications had no effect on net loss or member's capital as previously reported.

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

    Telephone plant and equipment used in the RLEC operations has been depreciated using the straight-line method over lives approved by regulators. Such depreciable lives have generally exceeded the depreciable lives used by nonregulated entities. In addition, certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's operations that are not subject to regulation by state and federal regulators are not accounted for under the guidelines of SFAS 71.

    Statement of Financial Accounting Standards No. 101, "Regulated Enterprises Accounting for the Discontinuance of Application of FASB Statement No. 71" ("SFAS 101"), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by enterprises in general, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation.

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

Cash Equivalents

    It is the Company's policy to consider highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

    Inventories are comprised primarily of poles, wires and telephone equipment and are stated at the lower of cost (average cost) or market.

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Allowance for Uncollectible Accounts

    The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to it, such as a bankruptcy filing or substantial down-grading of credit scores, the Company records a specific allowance against amounts due from the customer to reduce the net recognized receivable to the amount reasonably believed to be collectible. For other customer receivables, the Company reserves a percentage of the remaining outstanding accounts receivable as a general allowance based on a review of specific customer balances, the Company's trends and experience with prior receivables, the current economic environment and the length of time the receivables have been outstanding or are past due. As circumstances change, the Company reviews the adequacy of the allowance and the assumptions used in calculating the allowance.

Telephone Plant and Equipment

    Telephone plant and equipment is stated at cost, which for certain assets may include labor and direct costs associated with the installation of those assets.

    Maintenance, repairs and minor renewals are expensed as incurred. Additions, renewals and betterments are capitalized to telephone plant and equipment accounts. For the regulated RLEC operations, except for certain assets defined by the Federal Communications Commission, including artwork, land, and switching equipment sold with traffic, which are accounted for with corresponding gain or loss, the original cost of depreciable property retired is removed from telephone plant and equipment accounts and charged to accumulated depreciation, which is credited with the salvage value less removal cost. Under this method, no gain or loss is recognized on ordinary retirements of depreciable property. For retirements of telephone plant and equipment in the Company's unregulated operations, the original cost and accumulated depreciation are removed from the accounts and the corresponding gain or loss is included in the results of operations.

    Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The regulated RLEC operations use straight-line rates approved by regulators. The composite annualized rate of depreciation for telephone plant and equipment in the regulated operations approximated 7.93%, 7.57% and 6.87% for 2003, 2002 and 2001, respectively. In the unregulated operations, telephone plant and equipment is depreciated over lives, determined according to the class of the asset, ranging from three years to 33 years.

Investments in Unconsolidated Companies

    At December 31, 2003 and 2002, a subsidiary of the Company, CCI, held an investment in US Carrier Telecom, LLC, an unconsolidated company that was accounted for using the equity method of accounting which reflects the Company's share of income or loss of the investee, reduced by distributions received and increased by contributions made. The Company's share of losses in US Carrier was $193, $550 and $806 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, during 2002 and 2001, the Company recognized an impairment charge of $2,098 and $1,000, respectively, for a decline in the fair value of US Carrier deemed to be other than temporary. The Company's carrying value for this investment was $300 and $336 at December 31, 2003 and 2002, respectively.

    CCI also had an investment in Georgia PCS Management, L.L.C., an unconsolidated company also accounted for using the equity method of accounting. The Company's interest in Georgia PCS was acquired by US Unwired, Inc. in March 2002 for approximately 786,000 shares of common stock in US Unwired, Inc. The Company also exercised options it held for additional units in Georgia PCS and received approximately 20,000 additional shares of US Unwired, Inc. common stock. In 2002 and 2001, the Company's share of losses in this investment was $690 and $1,560, respectively, and in 2001, the Company recognized an impairment charge of $7,940 for a decline in the fair value of Georgia PCS deemed to be other than temporary.

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Revenues

    Revenues are recognized when the corresponding services are provided. Services billed in advance are recorded as deferred revenues. Recurring local service revenues are billed in advance, and recognition is deferred until the service has been provided. Nonrecurring revenues, such as long distance toll charges and other usage-based billings that are billed in arrears, are accrued and recognized in the period when earned.

    Network access service revenues are based on universal service funding and charges to interexchange carriers for switched and special access services and are recognized in the period when earned. The Company's RLEC subsidiaries participate in revenue sharing arrangements, sometimes referred to as pools, with other telephone companies for interstate revenues and for certain intrastate revenues. Such sharing arrangements are funded by national universal service funding, subscriber line charges and access charges in the interstate market. Revenues earned through the sharing arrangements are initially recorded based on the Company's estimates. These estimates are then subject to adjustment in future accounting periods as actual operating results become available. Traffic sensitive and special access revenues for interstate services are billed under tariffs approved by the appropriate regulatory authority and retained by the Company.

    Revenues from billing and collection services provided to interexchange carriers, advertising sold in telephone directories and the sale and maintenance of customer premise equipment are recorded as miscellaneous revenues. These revenues are recognized when the service has been provided or over the life of the contract, as appropriate.

Income Taxes

    The Company and its wholly-owned subsidiaries, MRC, GRH and MRM for a partial year, are limited liability corporations and are treated as partnerships for federal and state income tax purposes. Accordingly, income, losses and credits are passed through directly to the members of these partnerships. Effective November 29, 2003, MRM converted from being a C corporation to a limited liability corporation for income tax purposes.

    MRH, a wholly-owned subsidiary of the Company, is a holding company for the Company's other taxable C corporations that include, MRLTDF, Mebtel, GCSI, CCI, MLDS, MRLDS, and MRM, for a partial year as noted above. Income taxes for the C corporations are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely that the asset will be realized.

Allocation of Distributions

    Distributions to its member, if any, are allocated in accordance with the terms outlined in the Company's Operating Agreement subject to conditions of its senior note indenture.

Goodwill

    Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer permitted to be amortized after December 31, 2001 but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

                           Madison River Capital, LLC

Goodwill (continued)

    The Company determined that the goodwill related to its acquisitions, net of accumulated amortization, was not impaired as of January 1, 2002, the date of adoption of SFAS 142. During the fourth quarter of 2003 and 2002, the Company again performed the required annual impairment tests in accordance SFAS 142 with no determination of impairment. However, if an impairment of the carrying value of goodwill is indicated by the tests performed in accordance with SFAS 142, then a corresponding charge will be recorded as part of operating expenses on the statement of operations.

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

    In 2001 and prior years, the Company's goodwill was amortized using the straight-line method over 25 years. For the year ended December 31, 2001, had the Company been subject to the provisions of SFAS 142, net loss would have been reported as follows (in thousands):

                                       Goodwill
                                     amortization
                     As reported        expense        Pro forma
                     -----------     ------------      ---------
    Net loss          $ (74,929)       $ 16,533        $ (58,396)
                       ========         =======         ========


Concentration of Credit Risk

    The Company's principal financial instruments subject to potential concentration of credit risk are accounts receivable which are unsecured. The Company provides an allowance for uncollectible receivables based on an analysis of the likelihood of collection of outstanding amounts.

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

    In accordance with the provisions of SFAS 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Comprehensive Income (Loss)

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires that total comprehensive income (loss) be disclosed with equal prominence as the Company's net loss. Comprehensive income (loss) is defined as changes in member's capital exclusive of transactions with owners such as capital contributions and distributions.
For 2003, 2002 and 2001, the Company had comprehensive income (loss), net of income taxes, of $155, ($185) and $4,691, respectively, from unrealized gains
and losses on marketable equity securities available for sale.   In addition,
in 2003, the Company recognized other comprehensive loss for an adjustment to its minimum pension liability of ($3,488).

                           Madison River Capital, LLC

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

    In April 2002, the FASB issued Statement of Financial Accounting Standards 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30. SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modified the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 was adopted by the Company on January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company's results of operations, financial position or cash flows.

    In July 2002, the FASB issued Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146, which superseded EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
 (including Certain Costs Incurred in a Restructuring)", requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 by the Company, effective January 1, 2003, did not have a material impact on the Company's results of operations, financial position or cash flows.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The interpretation requires recognition of liabilities at their fair value for newly issued guarantees and other disclosures. The Company adopted FIN 45 in 2003 and it did not have a material impact on its results of operations, financial position, or cash flows.

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate the VIE as the "primary beneficiary". This new consolidation model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. The Company has not obtained an interest in any VIE's since January 31, 2003.
 The Company determined that an unconsolidated company in which it holds an investment that is accounted for under the equity method is a VIE under FIN 46 but the Company is not the primary beneficiary of the VIE. The Company provides services to the VIE for which it has recorded revenues of $0.4 million and it has recognized expenses of $0.2 million for services provided by the VIE to it in the year ended December 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the VIE is the $0.3 million carrying value of its investment at December 31, 2003. According to FASB Interpretation No. 46 (revised December 2003), entities shall apply the Interpretation only to special-purpose entities subject to the Interpretation no later than December 31, 2003 and all other entities no later than March 31, 2004. Special-purpose entities are defined as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Given that we have no significant variable interests in special-purpose entities, the Interpretation is effective March 31, 2004.

    In May 2003, the FASB issued Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously may have been classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. SFAS 150 was effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 during the third quarter of 2003. Upon adoption, the Company reclassified the redeemable minority interest on its balance sheet from its mezzanine level presentation between liabilities and equity to current and long-term liabilities. Beyond the reclassification of redeemable minority interest, the adoption of SFAS 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

                           Madison River Capital, LLC

2. Rural Telephone Bank Stock

    The Company's investment in Rural Telephone Bank ("RTB") stock is carried at cost and consists of 26,478 shares of $1,000 par value Class C stock at December 31, 2003. At December 31, 2002, the Company's investment in RTB consisted of 26,477 shares of $1,000 par value Class C stock and 223 shares of $1 par value Class B stock. During 2003, the Company purchased an additional 777 shares of Class B stock and exchanged the 1,000 Class B shares it held for one Class C share. For 2003, 2002 and 2001, the Company received cash dividends from the RTB of $1,112, $1,112 and $1,413, respectively which are included in other income in the consolidated statements of operations.


3. Rural Telephone Finance Cooperative Equity

    The Company's investment in Rural Telephone Finance Cooperative ("RTFC") stock is carried at cost and consists of Subordinated Capital Certificates ("SCCs") acquired as a condition of obtaining long-term financing from the RTFC. The SCCs are redeemed for cash by the RTFC proportionately as the principal of the long-term financing is repaid to the RTFC. In 2003 and 2002, the Company received $2,039 and $1,524, respectively, from the redemption of SCCs.

    In addition, as a cooperative, the RTFC allocates its net margins to borrowers on a pro rata basis based on each borrower's patronage ownership in the RTFC. Therefore, the Company receives an annual patronage capital allocation from the RTFC that it records at cost. As determined by the RTFC's board of directors, a percentage of the patronage capital allocations are retired with cash in the following year with the remainder being distributed in the form of patronage capital certificates that will be retired for cash on a scheduled 15-year cycle or as determined by the RTFC's board of directors. For 2003, the Company's allocation of patronage capital from the RTFC was $2,976 of which $2,083 was retired with cash in January 2004 and $893 received in patronage capital certificates. For 2002, the Company received an allocation of patronage capital from the RTFC of $2,789 of which $1,952 was retired with cash in January 2003 and $837 received in patronage capital certificates. For 2001, the Company's allocation of patronage capital was $3,671 of which $2,570 was retired with cash in January 2002 and $1,101 received in patronage capital certificates. At December 31, 2003 and 2002, the Company had $4,485 and $3,592, respectively, in patronage capital certificates related to these allocations.

4. Available for Sale Equity Securities

    In March 2002, Georgia PCS Management, L.L.C., a limited liability company in which the Company owned approximately 15% of the outstanding member interests and accounted for as an equity method investment, was acquired by US Unwired, Inc., a publicly traded Sprint PCS affiliate. In exchange for its ownership interest in Georgia PCS, the Company received approximately 806,000 shares of US Unwired, Inc. Class A common stock. The Company recorded the common stock in other assets at its fair market value of $4,565 at the date of the exchange. At that date, approximately 151,000 shares were being held in escrow pending the completion of certain provisions of the acquisition agreement. In addition, the remaining shares were subject to certain restrictions that prevented the Company from selling or otherwise disposing of the shares for a specified period of time. As the restrictions elapsed periodically, specified percentages of the shares were released and available for disposal by the Company. The final restrictions elapsed March 27, 2003.

    The Company accounted for the common stock in US Unwired, Inc. as available for sale marketable equity securities in accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Accordingly, the common stock was carried at its estimated fair value based on current market quotes with changes in the fair market value reflected as other comprehensive income or loss. During 2002, the Company deemed that a decline in the fair market value of the common stock from the date of the exchange was other than a temporary decline and, accordingly, recognized a realized loss of $4,015 in the carrying value. At December 31, 2002, the fair value of the common stock was $395.

    During 2003, the Company sold approximately 655,000 shares of US Unwired, Inc. common stock for approximately $182 and recorded a realized loss, net of income tax benefits, of $262. In addition, as a result of certain purchase price adjustments made under the acquisition agreement, the shares held in escrow were retained by US Unwired, Inc. and the Company recognized a realized loss, net of income tax benefits, for these shares of $106.

                           Madison River Capital, LLC

    In 2003, the Company received and disposed of a miscellaneous investment in a marketable equity security for proceeds of $25 and recognized a realized gain of $25 on the disposal.

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


5. Restructuring Charges

    In the third quarter of 2002, in completing the development of the EOS as true edge-out CLEC operations, the Company realigned each of the EOS's operating regions in North Carolina, Illinois and New Orleans under the Company's RLECs in those respective regions. The RLECs assumed responsibility for managing and directing the EOS operations in those regions. Correspondingly, the Company recognized a restructuring charge of $2,808 related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. Of the restructuring charge, MRC recognized $2,677 million and MRM recognized $131. The charge was recognized in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3)." The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities, net of estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, the expense associated with decommissioning a switch, expenses associated with the elimination of thirty employees and related expenses. During the third and fourth quarter of 2003, the Company adjusted certain accruals that were included in the initial restructuring charge to recognize actual results of the realignment and to reflect changes in its estimates related to future periods. In addition, approximately $387 of the restructuring charge related to the decommissioning of a switch was reversed as the Company later elected to redeploy certain elements of the switch elsewhere in its operation. As a result of these adjustments, the Company recognized a benefit of $718 in its restructuring expenses during 2003. Substantially all of the payments charged against this restructuring accrual in 2003 related to payments made under lease agreements. As of December 31, 2003, the following amounts were recorded in connection with the restructuring charge:

                                     Balance at          2003          2003           Balance at
                                  December 31, 2002    payments     adjustments    December 31, 2003
                                  -----------------    --------     -----------    -----------------
    Future lease obligations          $  1,345         $   (974)     $   (100)         $    271
    Telephone plant and equipment          158             -             (158)             -
    Employee separation expenses            77               (4)          (73)             -
                                       -------          -------       -------           -------
                                      $  1,580         $   (978)     $   (331)         $    271
                                       =======          =======       =======           =======

    In the fourth quarter of 2001, MRC recorded a $2,779 restructuring charge associated with MRC's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3. Substantially all of the payments charged against this restructuring accrual related to payments made under lease agreements. As of December 31, 2003, the following amounts were recorded in connection with this restructuring charge:

                                     Balance at              2003             Balance at
                                  December 31, 2002        payments        December 31, 2003
                                  -----------------        --------        -----------------
    Future lease obligations          $    788             $   (246)           $    542
    Legal related expenses                  31                 -                     31
                                       -------              -------             -------
                                      $    819             $   (246)           $    573
                                       =======              =======             =======

    The remaining liability for these two restructuring accruals as of December 31, 2003 is recorded as $307 in accrued expenses and $537 in other long-term liabilities.

                           Madison River Capital, LLC

6. Long-Term Debt and Lines of Credit

    Long-term debt and lines of credit outstanding consist of the following at:

                                                                                     December 31
                                                                                  2003          2002
                                                                               -----------------------
First mortgage notes collateralized by substantially all RLEC assets:
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (5.20% at December 31, 2003).                                    $  11,680     $  12,103
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                     5,924         6,138
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                       951           983
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 6.95%
     (rate expires November 2004).                                                102,486       105,780
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                    5,557         5,722
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                   67,384        70,684
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                    3,544         3,648
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 9.05%
     (rate expires October 2004).                                                 122,063       125,561
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                    7,778         7,778
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 9.0%
     (rate expires April 2005).                                                    99,226       101,734
  RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC's line of credit base rate plus 0.5% (5.15% at
    December 31, 2003).                                                            10,000        21,000
RTFC unsecured line of credit loan, maturing March 2005 with interest payments
    due quarterly at the RTFC's line of credit base rate plus 1.0%.                  -             -
Mortgage note payable due in January 2004, interest at a fixed rate of 8%,
    secured by land and building.                                                   2,303         2,326
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount of $2,076 and
    $2,282, respectively.                                                         197,924       197,718
Convertible note payable to related party                                             393           393
                                                                                 --------      --------
                                                                                  637,213       661,568
Less current portion                                                                6,996        27,613
                                                                                 --------      --------
                                                                                $ 630,217     $ 633,955
                                                                                 ========      ========

                           Madison River Capital, LLC

6. Long-Term Debt and Lines of Credit (continued)

    Principal maturities on long-term debt at December 31, 2003 are as follows:

                         2004               $   6,996
                         2005                  19,385
                         2006                   9,385
                         2007                   9,385
                         2008                   9,385
                         Thereafter           582,677
                                             --------
                                            $ 637,213
                                             ========

    The loan facilities provided by the RTFC are primarily with MRLTDF. In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC (the "Amendment"). Under the terms of the Amendment, the loan agreement was extended to November 2016. The Amendment also provided a reduction in scheduled principal payments through 2010 with the first scheduled principal payment occurring in the third quarter of 2004. Beginning in 2011, scheduled principal payments increase, ranging from $8,900 to $17,490 per quarter through the end of 2016. The Company continues to make quarterly interest payments to the RTFC. Annually, beginning in 2005, the Company will be required to calculate excess cash flow, as defined in the Amendment, for the RLECs subject to the loan agreement using the preceding year's financial results. If the calculation indicates excess cash flow, the Company will be required to make a mandatory prepayment of principal to the RTFC equivalent to the amount of excess cash flow. Such mandatory prepayment will be made in the second quarter of the year in which the calculation is made.

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

    The terms of the RTFC loan agreement, including the Amendment, contains various financial and administrative covenants that are tested on an annual basis. The covenants are based on the combined financial results of MRLTDF and its subsidiaries, GRH, MRLDS and MLDS. In addition, among other things, these combined entities are restricted in their ability to (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) limited in their ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and
(iv) incur additional indebtedness above certain amounts without the consent of the RTFC. At December 31, 2003, the Company was in compliance with the terms and conditions of the loan agreement.

    Prior to the Amendment, the loan facilities were secured by a first mortgage lien on the operating assets and revenues of GRH and MRLTDF and its subsidiaries consisting of Mebtel, GCSI, CCI and MRM. In addition, substantially all of the outstanding equity interests of the RLECs were pledged in support of the facilities. As part of the Amendment, the RTFC was additionally granted a first mortgage lien on the assets of MRH, MLDS and MRLDS and the equity interests in those entities were pledged in support of the loan facilities thereby providing the RTFC a security interest in all of the assets, revenues and substantially all of the equity interests of the RLECs. In addition, as provided for in the Amendment, in the event that the senior notes are retired, the Company will grant the RTFC a first mortgage lien on the operating assets and revenues of MRC.

    The $31,000 secured revolving line of credit between the RTFC and MRLTDF expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At December 31, 2003, MRLTDF had drawn down $10,000 under this line of credit with the remaining $21,000 fully available to MRLTDF.

                           Madison River Capital, LLC

    The Company also has an undrawn $10,000 unsecured line of credit that is fully available to Coastal Utilities, Inc., a subsidiary of CCI, and expires in March 2005. This unsecured line of credit currently contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum. Under the terms of the Amendment, MRLTDF is in the process of granting the RTFC a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit.

    The Company has outstanding 131/4% senior notes that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments,
(v) create certain liens or use assets as security in other transactions,
(vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At December 31, 2003 and 2002, the Company was in compliance with the terms of its indenture.

    The Company has a note payable to the former shareholders of Coastal Utilities that was secured by land and buildings used in Coastal Utilities operations. The note bore interest at 8% and was fully repaid in January 2004.

    The Company has a convertible note payable to a member of MRTC with an outstanding principal balance of $393 as of December 31, 2003 and 2002. The note payable accrues interest at 8% per annum. The principal amount and unpaid interest are due in October 2011. The note is unsecured and, at any time prior to the payment of the entire principal amount, the holder may convert all unpaid principal and accrued interest into Class A members' equity of the Parent.


7. Leases

    The Company leases various facilities used primarily for offices and networking equipment under noncancelable operating lease agreements that expire at various dates through 2015. The leases contain certain provisions for renewal of the agreements, base rent escalation clauses and additional rentals. Future minimum lease payments for years subsequent to December 31, 2003 are as follows.

                         2004               $   1,482
                         2005                   1,272
                         2006                     910
                         2007                     763
                         2008                     655
                         Thereafter             2,837
                                             --------
                                            $   7,919
                                             ========


    Total rent expense was approximately $2,099, $2,481 and $2,895 for the years ended December 31, 2003, 2002 and 2001, respectively.


8. Income Taxes

    Income taxes for the Company's corporate subsidiaries, that include MRH, MRLTDF, Mebtel, GCSI, CCI, MRLDS and MLDS ("Consolidated Tax Group") are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in each subsidiaries' respective financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities.

                           Madison River Capital, LLC

8. Income Taxes (continued)

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

    Effective December 1, 2003, MRM converted to a limited liability corporation for income tax purposes from being a C Corporation. MRM will file as a C Corporation for the period from January 1, 2003 through November 28, 2003 and as a limited liability corporation from November 29, 2003 through December 31, 2003.

    In 2002, the Company, after consultation with its tax advisors, filed amended state and federal income tax returns which, under Internal Revenue Code Section 118, elected to characterize certain Universal Service Fund payments as contributions that reduced the tax basis of certain telephone plant rather than as taxable income. The amended income tax returns, covering the years 1998 to 2000, resulted in refunds of $7,836. These refunds were recorded as deferred income tax liabilities pending the audit of the amended returns. In addition, this position was also taken in the 2001 income tax returns for the Company when originally filed.

    In 2003, the Company's income tax returns were audited by the Internal Revenue Service ("IRS"). The IRS disallowed the Company's position on the USF receipts for 1999 to 2001. The Company believes that its position is appropriate under current tax laws and the Company intends to defend the position taken in its amended income tax returns. The Company is uncertain at this time as to the ultimate outcome of this matter. The statute of limitations for audit adjustments for 1998 expired during 2003. Accordingly, the Company recorded an income tax benefit of $2,726 for the net amount of the 1998 refunds received.

    Components of income tax (benefit) expense for the years ended December 31 are as follows:

                                             2003            2002            2001
                                        -------------------------------------------
    Current:
      Federal                            $    (157)      $  (4,829)      $  (3,129)
      State                                  1,532            (339)          1,356
    Deferred:
      Federal                               (7,742)          5,417          (3,362)
      State                                   (961)           (146)           (352)
                                          --------        --------        --------
    Subtotal                                (7,328)            103          (5,487)
    Investment tax credits, net               -                (19)            (19)
    Change in valuation allowance            5,482           1,500             (64)
                                          --------        --------        --------
    Total income tax (benefit) expense   $  (1,846)      $   1,584       $  (5,570)
                                          ========        ========        ========


    Net income (loss) before income taxes of the corporate subsidiaries for the years ended December 31, 2003, 2002, and 2001 was approximately $(72), $4,700 and $(31,603), respectively. Differences between income tax expense (benefit) computed by applying the statutory federal income tax rate to loss before income taxes and reported income tax expense (benefit) for the years ended December 31 are as follows:

                                             2003            2002            2001
                                        -------------------------------------------
    Amount computed at statutory rate    $     (24)      $   1,598       $ (10,745)
    Non-deductible goodwill
      amortization                            -               -              3,761
    Increase in tax valuation allowance      5,482           1,500             (64)
    Realized losses on marketable
      equity securities                       -              2,236            -
    Income from LLC not includible in
      taxable income                        (2,177)         (2,951)           -
    Prior year refund realized              (2,726)           -               -
    Nontaxable benefit curtailment            (537)           -               -
    Expense pass through from
      partnership investment                (2,761)         (1,109)           -
    State income taxes, net of federal
      benefit                                 (628)           (485)          1,004
    Amortization of investment
      tax credits                             -                (19)            (19)
    Other, net                               1,525             814             493
                                          --------        --------        --------
    Total income tax (benefit) expense   $  (1,846)      $   1,584       $  (5,570)
                                          ========        ========        ========

                           Madison River Capital, LLC

8. Income Taxes (continued)

    The Company had federal and state net operating loss carryforwards of approximately $11,962 and $9,468 for the years ending December 31, 2003 and 2002, respectively. The federal net operating loss carryforwards begin to expire in 2020 and the state net operating loss carryforwards begin to expire in 2015.

    The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                        2003         2002
                                                     ----------------------
    Deferred tax assets:
      Accrued employee benefits                      $   1,698    $   1,897
      Allowance for uncollectible accounts                 533          915
      Deferred compensation                              6,352        5,619
      Net operating loss carryforwards                   2,441        2,562
      Other deferred assets                                358        4,612
                                                      --------     --------
      Total deferred tax assets                         11,382       15,605
      Valuation allowance for deferred tax assets       (9,223)      (3,741)
                                                      --------     --------
      Net deferred tax assets                            2,159       11,864

    Deferred tax liabilities:
      Book basis of property, plant and equipment
        in excess of tax basis                         (42,486)     (50,771)
      Basis difference in investment                    (3,203)      (3,568)
      Other deferred liabilities                        (1,036)      (6,170)
                                                      --------     --------
      Total deferred tax liabilities                   (46,725)     (60,509)
                                                      --------     --------
    Net deferred tax liabilities                     $ (44,566)   $ (48,645)
                                                      ========     ========


9. Benefit Plans

Pension Plans

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

    On January 14, 2003, the Company notified its non-bargaining employees that the accrual of benefits in the Pension plan would be frozen effective February 28, 2003. As a result of the notification, Statement of Financial Accounting Standards No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" became effective. The curtailment resulted in an immediate net gain of $2,781 which was recognized in 2003. Although the accrual of benefits in the pension plan was frozen, the Company has a continued obligation to fund the plan and will continue to recognize an annual net periodic pension expense while the plan is still in existence.

                           Madison River Capital, LLC

Pension Plans (continued)

    The following table sets forth the funded status of the Company's Pension plan and amounts recognized in the Company's financial statements at December 31, 2003 and December 31, 2002:

                                                        2003         2002
                                                     ----------------------
   Projected benefit obligation at
     beginning of year                                $ (11,404)   $ (12,402)
       Service cost                                        (420)      (1,136)
       Interest cost                                       (690)        (796)
       Actuarial (loss) gain                             (1,318)          30
       Curtailment                                          759         -
       Benefit payments                                     454        2,900
                                                       --------     --------
   Projected benefit obligation at
     end of year                                        (12,619)     (11,404)
                                                       --------     --------

   Fair value of plan assets at beginning of year         7,633        8,886
     Actual return on plan assets, net                      688         (369)
     Contributions                                          730        2,016
     Benefit payments                                      (454)      (2,900)
                                                       --------     --------
   Fair value of plan assets at end of year               8,597        7,633
                                                       --------     --------

   Funded status of the plan                             (4,022)      (3,771)
     Unrecognized prior service costs                      -          (2,793)
     Unrecognized net obligation                           -              12
     Unrecognized net loss                                3,488        3,119
                                                       --------     --------
   Net pension liability                              $    (534)   $  (3,433)
                                                       ========     ========

Amounts recognized in the consolidated balance sheets
   Prepaid benefit cost                                    -            -
   Accrued benefit liability                             (4,022)      (3,433)
   Intangible asset                                        -            -
   Accumulated other comprehensive income                 3,488         -
                                                       --------     --------
Net amount recognized                                 $    (534)   $  (3,433)
                                                       ========     ========

    The following table sets forth the net periodic pension cost for the Pension plan for 2003 and 2002 and the Pension plan and CCI plan as individual plans and on a combined basis for 2001:


                                                                        2001
                                                           ----------------------------
                                   2003        2002         Combined   Company     CCI
                               ----------------------------------------------------------------
   Service cost                 $    420     $  1,136       $  1,101   $    783    $    318
   Interest cost                     690          796            811        215         596
   Estimated return on
     plan assets                    (594)        (798)          (782)      (269)       (513)
   Net amortization and
     deferral                         95         (241)          (252)         7        (259)
                                 -------      -------        -------    -------     -------
       Net periodic pension
         cost                   $    611     $    893       $    878   $    736    $    142
                                 =======      =======        =======    =======     =======

                                                        2003         2002
                                                     ----------------------
   Additional information:
     Increase in minimum liability included in
       other comprehensive income                     $  3,488     $   -
     Accrued benefit liability                           3,488         -

                           Madison River Capital, LLC

Pension Plans (continued)

    Weighted-average assumptions used for the Pension plan for 2003 and 2002 and the Pension plan and CCI plan as individual plans for 2001 are as follows:


                                             2003            2002            2001
                                        -------------------------------------------
    Plan discount rates:
      Pension plan                        6.00%           7.00%           7.50%
      CCI plan                             -               -              7.50%
    Rates of increase in future
     compensation levels:
      Pension plan                        0.00%*          3.00%           3.00%
      CCI plan                             -               -              3.00%
    Expected long-term rates of return
     on assets
      Pension plan                        8.00%           8.00%           8.00%
      CCI plan                             -               -              8.00%

*Based on freeze of further accrual of Pension plan benefits

    The Company's pension plan weighted-average asset allocations at December 31 by asset category are as follows:

                                                        2003         2002
                                                     ----------------------
   Plan assets:
     Equity securities                                   60%          30%
     Debt securities                                     40%          69%
     Other                                                0%           1%
                                                       -----        -----
   Total                                                100%         100%
                                                       =====        =====


    The expected long-term rate of return for the plan's total assets is based on the expected return of each of the categories of assets, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while fixed income is expected to return between 5% and 6%, with a goal of achieving a total return of 8% per year.

    The Company's investment policy is to broadly diversify the investments in order to reduce risk and to produce incremental return, while observing the requirements of state law and the principles of prudent investment management. The Pension plan's assets will be diversified among economic sector, industry, quality, and size. The purpose of diversification is to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the performance of the Pension plan. As a result, the risk level associated with the portfolio should be reduced.

The Company's target allocation for 2004 by asset category is as follows:

                                        2004
     Plan assets:
       Equity securities              25 - 75%
       Debt securities                25 - 75%

                           Madison River Capital, LLC

Pension Plans (continued)

    The Company expects to contribute approximately $2,100 to the Pension plan in 2004.

    The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid:

                  2004                     $    359
                  2005                          396
                  2006                          440
                  2007                          514
                  2008                          647
              2009 to 2013                    5,290


Postretirement Benefits Other Than Pensions

    The Company sponsors two plans providing medical coverage to retirees and their dependents.

    The Company provides limited medical coverage to retirees and their dependents for all companies, except GCSI and its subsidiaries, through a traditional indemnity plan administered by a third party. Participation in the retiree medical plan begins upon retirement at age 55 with 10 years of service.

    The Company provides a monthly contribution of $10.00 for each year of service with the Company to retirees to use for medical benefits. In addition, the Company provides the lesser of $25,000 or half of the retiree's final base pay in life insurance benefits. The plan is unfunded.

    The following table sets forth the status of the Company's plan and amounts recognized in the Company's financial statements at December 31:

                                                        2003         2002
                                                     ----------------------
   Accumulated plan benefit obligation at
     beginning of period                              $  (1,592)   $  (1,234)
       Service cost                                         (37)         (63)
       Interest cost                                        (93)        (107)
       Plan participants' contributions                    -            -
       Amendments                                          -            -
       Actuarial loss (gain)                                113         (339)
       Benefits paid                                         47          151
                                                       --------     --------
   Accumulated plan benefit obligation at
     end of period                                       (1,562)      (1,592)
                                                       --------     --------

   Fair value of plan assets at beginning of period        -            -
     Employer contribution                                   47          151
     Plan participants' contributions                      -            -
     Benefits paid                                          (47)        (151)
                                                       --------     --------
   Fair value of plan assets at end of period              -            -
                                                       --------     --------

   Funded status of plan                                 (1,562)      (1,592)
   Unrecognized prior service costs                         601          671
   Unrecognized net loss                                    221          336
                                                       --------     --------
   Accrued postretirement benefit cost                $    (740)   $    (585)
                                                       ========     ========

                           Madison River Capital, LLC

9. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

                                                        2003         2002
                                                     ----------------------
   Amounts recognized in the consolidated
     balance sheets
       Prepaid benefit cost                           $   -        $   -
       Accrued benefit liability                         (740)        (585)
       Intangible asset                                   -            -
       Accumulated other comprehensive income             -            -
                                                       ------       ------
       Net amount recognized                          $  (740)     $  (585)
                                                       ======       ======

                                             2003            2002            2001
                                        -------------------------------------------
   Components of net periodic
    postretirement benefit cost:
      Service cost                       $     37        $     63        $     64
      Interest cost                            93             107              79
      Actuarial loss (gain)                     2             (33)             (1)
                                          -------         -------         -------
    Net periodic postretirement
      benefit cost                            132             137             142
      Prior service costs                      70              70              70
                                          -------         -------         -------
    Total postretirement benefit
      cost accrual                       $    202        $    207        $    212
                                          =======         =======         =======

   Weighted-average assumptions:
    Discount rate                           7.00%           7.00%           7.00%
    Initial medical trend rate               - *            8.50%           9.00%
    Initial dental and vision trend rate     - *            8.50%           9.00%
    Ultimate trend rate                      - *            5.00%           5.00%
    Years to ultimate trend rate             - *              7               8
   Other information:
    One percent increase in trend rates:
      Effect on service and
        interest cost                    $      3        $    130        $    146
      Effect on accumulated plan
        benefit obligation                     58           1,274           1,183
    One percent decrease in trend rates:
      Effect on service and
        interest cost                          (3)           (103)           (141)
      Effect on accumulated plan
        benefit obligation                    (51)         (1,043)         (1,113)

* Trend rates are no longer applicable to this plan as only contribution made by the Company, other than for a small group of retirees, is a monthly amount equal to $10.00 for each year of service retiree had with the Company and it is not anticipated that this contribution rate will increase with medical inflation. For the small group of retirees who still receive benefits under a different plan formula, the trend rate was 11.0% graded down to 6.0% in four years.


There are no assets in the Company's plan. The Company estimates that it will contribute approximately $71 to its other postretirement benefit plan in 2004. The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid:

                  2004                     $     71
                  2005                           80
                  2006                           88
                  2007                           95
                  2008                          102
              2009 to 2013                      653

                           Madison River Capital, LLC

9. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

    GCSI provides medical coverage to retirees and their dependents through a traditional indemnity plan administered by a third party. The plan provisions are the same as those for active participants. Eligibility to participate in the retiree medical plan upon retirement is defined as age 55 with 25 years of service.

    GCSI required retirees to contribute 67% of medical, dental and eye care premium rates in 2003. The additional cost of the plan was paid by GCSI. In 2004 and future years, the retirees will contribute 100% of the premiums. GCSI's retirees also receive free local phone service and a $100 long distance credit per month. GCSI does not anticipate any changes in the cost-sharing provisions of the existing written plan, and there is no commitment to increase monetary benefits in the future. The plan is unfunded.

    The following table sets forth the status of GCSI's plan and amounts recognized in GCSI's financial statements at December 31:

                                                        2003         2002
                                                     ----------------------
  Accumulated plan benefit obligation at
    beginning of period                               $  (1,199)   $  (1,551)
      Service cost                                         -             (38)
      Interest cost                                          (4)         (77)
      Plan participants' contributions                     -            -
      Amendments                                           (179)        -
      Actuarial gain                                      1,156          404
      Benefits paid                                          29           63
                                                       --------     --------
  Accumulated plan benefit obligation at
    end of period                                          (197)      (1,199)
                                                       --------     --------

  Fair value of plan assets at beginning of period         -            -
    Employer contribution                                    29           63
    Plan participants' contributions                       -            -
    Benefits paid                                           (29)         (63)
                                                       --------     --------
  Fair value of plan assets at end of period               -            -
                                                       --------     --------

  Funded status of plan                                    (197)      (1,199)
  Unrecognized prior service costs                       (2,395)      (1,397)
  Unrecognized net gain                                  (1,815)      (2,160)
                                                       --------     --------
  Accrued postretirement benefit cost                 $  (4,407)   $  (4,756)
                                                       ========     ========

  Amounts recognized in the consolidated
   balance sheets
    Prepaid benefit cost                              $    -       $    -
    Accrued benefit liability                            (4,407)      (4,756)
    Intangible asset                                       -            -
    Accumulated other comprehensive income                 -            -
                                                       --------     --------
  Net amount recognized                               $  (4,407)   $  (4,756)
                                                       ========     ========

                           Madison River Capital, LLC

Postretirement Benefits Other Than Pensions (continued)

                                             2003            2002            2001
                                        -------------------------------------------
   Components of net periodic
     postretirement benefit cost:
       Service cost                      $     -         $     38        $     49
       Interest cost                              4            77             102
       Actuarial gain                          (158)          (24)            (56)
                                          ---------       -------         -------
    Net periodic postretirement
      benefit cost                             (154)           91              95
       Prior service costs                     (166)         (166)           (166)
                                          ---------       -------         -------
    Total postretirement benefit
      cost accrual                       $     (320)     $    (75)       $    (71)
                                          =========       =======         =======

  Weighted-average assumptions:
    Discount rate                             7.00%         7.00%           7.00%
    Initial medical trend rate                 - *          8.50%           8.50%
    Initial dental and vision trend rate       - *          8.50%           8.00%
    Ultimate trend rate                        - *          5.00%           5.00%
    Years to ultimate trend rate               - *            7               8
  Other information:
   One percent increase in trend rates:
    Effect on service and interest cost        - *       $    130        $    170
    Effect on accumulated plan benefit
      obligation                               - *          1,274           1,661
   One percent decrease in trend rates:
    Effect on service and interest cost        - *           (103)           (135)
    Effect on accumulated plan benefit
      obligation                               - *         (1,043)         (1,361)

* Trend rates are no longer applicable to this plan due to participants paying all premiums due under the plan beginning in 2004.


    There are no assets in the Company's plan. The Company estimates that it will contribute approximately $15 to its other postretirement benefit plan in 2004. The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid:

                  2004                     $    15
                  2005                          14
                  2006                          11
                  2007                          12
                  2008                          14
              2009 to 2013                      91


401(k) Savings Plans

    The Company sponsors a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria, except for employees of GCSI. Employees may elect to contribute a percentage of their compensation to the plan not to exceed certain dollar limitations. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. The Company made matching contributions of approximately $606, $687 and $859 in the years ended 2003, 2002 and 2001.

    GCSI sponsors a 401(k) savings plan for all of its employees who meet certain age and employment criteria. Employees may elect to contribute a percentage of their compensation to the plan not to exceed certain dollar limitations. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. The Company made matching contributions of approximately $148, $178 and $243 in the years ended 2003, 2002 and 2001.

                           Madison River Capital, LLC

9. Benefit Plans (continued)

GCSI Employee Stock Ownership Plan

    A GCSI subsidiary sponsors a non-contributory employee stock ownership plan ("ESOP") which covered certain employees who had completed one year of service and attained the age of nineteen. Additionally, all participants in a former profit sharing plan became eligible for the ESOP effective with the formation of the ESOP.

    Prior to September 1999, the ESOP operated as a leveraged ESOP. On September 29, 1999, GCSI was acquired by the Company. As part of the acquisition, all shares held by the ESOP were acquired subject to an escrow holdback for contingent liabilities and unpaid obligations and the outstanding loan of the ESOP was retired. The Company adopted a resolution to terminate the ESOP effective December 31, 1999 subject to final resolution of certain matters relating to the ESOP and the receipt of a favorable letter of determination from the Internal Revenue Service regarding the termination of the ESOP. Accordingly, all accruals of benefits under the plan were suspended as of that date, and no further contributions were required to be made by GCSI. At December 31, 2003, the ESOP continued to operate pending final resolution of those matters as more fully discussed in Note 16 below. Upon final resolution, all remaining assets will be distributed to plan participants and the ESOP will be terminated.

    In November 1999 and June 2000, GCSI distributed approximately 20% and 60% of accumulated benefits under the ESOP as of December 31, 1998. In addition to the remaining cash, the ESOP continues to hold a 48.8% interest in the escrow holdback.


10. Long-Term Incentive Plan

    In 1998, MRTC adopted a long-term incentive plan arrangement that provides for annual incentive awards to certain employees as approved by the Board of Directors. Under the terms of the plan, awards are earned over the succeeding 12 months after the award eligibility is determined. Eligible employees forfeit any awards earned upon cessation of employment with the Company.

    Incentive awards vest automatically at the time of a qualified event as defined under the plan. Vested awards are payable under certain circumstances as defined in the long-term incentive plan arrangement. The Company recognized compensation expense related to the long-term incentive awards of $5,429, $5,284 and $1,271 in the years ended December 31, 2003, 2002 and
2001, respectively. At December 31, 2003, 2002 and 2001, the Company had approximately $19,511, $14,097 and $8,817, respectively, accrued for the long-term incentive plan. No incentive awards are vested as of December 31, 2003.


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

    The fair value and carrying value of long-term debt and lines of credit at December 31, 2003 were $631,404 and $637,213, respectively. At December 31, 2002, the fair value and carrying value of the long-term debt and lines of credit were $589,735 and $661,568, respectively. The fair value of the Company's $200,000 senior notes is based on the quoted value at the close of business on December 31. The fair value of the secured long-term debt is estimated by discounting the scheduled payment streams to their present value based on current rates for similar instruments with comparable maturities.

                           Madison River Capital, LLC

12. Segment Information

    The Company offers a variety of telecommunications services to business and residential customers including local and long distance voice, high speed data, Internet access and fiber transport. In accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS 131") the Company's operations are classified into two reportable business segments. The first segment consists of the Company's four RLECs that provide regulated and nonregulated telecommunication services in their franchised territories. The second segment consists of the EOS operations that are in close proximity to the RLEC territories and are managed and operated as a line of business of the RLECs. Although both segments provide similar types of telecommunication services, are operated and managed by common management teams and share common resources, certain differences exist in the businesses of the RLECs and the EOS that the Company has evaluated to indicate two segments. Included in these differences between the RLECs and the EOS are: (i) the extent to which each segment's operations are regulated,
(ii) different approaches in the way each segment markets its services, (iii) positions within their respective markets and therefore how they price their services and (iv) composition of each segment's customer base. In addition, each segment's financial and operating results are evaluated separately by the chief operating decision maker of the Company. Periodically, the Company will analyze these factors, among others, to determine the appropriate reportable business segments required under SFAS 131.

    The Company's two reportable segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States. The following tables summarize the revenues and net operating income (loss) for each segment for the years ended December 31, 2003, 2002 and 2001:

                                                         December 31
                                              2003           2002           2001
                                          ----------------------------------------
    Total revenues
      RLEC operations                     $  175,265     $  172,422     $  173,647
      EOS                                     14,199         15,318         13,177
                                           ---------      ---------      ---------
                                             189,464        187,740        186,824
    Less intersegment revenues                (3,004)        (3,539)        (2,561)
                                           ---------      ---------      ---------
      Total reported revenues             $  186,460     $  184,201     $  184,263
                                           =========      =========      =========

    Net operating income (loss)
      RLEC operations                     $   54,478     $   49,748     $   36,801
      EOS                                    (11,970)       (20,861)       (36,788)
                                           ---------      ---------      ---------
      Total reported net
        operating income                  $   42,508     $   28,887     $       13
                                           =========      =========      =========

    As of December 31, 2003, 2002 and 2001, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                                         December 31
                                              2003           2002           2001
                                          ----------------------------------------
   Total assets:
     RLEC operations                      $  868,472     $  871,030     $  819,584
     EOS                                     432,326        473,172        506,239
                                           ---------      ---------      ---------
                                           1,300,798      1,344,202      1,325,823
     Less intersegment assets               (493,656)      (499,431)      (429,245)
                                           ---------      ---------      ---------
     Total reported assets                $  807,142     $  844,771     $  896,578
                                           =========      =========      =========

                           Madison River Capital, LLC

13. Redeemable Minority Interest

    As part of the consideration paid in the acquisition of Coastal Utilities, the Company issued to the former shareholders of Coastal Utilities, 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10,000 and $5,000, respectively. The Series A and Series B stock had put and call features defined pursuant to the terms of a shareholders' agreement and exercisable by the holders and CCI. In February 2001, the holders of the Series B stock notified the Company of their exercise of the put option. On April 10, 2002, MRTC completed an agreement with the former shareholders of Coastal Utilities which, among other things, modified certain provisions of the CCI shareholders agreement.

    Under the terms of the new agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for 18.0 million Class A member units in MRTC valued at $1 per unit and three unsecured term notes issued by MRTC, in the aggregate principal amount of $20,000, payable over eight years and bearing interest at approximately 8.4%. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1,000, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right, beginning May 31, 2003 and ending September 30, 2007, to require CCI to redeem their remaining 150 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1,000, in any thirteen-month period. In June 2003, CCI redeemed 30 shares of the Series A stock for $1,000.

    As a result of the transaction, the Company recorded an increase in members' interest of $21,100 and long-term debt of $20,000 to reflect the consideration exchanged for a portion of the minority shareholders' equity interests. A portion of the increase in members' interest in the amount of $3,100 represents the difference between the $47,100 carrying value of the minority interest before the transaction and the $44,000 in value held by the minority shareholders after the transaction.

    Upon adoption of SFAS 150, the Company reclassified the redeemable minority interest on its balance sheet from its mezzanine level presentation between liabilities and equity to current and long-term liabilities and reclassified the prior year presentation to be consistent. Accordingly, at December 31, 2003 and 2002, other current liabilities include $1,000 for the current portion of the redeemable minority interest and other liabilities include $3,000 and $4,000, respectively, for the portion redeemable beyond one year.


14. Related Party Transactions

    On January 4, 2002, the Company loaned approximately $467 to each of three managing directors of MRTC to finance a portion of their purchase of Class A units in MRTC from an investor. The loans, payable on demand, bear interest at 5% and are secured by the MRTC Class A interests purchased with the proceeds of the loans. At December 31, 2003 and 2002, $1,400 was outstanding under these loans and is reflected as a reduction of member's capital. The Company recognized interest income of $71 and $70 in 2003 and 2002, respectively. All accrued interest had been paid by the managing directors as of December 31, 2003 and 2002.


15. Commitments and Contingencies

    The Company has a resale agreement with a vendor to provide long distance transmission services. Under the terms of the agreement, the Company must utilize certain contracted minimum volume commitments.

    GCSI's ESOP was the subject of an application before the Internal Revenue Service ("IRS") for a compliance statement under the Voluntary Compliance Resolution Program filed with the IRS on May 17, 2000. The compliance statement was requested in order to address certain issues related to contributions made during 1997 and 1998, prior to the acquisition of GCSI by the Company, to employees' accounts in the ESOP and a 401(k) plans in excess of the limits allowed by Section 415 of the Internal Revenue Code of 1986, as amended. The application requested a compliance statement to the effect that any failure to comply with the terms of the plans would not adversely affect the plans' tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement.

                           Madison River Capital, LLC

15. Commitments and Contingencies (continued)

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

    In response to these new errors, the Company performed an extensive review of the ESOP administration for the plan years 1995 through 1999. As part of the process, on June 7, 2002, the Company submitted a new application for a compliance statement under the Walk-In-Closing Agreement Program with the IRS. The new application restated the Company's proposed corrections to be made for the operational failures disclosed in the first application as well as addressed the proposed corrections for the additional failures found in the administration of the ESOP. In October 2003, the Company received a preliminary compliance statement from the IRS documenting their conclusions related to the second application. See Note 16 for further discussion of the compliance statement.

    In May 2002, $1,700 was transferred into the ESOP from an escrow account established in connection with the acquisition of GCSI as required under the terms of the initial compliance statement. Pursuant to the terms of the second compliance statement issued in February 2004, the $1,700 was no longer necessary to complete the corrections to the ESOP. In March 2004, the Company requested the return of this amount from the ESOP trust, together with interest earned from the date of initial transfer, to the escrow account. At December 31, 2003, the Company had accrued approximately $160 related to the corrections to be made under the second compliance statement. The Company may pursue other options currently available to it to obtain reimbursement of a portion of this amount, which may include seeking additional reimbursement from the escrow account. However, there is no assurance that the Company will be able to obtain any reimbursement from another source. The Company does not believe that any future amounts required to be contributed to the ESOP as part of this corrective action, if any, will have a material adverse effect on its financial condition, results of operations or cash flows.

    The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company does not believe the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.


16. Subsequent Event

The Company and the IRS reached a resolution on the terms of the new compliance statement for GCSI's ESOP and it was issued on February 5, 2004 allowing the Company 150 days, or until July 4, 2004, to implement the required corrections. As of February 27, 2004, the Company had implemented the required corrections outlined in the second compliance statement and made a distribution of substantially all of the cash assets held in the ESOP trust to participants.

                           Madison River Capital, LLC

        Schedule I - Condensed Financial Information of the Registrant
                       As of December 31, 2003 and 2002
            and for the Three-Year Period Ended December 31, 2003
                                (in thousands)


                    Condensed Balance Sheets of Registrant


                                                                       December 31
                                                                    2003        2002
                                                                  ---------------------
Assets
Current assets:
  Cash                                                            $   1,355    $      41
  Prepaid expenses                                                     -               1
                                                                   --------     --------
    Total current assets                                              1,355           42
                                                                   --------     --------
Other assets:
  Note receivable from subsidiary                                    30,000       30,000
  Investment in subsidiaries                                        203,811      215,375
  Other investments                                                     209          209
  Unamortized debt issuance costs                                     4,518        5,250
                                                                   --------     --------
    Total other assets                                              238,538      250,834
                                                                   --------     --------
Total assets                                                      $ 239,893    $ 250,876
                                                                   ========     ========

Liabilities and member's capital
Current liabilities:
  Amounts due to subsidiaries                                        24,878       23,123
  Accrued interest expense                                            9,142        9,090
                                                                   --------     --------
    Total current liabilities                                        34,020       32,213
                                                                   --------     --------

Noncurrent liabilities:
  Long-term debt, net of discount                                   198,316      198,111
  Other long-term liabilities                                         9,169        4,007
                                                                   --------     --------

    Total noncurrent liabilities                                    207,485      202,118
                                                                   --------     --------

Total liabilities                                                   241,505      234,331

Member's capital:
  Member's interest                                                 210,184      210,184
  Accumulated deficit                                              (208,308)    (193,639)
  Accumulated other comprehensive loss                               (3,488)        -
                                                                   --------     --------
Total member's capital                                               (1,612)      16,545
                                                                   --------     --------
Total liabilities and member's capital                            $ 239,893    $ 250,876
                                                                   ========     ========

                           Madison River Capital, LLC

               Condensed Statements of Operations of Registrant

                                                                 December 31
                                                         2003        2002       2001
                                                     ---------------------------------
Operating expenses:
  Amortization                                        $    733    $    733    $    753
  Selling, general and administrative expenses               1          17          19
                                                       -------     -------     -------
Net operating loss                                        (734)       (750)       (772)
Interest expense                                       (26,757)    (26,728)    (26,704)
Other income                                             6,071       6,072       4,613
                                                       -------     -------     -------
Loss before equity in income (losses)
   of subsidiaries                                     (21,420)    (21,406)    (22,863)
Equity in income (losses) of subsidiaries                6,751     (18,012)    (52,066)
                                                       -------     -------     -------
Net loss                                              $(14,669)   $(39,418)   $(74,929)
                                                       =======     =======     =======

               Condensed Statements of Cash Flows of Registrant

                                                                 December 31
                                                         2003        2002       2001
                                                     ---------------------------------
Operating activities
Net loss                                              $ (14,669)  $ (39,418)  $ (74,929)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization of debt issuance costs                   732         732         753
      Amortization of discount                              206         180         158
      Equity in losses of subsidiaries                   (6,751)     18,012      52,066
      Changes in operating assets and liabilities:
        Accrued interest receivable                        -          4,500      (4,383)
        Dividends receivable                               -           -            487
        Prepaid expenses                                      1           1        -
        Amounts due to subsidiaries                       6,916      13,783      (7,552)
        Accrued interest payable                             52          48          46
        Other accrued liabilities                        (3,488)       -           -
                                                       --------    --------    --------
Net cash used in operating activities                   (17,001)     (2,162)    (33,354)
                                                       --------    --------    --------

Investing activities
Distributions from subsidiaries                          18,315       2,135       8,028
Changes in other assets                                    -           -           (240)
                                                       --------    --------    --------
Net cash provided by financing activities                18,315       2,135       7,788
                                                       --------    --------    --------

Financing activities
Contribution from member                                   -           -            528
Redemption of member's interest                            -         (2,000)       -
Advances to managing directors                             -         (1,400)       -
                                                       --------    --------    --------
Net cash (used in) provided by investing activities        -         (3,400)        528
                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents      1,314      (3,427)    (25,038)
Cash and cash equivalents at beginning of year               41       3,468      28,506
                                                       --------    --------    --------
Cash and cash equivalents at end of year              $   1,355   $      41   $   3,468
                                                       ========    ========    ========

                           Madison River Capital, LLC

             Notes to Condensed Financial Statements of Registrant
                                (in thousands)

1 - Basis of Presentation

These financial statements present the financial condition, results of operations and cash flows of Madison River Capital, LLC (the "Company") on a parent-company-only basis. The Company's investment in its subsidiaries is stated at cost plus its equity in the undistributed earnings of its subsidiaries since the date of acquisition. These financial statements should be read in conjunction with the Company's consolidated financial statements on pages F-1 to F-30.

2 - Long-term Debt

Long-term debt consisted of the following at December 31, 2003 and 2002:

                                                         December 31
                                                     2003           2002
                                                  -------------------------
Unsecured 131/4% senior notes payable, due
  March 1, 2010, with interest payable
  semiannually on March 1 and September 1,
  net of debt discount of $2,076 and
  $2,282, respectively.                           $  197,924     $  197,718
Convertible note payable to related party                393            393
                                                   ---------      ---------
Total long term debt                              $  198,317     $  198,111
                                                   =========      =========

None of this long-term debt matures within the five years succeeding December 31, 2003. Further information regarding this long-term debt is in Note 6 to the consolidated financial statements of the Company.

3 - Other Long-term Liabilities

The Company sponsors a pension plan and two post-retirement benefit plans for employees of its operating subsidiaries. Further information regarding these plans is in Note 9 to the consolidated financial statements of the Company.

                           Madison River Capital, LLC

                 Schedule II - Valuation and Qualifying Accounts
                   Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)

Allowance for uncollectible accounts:
                                                            Additions
                                             Balance at    Charged to     Deductions         Balance at
                                             Beginning      Costs and        from               End
                                             of Period      Expenses       Reserves          of Period
                                             ----------------------------------------------------------
Year ended December 31, 2003:
  Allowance for uncollectible accounts       $  2,792       $    617       $   (1,686)       $  1,723
                                              =======        =======        =========         =======
Year ended December 31, 2002:
  Allowance for uncollectible accounts       $  1,815       $  1,673       $     (696)       $  2,792
                                              =======        =======        =========         =======
Year ended December 31, 2001:
  Allowance for uncollectible accounts       $  1,150       $  4,922        $  (4,257)       $  1,815
                                              =======        =======        =========         =======

Allowance for uncollectible accounts, primarily from interexchange carriers:
                                                            Additions
                                             Balance at    Charged to     Deductions         Balance at
                                             Beginning      Costs and        from               End
                                             of Period      Expenses       Reserves          of Period
                                             ----------------------------------------------------------
Year ended December 31, 2003:
  Allowance for uncollectible accounts       $  1,693       $  1,280        $    (898)       $  2,075
                                              =======        =======        =========         =======
Year ended December 31, 2002:
  Allowance for uncollectible accounts       $    111       $  1,626       $      (44)       $  1,693
                                              =======        =======        =========         =======
Year ended December 31, 2001:
  Allowance for uncollectible accounts       $    531       $   -          $     (420)       $    111
                                              =======        =======        =========         =======


Valuation allowance for deferred income tax assets:
                                                            Additions
                                             Balance at    Charged to     Deductions         Balance at
                                             Beginning      Costs and        from               End
                                             of Period      Expenses       Reserves          of Period
                                             ----------------------------------------------------------
Year ended December 31, 2003:
  Valuation allowance for deferred
    income tax assets                        $  3,741       $  5,482       $   -             $  9,223
                                              =======        =======        =======           =======
Year ended December 31, 2002:
  Valuation allowance for deferred
    income tax assets                        $  2,241       $  1,500       $   -             $  3,741
                                              =======        =======        =======           =======
Year ended December 31, 2001:
  Valuation allowance for deferred
    income tax assets                        $  2,305       $   -          $     (64)        $  2,241
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

EXHIBIT
NUMBER                         Description of Exhibits
-------                        -----------------------

10.5 ##   Employment Agreement, dated November 1, 2002, between Madison River
          Telephone Company, LLC and J. Stephen Vanderwoude   **
10.6      Amended and Restated Employment Agreement, dated January 1, 2004,
          between Madison River Telephone Company, LLC and James D. Ogg   **
10.8 ##   Employment Agreement, dated November 1, 2002, between Madison River
          Telephone Company, LLC and Paul H. Sunu   **
10.8.1    First Amendment to Employment Agreement, dated December 31, 2003,
          between Madison River Telephone Company, LLC and Paul H. Sunu   **
10.9 ##   Employment Agreement, dated November 1, 2002, between Madison River
          Telephone Company, LLC and Bruce J. Becker   **
10.10* Terms of the Madison River Telephone Company, LLC Long Term Incentive Plan effective November 1, 1998
10.11* Loan Agreement and Promissory Notes, dated as of September 29, 1999, between Gulf Telephone Company and the Rural Telephone Finance Cooperative (the "RTFC")
10.12* Secured Revolving Line of Credit Agreement, dated as of September 29, 1999, between Gulf Telephone Company and the RTFC
10.13* Loan Agreement, dated as of January 16, 1998, between Mebtel, Inc. and the RTFC
10.14* Secured Revolving Line of Credit Agreement, dated as of January 16, 1998, between Mebtel, Inc. and the RTFC
10.15* Loan Agreement, dated as of October 30, 1998, between Gallatin River Communications, LLC and the RTFC
10.16* Loan Agreement, dated as of October 30, 1998, between Madison River Communications, Inc. and the RTFC
10.17* Secured Revolving Line of Credit Agreement, dated as of October 30, 1998, between Gallatin River Communications, LLC and the RTFC
10.18* Loan Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.19* Secured Revolving Line of Credit Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.20* Unsecured Revolving Line of Credit Agreement, dated as of March 29, 2000, between Coastal Utilities, Inc. and the RTFC
10.26+++ Loan Agreement and Secured Promissory Notes, dated as of December 29, 2000, by and between Madison River LTD Funding Corp. and the RTFC
10.27+++ Secured Revolving Line of Credit Agreement, dated as of December 29, 2000, by and between Madison River LTD Funding Corp. and the RTFC
10.28 ##  Employment Agreement, dated November 1, 2002, between Madison River
          Telephone Company, LLC and Ken Amburn   **
10.29 ##  Employment Agreement, dated December 1, 2002, between Madison River
          Telephone Company, LLC and Michael Skrivan   **
10.30 ### Amendment to Loan Agreement, dated July 30, 2003, amending the Loan Agreement dated as of December 29, 2000 by and between MRLTDF and the RTFC
10.31 # Exchange Agreement, dated as of April 10, 2002, by and among Madison River Telephone Company, LLC, Coastal Communications, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust.
14        Code of Conduct for Madison River Telephone Company, LLC

EXHIBIT
NUMBER                         Description of Exhibits
-------                        -----------------------

21.1      Subsidiaries of the Registrant
31.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002


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

# Incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 11, 2002.

## Incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

### Incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 31, 2003.