Form 10-Q
period 2004-03-31
MADISON RIVER CAPITAL LLC
filed 2004-05-13
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2004
                                      --------------

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

As of May 12, 2004, the Registrant had 211,583,892 Class A member interests outstanding. All member interests are owned by Madison River Telephone Company, LLC.
=============================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - March 31, 2004 (Unaudited)
            and December 31, 2003............................................................1
          Condensed Consolidated Statements of Operations and Comprehensive Loss
            (Unaudited) - Three Months Ended March 31, 2004 and 2003.........................2
          Consolidated Statement of Member's Capital (Unaudited)- Three Months
            Ended March 31, 2004.............................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
            Ended March 31, 2004 and 2003....................................................4
          Notes to Condensed Consolidated Financial Statements (Unaudited)...................5
Item  2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations....................................................................12
Item  3.  Quantitative and Qualitative Disclosures About Market Risks........................22
Item  4.  Controls and Procedures............................................................22



Part II - Other Information
Item  1.  Legal Proceedings..................................................................23
Item  6.  Exhibits and Reports on Form 8-K...................................................23
Signature....................................................................................24

                                    Part I

ITEM 1 - FINANCIAL STATEMENTS

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  March 31, 2004     December 31, 2003
                                                                  --------------     -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   15,248           $   28,143
  Accounts receivable, less allowance for uncollectible accounts
    of $1,015 and $1,181 in 2004 and 2003, respectively                  10,433               11,339
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $2,108 and $2,617
    in 2004 and 2003, respectively                                        5,781                5,190
  Rural Telephone Finance Cooperative stock to be redeemed                 -                   1,354
  Rural Telephone Finance Cooperative patronage capital receivable          600                2,976
  Other current assets                                                    3,938                3,873
                                                                      ---------            ---------
    Total current assets                                                 36,000               52,875
                                                                      ---------            ---------

Telephone plant and equipment                                           476,925              472,262
Less accumulated depreciation and amortization                         (162,202)            (150,727)
                                                                      ---------            ---------
  Telephone plant and equipment, net                                    314,723              321,535
                                                                      ---------            ---------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     42,659               42,659
  Goodwill                                                              366,332              366,332
  Other assets                                                           24,306               23,741
                                                                      ---------            ---------
    Total other assets                                                  433,297              432,732
                                                                      ---------            ---------

    Total assets                                                     $  784,020           $  807,142
                                                                      =========            =========

Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                              $   31,242           $   39,898
  Other current liabilities                                               6,302                6,174
  Current portion of long-term debt                                       7,039                6,996
                                                                      ---------            ---------
    Total current liabilities                                            44,583               53,068
                                                                      ---------            ---------

Noncurrent liabilities:
  Long-term debt                                                        617,926              630,217
  Other liabilities                                                      83,304               84,369
                                                                      ---------            ---------
    Total noncurrent liabilities                                        701,230              714,586
                                                                      ---------            ---------

    Total liabilities                                                   745,813              767,654

Member's capital:
  Member's interest                                                     251,284              251,284
  Accumulated deficit                                                  (209,589)            (208,308)
  Accumulated other comprehensive loss                                   (3,488)              (3,488)
                                                                      ---------            ---------

    Total member's capital                                               38,207               39,488
                                                                      ---------            ---------

    Total liabilities and member's capital                           $  784,020           $  807,142
                                                                      =========            =========


           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2004              2003
                                                                        ----------        ----------
Operating revenues:
  Local services                                                         $  32,693         $  30,934
  Long distance services                                                     3,806             3,814
  Internet and enhanced data services                                        4,840             3,814
  Edge-out services                                                          3,131             3,601
  Miscellaneous telecommunications service and equipment                     4,109             2,977
                                                                          --------          --------
    Total operating revenues                                                48,579            45,140
                                                                          --------          --------

Operating expenses:
  Cost of services                                                          13,435            11,036
  Depreciation and amortization                                             12,109            12,354
  Selling, general and administrative expenses                              10,168             9,294
                                                                          --------          --------
    Total operating expenses                                                35,712            32,684
                                                                          --------          --------

Net operating income                                                        12,867            12,456

Interest expenses                                                          (15,173)          (15,669)
Other income, net                                                              865               500
                                                                          --------          --------

Loss before income taxes                                                    (1,441)           (2,713)

Income tax benefit                                                             160               346
                                                                          --------          --------

Net loss                                                                    (1,281)           (2,367)

Other comprehensive (loss) income:
  Unrealized losses on marketable equity securities in quarter                -                 (198)
  Reclassification adjustment for realized losses included in net loss        -                  213
                                                                          --------          --------
    Other comprehensive income                                                -                   15
                                                                          --------          --------

Comprehensive loss                                                       $  (1,281)        $  (2,352)
                                                                          ========          ========






          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit     Income (Loss)     Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2003                      $  251,284     $  (208,308)    $ (3,488)     $  39,488
  Net loss                                             -              (1,281)         -           (1,281)
                                                   ---------      ----------      -------       --------
Balance at March 31, 2004 (unaudited)             $  251,284     $  (209,589)    $ (3,488)     $  38,207
                                                   =========      ==========      =======       ========




          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2004              2003
                                                                        ----------        ----------
Operating activities
Net cash provided by operating activities                               $   3,020         $   3,512
                                                                         --------          --------


Investing activities
Purchases of telephone plant and equipment                                 (4,945)           (1,508)
Redemption of Rural Telephone Finance Cooperative stock, net                1,354             2,039
Change in other assets                                                        (21)              344
                                                                         --------          --------
Net cash (used for) provided by investing activities                       (3,612)              875
                                                                         --------          --------

Financing activities
Payments on long-term debt                                                (12,303)           (6,728)
                                                                         --------          --------
Net cash used for financing activities                                    (12,303)           (6,728)
                                                                         --------          --------

Net decrease in cash and cash equivalents                                 (12,895)           (2,341)

Cash and cash equivalents at beginning of year                             28,143            19,954
                                                                         --------          --------

Cash and cash equivalents at end of first quarter                       $  15,248         $  17,613
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

    The primary purpose for which the Company was founded was the acquisition, integration and operation of rural local exchange telephone companies ("RLECs"). Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served approximately 216,100 voice access and DSL connections as of March 31, 2004.

    The Company's RLECs manage and operate an edge-out competitive local exchange carrier ("CLEC") business serving business customers primarily in markets in North Carolina, Illinois and Louisiana, and that also provides fiber transport services to other businesses, primarily in the Southeast. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At March 31, 2004, the EOS operations served approximately 14,700 voice access and high speed data connections.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as follows:

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

    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2003. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004. The amounts presented in the condensed consolidated balance sheet as of December 31, 2003 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

    Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)



3.  TELEPHONE PLANT AND EQUIPMENT

Telephone plant and equipment consisted of the following:

                                           March 31,       December 31,
                                             2004              2003
                                           ---------       ------------
                                                (in thousands)
  Land, buildings and general equipment     $   53,963      $   53,652
  Central office equipment                     159,690         157,572
  Poles, wires, cables and conduit             232,338         230,772
  Leasehold improvements                         2,536           2,533
  Software                                      18,679          18,600
  Construction-in-process                        9,719           9,133
                                             ---------       ---------
    Total telephone plant and equipment     $  476,925      $  472,262
                                             =========       =========

4.  RESTRUCTURING CHARGE

    In the fourth quarter of 2001, a subsidiary of the Company, MRC, recorded a $2.8 million restructuring charge associated with the subsidiary's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The amounts recorded consist primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, redundant network operations centers and future switching facilities, net of any estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities and legal related expenses. As of March 31, 2004, the following amounts were recorded related to this restructuring charge:

                                                    2004
                                Balance at      first quarter    Balance at
                             December 31, 2003    payments     March 31, 2004
                             -----------------  -------------  --------------
                                               (in thousands)
  Future lease obligations        $    542        $    41        $    501
  Legal related expenses                31             -               31
                                    ------          -----          ------
                                  $    573        $    41        $    532
                                    ======          =====          ======

    In the third quarter of 2002, in completing the development of the EOS as a true edge-out CLEC operations, the Company realigned each of the EOS's operating regions in North Carolina, Illinois and New Orleans under the Company's RLECs in those respective regions. The RLECs assumed responsibility for managing and directing the EOS operations in those regions. Correspondingly, the Company recognized a restructuring charge of $2.8 million related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. The charge was recognized in accordance with EITF 94-3. The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities that will no longer be used, net of estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, expenses associated with the elimination of thirty employees and related expenses. As of March 31, 2004, the following amounts were recorded related to this restructuring charge:

                                                    2004
                                Balance at      first quarter    Balance at
                             December 31, 2003    payments     March 31, 2004
                             -----------------  -------------  --------------
                                               (in thousands)
  Future lease obligations        $    271        $    25        $    246
                                    ======          =====          ======

The remaining liability as of March 31, 2004 is recorded as $0.3 million in accrued expenses and $0.5 million in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit outstanding consist of the following at:




                                                                            March 31,        December 31,
                                                                               2004              2003
                                                                            ----------       ------------
                                                                               (in thousands)
First mortgage notes collateralized by substantially all LTD assets:
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable
    rate plus 1.00% (5.20% at March 31, 2004).                               $  11,680         $  11,680
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 5.65% (rate expires August 2006).                                         5,924             5,924
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 5.65% (rate expires August 2006).                                           951               951
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 6.95% (rate expires November 2004).                                     102,486           102,486
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 5.65% (rate expires August 2006).                                         5,557             5,557
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 5.65% (rate expires August 2006).                                        67,384            67,384
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 5.65% (rate expires August 2006).                                         3,544             3,544
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 9.05% (rate expires October 2004).                                      122,063           122,063
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 5.65% (rate expires August 2006).                                         7,778             7,778
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate
    of 9.0% (rate expires April 2005).                                          99,226            99,226
  RTFC secured line of credit loan, maturing March 2005 with interest
    Payments due quarterly at the RTFC's line of credit base rate plus
    0.5% (5.20% at March 31, 2004).                                               -               10,000
Mortgage note payable due in January 2004, interest at a fixed rate of 8%,
  secured by land and building.                                                   -                2,303
Unsecured 13 1/4% senior notes payable, due March 1, 2010, with interest
  Payable semiannually on March 1 and September 1, net of debt discount
  of $2,021 and $2,076, respectively.                                          197,979           197,924
Convertible note payable to related party                                          393               393
                                                                              --------          --------
                                                                               624,965           637,213
Less current portion                                                             7,039             6,996
                                                                              --------          --------
                                                                             $ 617,926         $ 630,217
                                                                              ========          ========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The loan facilities provided by the RTFC are primarily with MRLTDF. In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC (the "Amendment"). Under the terms of the Amendment, the loan agreement was extended to November 2016. The Amendment also provided a reduction in scheduled principal payments through 2010. Quarterly principal payments through 2010 are $2.3 million with the first scheduled principal payment occurring in the third quarter of 2004. Beginning in 2011, scheduled principal payments increase, ranging from $8.9 million to $17.5 million per quarter through the end of 2016. The Company continues to make quarterly interest payments to the RTFC. Annually, beginning in 2005, the Company will be required to calculate excess cash flow, as defined in the Amendment, for the RLECs subject to the loan agreement using the preceding year's financial results. If the calculation indicates excess cash flow, the Company will be required to make a mandatory prepayment of principal to the RTFC equivalent to the amount of excess cash flow. Such mandatory prepayment will be made in the second quarter of the year in which the calculation is made.

    Under the Amendment, interest rates on the outstanding term loans are at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. Prior to the Amendment, interest rates on these term loans were at the prevailing RTFC fixed or variable base rate plus interest rate adders ranging from 0.35% to 0.75%. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as the Total Leverage Ratio, as defined in the Amendment, decreases. The prior interest rate adders had no performance pricing associated with them. In addition, the financial ratio requirements were revised under the Amendment including requiring annual RTFC approval of a three-year rolling capital expenditure budget and obtaining RTFC consent for any acquisitions or disposals of local exchange assets.

    The terms of the RTFC loan agreement, including the Amendment, contain various financial and administrative covenants that are tested on an annual basis. The covenants are based on the combined financial results of MRLTDF and its subsidiaries, GRH, MRLDS and MLDS. In addition, among other things, these combined entities are restricted in their ability to (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) limited in their ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and
(iv) incur additional indebtedness above certain amounts without the consent of the RTFC. At March 31, 2004, the Company was in compliance with the terms and conditions of the loan agreement.

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

    MRLTDF has an undrawn $31.0 million secured revolving line of credit with the RTFC that is fully available and expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At December 31, 2003, MRLTDF had drawn down $10.0 million under this line of credit, which was repaid during the first quarter of 2004.

    The Company also has an undrawn $10.0 million line of credit that is fully available to Coastal Utilities, Inc., a subsidiary of CCI, that expires in March 2005. This line of credit contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum. Effective April 30, 2004, as required by the Amendment, MRLTDF granted the RTFC a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The Company has outstanding 131/4% senior notes that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments,
(v) create certain liens or use assets as security in other transactions,
(vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At March 31, 2004, the Company was in compliance with the terms of its indenture.

    The Company had a note payable to the former shareholders of Coastal Utilities that was secured by land and buildings used in Coastal Utilities operations. The note bore interest at 8% and was fully repaid in January 2004.

    The Company has a convertible note payable to a member of MRTC with an outstanding principal balance of $0.4 million as of March 31, 2004. The note payable accrues interest at 8% per annum. The principal amount and unpaid interest are due in October 2011. The note is unsecured and, at any time prior to the payment of the entire principal amount, the holder may convert all unpaid principal and accrued interest into Class A members' equity of MRTC.


6.  BENEFIT PLANS

    Net periodic benefit costs for the Company's pension plan and other postretirement benefit plans for the quarters ended March 31, 2004 and 2003 are as follows:

                                   Defined benefit pension plan     Other postretirement benefits
                                     March 31,      March 31,         March 31,       March 31,
                                       2004           2003              2004            2003
                                     ---------      ---------         ---------       ---------
                                                          (in thousands)
  Service cost                        $   98         $  105            $   12          $    9
  Interest cost                          187            172                26              24
  Expected return on plan assets        (190)          (148)               -               -
  Amortization of net loss (gain)         79             24               (37)            (39)
  Amortization of prior service cost      -              -                (21)            (24)
                                       -----          -----             -----           -----
  Total net periodic benefit cost     $  174         $  153            $  (20)         $  (30)
                                       =====          =====             =====           =====


    The Company expects to contribute approximately $2.1 million to its pension plan in 2004. The Company made a contribution of $0.5 million in January 2004.

    During the first quarter of 2003, the Company notified its employees who are not members of bargaining units that the accrual of benefits in the non-contributory, defined benefit pension plan, sponsored by MRTC, in which the employees participated was frozen effective February 28, 2003. As a result of this action, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million was recognized as a reduction of pension expenses in the first quarter and $0.1 million as a reduction of capital expenditures. The impact of the gain was allocated between the Company and its subsidiaries, who also participate in the plan. Although the accrual of benefits in the pension plan is frozen, the Company has a continuing obligation to fund the plan and will continue to recognize an annual net periodic pension expense while the plan is still in existence.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


7.  SEGMENT INFORMATION

    The Company offers a variety of telecommunications services to business and residential customers including local and long distance voice, high speed data, Internet access and fiber transport. In accordance with the requirements of Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, ("SFAS 131") the Company's operations are classified into two reportable business segments. The first segment consists of the Company's four RLECs that provide regulated and nonregulated telecommunication services in their franchised territories. The second segment consists of the EOS operations that are in close proximity to the RLEC territories and are managed and operated as a line of business of the RLECs. Although both segments provide similar types of telecommunication services, are operated and managed by common management teams and share common resources, certain differences exist in the businesses of the RLECs and the EOS that the Company has evaluated to indicate two segments. Included in these differences between the RLECs and the EOS are: (i) the extent to which each segment's operations are regulated,
(ii) different approaches in the way each segment markets its services, (iii) positions within their respective markets and therefore how they price their services and (iv) composition of each segment's customer base. In addition, each segment's financial and operating results are evaluated separately by the chief operating decision maker of the Company. Periodically, the Company will analyze these factors, among others, to determine the appropriate reportable business segments required under SFAS 131.

    The Company's two reportable segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States. The following tables summarize the revenues and net operating income for each segment for the three month periods ended March 31, 2004 and 2003:

                                          Three month period ended
                                         --------------------------
                                         March 31,        March 31,
                                           2004             2003
                                         ---------        ---------
                                               (in thousands)
         Total revenues:
           RLEC operations                $ 46,113         $ 42,203
           EOS                               3,163            3,616
                                           -------          -------
                                            49,276           45,819
         Less intersegment revenues           (697)            (679)
                                           -------          -------
           Total reported revenues        $ 48,579         $ 45,140
                                           =======          =======

         Net operating income (loss):
           RLEC operations                $ 15,733         $ 15,031
           EOS                              (2,866)          (2,575)
                                           -------          -------
           Total reported net operating
             income                       $ 12,867         $ 12,456
                                           =======          =======

    At March 31, 2004 and December 31, 2003, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                         March 31,          December 31,
                                           2004                 2003
                                         ---------          ------------
                                                (in thousands)
         Total assets:
           RLEC operations                $   827,202       $   868,472
           EOS                                443,236           432,326
                                           ----------        ----------
                                            1,270,438         1,300,798
           Less intersegment assets          (486,418)         (493,656)
                                           ----------        ----------
           Total reported assets          $   784,020       $   807,142
                                           ==========        ==========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)



8.  RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity's activities without additional financial support. FIN 46 also requires additional disclosures. The Interpretation was effective immediately for interests acquired subsequent to January 31, 2003 and was effective March 31, 2004 for interests in VIEs created before February 1, 2003. The Company has not obtained an interest in any VIEs since January 31, 2003. The Company determined that an unconsolidated company in which it holds an investment accounted for under the equity method is a VIE under FIN 46 but the Company is not the primary beneficiary of the VIE. As a result, the provisions of FIN 46 did not have an impact on the Company's financial condition or results of operations.

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

     For more information, see the "Risk Factors" section beginning on page 18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 333-36804) filed with the Securities and Exchange Commission.

     Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events.

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Overview

    We are an established RLEC providing communications services and solutions to business and residential customers in the Southeast and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At March 31, 2004, we had 230,809 voice, DSL and high speed data connections in service.

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

    The objective of our current business plan is to maintain and grow our cash flows and to be a leading provider of telecommunications services in our operating markets in the Southeast and Midwest. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of our RLECs. In acquiring our four RLECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. Our RLECs are continuing to develop these established markets with successful marketing of vertical services and DSL, primarily through bundling of products, and is controlling expenses through the use of business process management tools and other methods. In our edge-out services, our strategy is to maintain sustainable positive cash flow from this line of business and to continue the development of a profitable customer base. We have established rigorous criteria for evaluating new customers and the desirability of renewing existing contracts.

Factors Affecting Future Operations

    The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

    To date, our revenues have been derived principally from the sale of voice and data communications services to business and residential customers in our established RLEC markets. For the quarter ended March 31, 2004, approximately 93.6% of our operating revenues came from our RLEC operations and 6.4% from our edge-out services. For the fourth quarter ended December 31, 2003, approximately 93.1% of our operating revenues came from our RLEC operations and 6.9% from our edge-out services. We intend to focus on continuing to generate increasing revenues in our RLEC operations and edge-out services from voice services (local and long distance), Internet access and enhanced data and other services. The sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate significant growth in revenues from our edge-out services as we continue to focus on a business plan that provides sustainable positive cash flows from that line of business. Our transport business, which provides services to other carriers and major accounts, will grow revenues only if certain profit margins are obtained without making significant additional capital investments and will primarily continue to support our retail Internet service business.

    At March 31, 2004, we had 230,809 connections in service compared to 222,868 connections in service at March 31, 2003, an increase of 7,941 connections or 3.6%. Our RLEC operations had 216,099 connections in service at March 31, 2004 and 206,240 connections in service at March 31, 2003, an increase of 9,859 connections or 4.8%. For the edge-out services, connections in service at March 31, 2004 and March 31, 2003 were 14,710 and 16,628, respectively, a decrease of 1,918 connections or 11.5%.

    The services we offer to customers may be purchased separately, but are increasingly being included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. An important part of our sales and marketing strategy for our RLECs emphasizes the bundling of services and the benefits it provides to our customers. We have recently introduced a residential bundled offering which we have branded as our "No Limits" package. The "No Limits" bundle is marketed to our residential customers at approximately $85 per month, with the price varying slightly by location. Customers sign a one-year service agreement with this bundled package. The "No Limits" package offers:

  * unlimited local telephone service;
  * unlimited nationwide long distance;
  * unlimited use of our most popular custom calling features including caller identification and voicemail; and
  * unlimited use of our high-speed DSL service for Internet access.

    After a successful introduction in our North Carolina market in July, the "No Limits" bundled offering was introduced in each of our other three RLEC markets in the latter part of the fourth quarter of 2003. Our results show that the "No Limits" package has been successful in increasing penetration rates in services such as DSL and long distance and we expect this trend to continue during 2004. Many of our customers selecting the "No Limits" package are new DSL subscribers and long distance customers and this has led to an overall increase in our average revenue per unit. We intend to continue to offer other combined service discounts and programs designed to give customers incentives to buy bundled services.

    The number of DSL subscribers we serve in our RLECs has continued to increase. With the introduction of our "No Limits" package, we have seen the rate of net additions in DSL subscribers accelerate in the first quarter of 2004 compared to prior quarters. We believe we have been successful in addressing competition from new high speed Internet access product introductions, particularly by cable operators, in our markets in recent years. We believe that the execution of our strategy and our ability to deliver a quality DSL product at a competitive price and in a timely manner has made us the provider of choice in our markets. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for our RLECs in future quarters although we don't expect to maintain the rate of net additions that we have experienced in the first quarter of 2004. As of March 31, 2004, we had 30,646 DSL connections in service, an increase of 6,465 connections from 24,181 DSL connections in service at December 31, 2003 and an increase of 12,711 connections from 17,935 DSL connections in service at March 31, 2003. Our penetration rate for installed DSL connections reached 16.5% of our RLEC voice access lines at March 31, 2004 compared to 13.0% at December 31, 2003 and 9.5% at March 31, 2003.

    As we have increased the number of DSL connections we serve, we have experienced a decrease in the number of dial-up Internet accounts we service. At March 31, 2004, we had 20,663 dial-up Internet customers which was a decrease of 6,255 customers, or 23.2%, from 26,918 dial-up Internet customers at March 31, 2003. We believe that a large percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our high-speed DSL.

    We have also been successful in growing other revenues in our RLECs including the provision of long distance and vertical services to our customers. At March 31, 2004, we had 99,172 long distance accounts compared to 93,229 long distance accounts at March 31, 2003. In addition, our penetration rates for voicemail, caller identification, call waiting and call forwarding have increased over March 31, 2003.

    In recent quarters, we have seen a decline in the number of voice access lines in service in our RLECs. For the quarter ended March 31, 2004, the RLECs finished with 185,453 voice access lines in service, which is a decrease of 2,852 voice access lines from 188,305 voice access lines in service at March 31, 2003. Approximately 78.2% of the decrease in voice access lines is the result of a decrease in second lines in service. We believe this is the result of our existing customers migrating from our dial-up Internet service where they also purchase a second line to our DSL service where they no longer need a second line. Therefore, as we increase the number of DSL connections we serve, correspondingly, we are experiencing a decrease in the number of second lines we serve. At March 31, 2004, we have approximately 7,530 second lines remaining in service. In addition, our Illinois operations accounted for all of our losses of primary voice access lines, defined as total voice access lines less second lines. A persistent weakness in the local economies that Gallatin River Communications in Illinois serves has led to unemployment and certain business losses and, therefore, a decline in voice access lines served in this market. We are uncertain at this time regarding the trend for voice access lines in this market in the near future. Our remaining three RLECs showed growth in the number of primary voice access lines served at March 31, 2004 when compared to March 31, 2003.

    In March 2004, military officials at Fort Stewart in Hinesville, Georgia, announced that the 3rd Infantry Division stationed there has received orders to prepare for a full deployment by February 2005. Our RLEC, Coastal Utilities, Inc., serves the Hinesville area including the military base. We are currently gathering information regarding this deployment and plan to assess the impact on our operations and cash flows at a future date. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. As many details regarding this troop deployment are unavailable at this time, we are unable to project the range of the impact of this deployment on Coastal Utilities or our operations as a whole.

    We are currently in the preliminary stages of assessing the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers.

    We have experienced a decrease in revenues from our edge-out services in the first quarter of 2004 compared to the first quarter of 2003 as new sales of services and renewals of expiring customer contracts have not been enough to replace customers that do not continue with our service. At March 31, 2004, our edge-out services had 14,030 voice access lines and 680 high speed data connections in service. At March 31, 2003, our edge-out services served 15,911 voice access lines and 717 high-speed data connections. The decrease in voice access lines is attributed primarily to the loss of one customer in North Carolina as the result of a merger. We are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

    Bankruptcies by interexchange carriers in recent years, including MCI WorldCom and Global Crossing, have impacted our financial results including our revenues and cash flows. The final resolution of these bankruptcies through the legal process and/or any regulatory changes that may arise from these events may have a material impact on our business. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on LECs, we may be unable to appropriately protect ourselves against the financial impact associated with any future bankruptcies of interexchange carriers or other telecommunication providers.


Expenses

    With the completion of each of our four RLEC acquisitions in 1998, 1999 and 2000, we focused on integrating the acquired operations into our existing business and on identifying opportunities to leverage off of common resources and to use best practices to increase productivity and efficiencies in our operations. To accomplish this, we implemented business process management tools and we shared information on successful operating practices across the enterprise. We have centralized many of our business and back office functions, including network management, network operations, information technology, procurement, regulatory, finance, accounting, legal and human resources. Accordingly, we experienced fairly significant decreases in operating expenses in our RLEC operations in recent years. More recently, the rate at which operating expenses in the RLECs were decreasing has slowed, producing fairly comparable results from period to period. We seek to maintain the expense reductions that we have achieved in the RLECs in recent years.

    Our edge-out services have been focused on achieving sustainable positive cash flow. An important part of this strategy was the decision, in the fourth quarter of 2001, to slow the rate at which we were adding new voice and high speed data connections in the edge-out services. With slower planned growth, fewer sales personnel were needed and, as a result, fewer provisioners, sales engineers, customer care and other support personnel were required. In addition, certain fixed facility and overhead costs were reduced or eliminated. To facilitate our strategy of slower planned growth, we also completed the transformation of the edge-out services as a true edge-out CLEC by placing the responsibility for managing and operating the edge-out service markets with the managers of our respective RLECs. This allowed for additional reductions in operating expenses as we were able to eliminate a number of redundant operations in the edge-out services. We also groomed our network to reduce the costs of delivering services to customers by replacing more expensive special access circuits with circuits provided for in our interconnection agreements with the incumbent local exchange carriers. In combination, these adjustments led to significant decreases in operating expenses in our edge-out services. Since the fourth quarter of 2002, operating expenses in our edge-out services have remained relatively consistent. In the near term, barring any unforeseen events, we expect that further decreases in operating expenses, if any, should be minimal.

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

    Amortization expense is recognized primarily for our intangible assets considered to have finite lives on a straight-line basis. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer permitted to be amortized but are subject to impairment tests at least annually in accordance with the tenets of SFAS 142.


Summary

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



Results of Operations


Quarter Ended March 31, 2004 compared to Quarter Ended March 31, 2003

    Total revenues for the quarter ended March 31, 2004 were $48.6 million, an increase of $3.5 million, or 7.6%, from total revenues of $45.1 million for the quarter ended March 31, 2003. The increase is attributable to a $4.0 million increase in revenues in the RLEC operations that was partially offset by a decrease of $0.5 million in revenues from edge-out services. For the first quarter of 2004, the RLEC operations reported revenues of $45.5 million, an increase of $4.0 million, or 9.4%, from revenues in the first quarter of 2003 of $41.5 million. The increase in revenues consists primarily of a $1.8 million increase in local service revenues, a $1.0 million increase in Internet and enhanced data revenues and a $1.1 million increase in miscellaneous telecommunications revenues. The increase in local service revenues is primarily the result of higher network access revenues in the RLECs as access minutes of use have increased 4.9% in the first quarter of 2004 compared to the first quarter of 2003. In addition, approximately $1.0 million of the increase in network access revenues is attributed to non-recurring revenues from wireless settlements and other carrier access revenues. The increase in Internet and enhanced data revenues is attributed to an increase in DSL connections. DSL connections at March 31, 2004 increased approximately 12,711 connections, or 70.9%, from DSL connections at March 31, 2003. Much of the growth in DSL connections is the result of the Company's new No Limits bundled offering. The Company introduced the No Limits package in its North Carolina market during the third quarter of 2003. Based on our successful results with this offering in North Carolina, the Company introduced the No Limits package in its remaining three RLECs during the fourth quarter of 2003 where it has also received strong market acceptance. The increase in miscellaneous telecommunications service and equipment revenues is attributed largely to higher revenues of approximately $0.6 million from one-time construction projects and a decrease in uncollectibles of $0.3 million. Revenues in the edge-out services in the first quarter of 2004 were $3.1 million, a decrease of $0.5 million, or 13.1%, from revenues of $3.6 million in the first quarter of 2003. A decrease in local service revenues represented approximately 91.7% of the total decrease in revenues in the edge-out services. The decrease in local service revenues is attributed primarily to a decrease in the number of voice access lines in service during the first quarter of 2004 compared to the same period in 2003. At March 31, 2004, the edge-out services had 14,030 voice access lines in service, a decrease of 1,881 voice access lines, or 11.8% from voice access lines in service at March 31, 2003.

    Revenues from voice services, which are comprised of local, network access and long distance services, as a percentage of total revenues, were approximately 79.2% and 82.2% for the quarters ended March 31, 2004 and 2003, respectively. The RLEC operations and the edge-out services provided approximately 93.6% and 6.4% of total revenues, respectively in the first quarter of 2004.

    Total operating expenses increased $3.0 million from $32.7 million, or 72.4% of total revenues in the first quarter of 2003, to $35.7 million, or 73.5% of total revenues in the first quarter of 2004. The increase is attributable to an increase in operating expenses in the RLEC operations of approximately $3.2 million in the first quarter of 2004 compared to the first quarter of 2003. In the edge-out services, operating expenses in the first quarter of 2004 were approximately $0.2 lower than operating expenses in the first quarter of 2003. For the RLEC operations, the operating expenses in the first quarter of 2003 include the favorable impact of a one-time, non-cash gain of approximately $2.1 million for a pension curtailment. The gain resulted in a reduction in pension expense in the RLEC operations whereas no comparable gain was recognized in the first quarter of 2004. In addition, the increase in operating expenses in the first quarter of 2004 can be attributed to higher access expenses of $0.6 million, primarily from an increase in access minutes of use related to the No Limits package, and a $0.6 million increase in operating expenses for DSL modems used in the RLEC operations in the first quarter of 2004. Prior to the third quarter of 2003, DSL modems were capitalized under the Company's accounting policies.
However, beginning in the third quarter of 2003, the Company began expensing DSL modems as their cost fell below the threshold for capitalization. Partially offsetting this increase in operating expenses was a reduction in long-term incentive expense of $1.2 million in the first quarter of 2004 when compared to the first quarter of 2003.

    In the edge-out services, operating expenses in the first quarter of 2004 were $6.0 million, which is $0.2 million, or 2.9%, lower than operating expenses of $6.2 million in the first quarter of 2003. Cost of services and selling, general and administrative expenses decreased slightly in the first quarter of 2004 compared to the same period in 2003. Depreciation and amortization expenses decreased approximately $0.4 million in the first quarter of 2004 compared to the first quarter of 2003 as a result of lower capital additions in the edge-out services in recent years. The strategy to achieve positive cash flow in the edge-out services with a slower targeted growth rate and the realignment of the edge-out service operations under the responsibility of the RLECs has significantly reduced the amount of capital expenditures made to support this line of business. Offsetting these decreases in operating expenses is the $0.6 million impact of the pension curtailment gain recognized as a reduction of pension expenses in the first quarter of 2003 for which no comparable gain was recognized in the first quarter of 2004.

    Net operating income increased $0.5 million, or 3.3%, from $12.4 million in the first quarter of 2003, or 27.6% of total revenues to $12.9 million in the first quarter of 2004, or 26.5% of total revenues. Net operating income for the RLEC operations in the first quarter of 2003 was $15.8 million compared to $15.0 million in the first quarter of 2002, an increase of $0.8 million, or 4.7%. The net operating loss in the edge-out services increased $0.3 million, from a net operating loss of $2.6 million in the first quarter of 2003 to a net operating loss of $2.9 million in the first quarter of 2004.

    Interest expense decreased $0.5 million from $15.7 million, or 34.7% of total revenues in the first quarter of 2003, to $15.2 million, or 31.2% of total revenues in the first quarter of 2004. The decrease is attributed to a lower weighted average balance of long-term debt outstanding in the first quarter of 2004 compared to the first quarter of 2003.

    Other income was $0.9 million in the first quarter of 2004 compared to $0.5 million in the first quarter of 2003, an increase of $0.4 million. The increase is attributed primarily to approximately $0.2 million in realized losses on the disposal of marketable equity securities in the first quarter of 2003 whereas no comparable realized losses were recognized in the first quarter of 2004.

    Net loss decreased $1.1 million from $2.4 million, or 5.2% of total revenues, in the first quarter of 2003, to $1.3 million, or 2.6% of total revenues, in the first quarter of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $8.3 million in the first quarter of 2004, an increase of $1.4 million, or 19.1%, compared to the first quarter of 2003. In the first quarter of 2004, the edge-out services reported a net loss of $9.6 million compared to a net loss of $9.3 million in the first quarter of 2003, a change of $0.3 million, or 2.6%.


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

    At March 31, 2004, we had total liquidity of $56.2 million which consists of cash and cash equivalents of $15.2 million and available borrowings on our lines of credit with the RTFC of $41.0 million. As a result of our amendment with the RTFC, which is further described below, our liquidity position has been enhanced. We believe the reductions in the scheduled principal payments under the amendment provide us with additional liquidity and greater operating flexibility during the next several years. In addition, we have remained focused on implementing operating improvements and efficiencies in our business processes to reduce our operating expenses as well as maintaining a disciplined approach to evaluating and making capital expenditures and accordingly, our use of cash to fund our operations and facilities has been reduced.

    At March 31, 2004, we had a working capital deficit of approximately $8.6 million compared to a working capital deficit of $23.5 million at March 31, 2003. The improvement is attributed primarily to the change in the current portion of long-term debt as a result of the amendment entered into with the RTFC in the third quarter of 2003. Under the amendment, we do not make any scheduled principal payments to the RTFC until the third quarter of 2004. Therefore, our current portion of long-term debt was $7.0 million at March 31, 2004 compared to $28.1 million at March 31, 2003, a change of $21.1 million. Under the terms of the amendment, our scheduled principal payments through 2010 are significantly less than under our previous agreement. As discussed below, we may be required to make annual mandatory prepayments equivalent to any excess cash flow as defined in the amendment in addition to our scheduled principal payments. These mandatory payments for excess cash flow will be based on our RLECs year-end financial results, beginning in 2005 based on the results of the 2004 fiscal year. We are uncertain what mandatory prepayments will have to be made, if any, at this time.

     Operating Activities. For the quarters ended March 31, 2004 and 2003, we generated cash from operating activities of $3.0 million and $3.5 million, respectively.

     Investing Activities. For the quarter ended March 31, 2004, net cash used for investing activities was $3.6 million and consisted of $4.9 million in cash used for the purchase of telephone plant and equipment partially offset by cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $1.4 million. For the quarter ended March 31, 2003, net cash provided by investing activities was $0.9 million and consisted primarily of $2.0 million in cash received from the redemption of subordinated capital certificates by the RTFC and was partially offset by the purchase of telephone plant and equipment in the amount of $1.5 million.

     Financing Activities. For the quarters ended March 31, 2004 and 2003, net cash used in financing activities was $12.3 million and $6.7 million and consisted of payments on long-term debt.


Long-Term Debt and Revolving Credit Facilities

    We or our subsidiaries have outstanding term and revolving credit facilities totaling $426.6 million with the RTFC, which were entered into in connection with our four RLEC acquisitions. In addition, we have outstanding $200.0 million in 13 1/4% senior notes that are due in March 2010 and a $0.4 million miscellaneous note payable. In January 2004, a $2.3 million mortgage note payable entered into at the time of the Coastal Communications acquisition and secured by land and buildings used in those operations was repaid in full.


RTFC Debt Facilities

    Our subsidiary, MRLTDF, is the borrower under a loan agreement with the RTFC. MRLTDF is the holding company for three of our RLECs: Mebtel, GCSI and CCI. Our fourth RLEC, GRH, has provided a guaranty to the RTFC and its operating assets and revenues are subject to a first mortgage lien in favor of the RTFC.

    As of March 31, 2004, MRLTDF had approximately $426.6 million in term loans outstanding with the RTFC. Of this amount, $414.9 million in term loans bear fixed interest rates that range between 5.65% and 9.05%, with a weighted average rate approximating 7.7%. The fixed interest rates expire at various times, beginning in October 2004 through August 2006, depending on the terms of the note. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. The remaining $11.7 million term loan has a variable interest rate of 5.2% at March 31, 2004.

    In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC which, among other things, allows greater operating flexibility through an increase in our available liquidity. Under the terms of the amendment, our loan agreement was extended to November 2016. The amendment also provided us with a reduction in scheduled principal payments through 2010. Quarterly principal payments through 2010 are approximately $2.3 million with the first scheduled principal payment occurring in the third quarter of 2004. Beginning in 2011, scheduled principal payments increase, ranging from $8.9 million to $17.5 million per quarter through the end of 2016. We continue to pay quarterly interest payments to the RTFC. We also may be required to make annual prepayments of principal based on our financial results. Annually, beginning in 2005, we will calculate excess cash flow as defined in the amendment using the preceding year's financial results. If the calculation indicates excess cash flow, we will make a mandatory prepayment equivalent to the amount of excess cash flow to reduce the principal outstanding to the RTFC. The payment will be required to be made in the second quarter of the year in which the calculation is made.

    Under the terms of the amendment, interest rates on our outstanding term loans are at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. Prior to the amendment, interest rates on these term loans were at their prevailing RTFC fixed or variable base rate plus interest rate adders ranging from 0.35% to 0.75%. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as our Total Leverage Ratio, as defined in the amendment, decreases. The interest rate adder will remain at 1.0% while the Total Leverage Ratio is greater than 5.0 to 1.0. It decreases to 0.75% when the Total Leverage Ratio is between 4.0 to 1.0 and 5.0 to 1.0 and decreases to 0.5% when the Total Leverage Ratio is less than 4.0 to 1.0. The prior interest rate adders had no performance pricing associated with them.

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

    Prior to the amendment, the loan facilities were secured by a first mortgage lien on substantially all of the operating assets and revenues of the RLECs. In addition, substantially all of the outstanding equity interests of the RLECs were pledged in support of the facilities. As part of the amendment, the RTFC was additionally granted a first mortgage lien on the assets of MRH, which is the parent of MRLTDF, MLDS and MRLDS, and the equity interests in those entities were pledged in support of the loan facilities thereby providing the RTFC with a first lien security interest in all of the assets and revenues and substantially all of the equity interests of the RLECs. In addition, as provided for in the amendment, in the event that the senior notes are retired, we will grant the RTFC a first mortgage lien on the operating assets and revenues of Madison River Communications, LLC.

    As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates ("SCCs") that represent ownership interests in the RTFC equal to 10% of the amount borrowed. The RTFC financed the purchase of the SCCs by increasing the balance advanced for a loan by an amount equal to the SCCs purchased.

    At March 31, 2004, we owned $42.7 million in SCCs. The SCCs are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. Therefore, in the first quarter of 2004, based on principal payments of $13.5 million made to the RTFC in 2003, we received approximately $1.4 million in cash for SCCs that were eligible to be redeemed. In March 2003, the RTFC redeemed approximately $2.0 million of our SCCs for cash. As we have made no principal payments yet in 2004 to the RTFC, we currently have no SCCs that are eligible for redemption in 2005.

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

    In addition to the term loans, we also have two secured revolving lines of credit with the RTFC. One line of credit is a $31.0 million facility at MRLTDF and has no annual paydown provisions. This line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 5.2% at March 31, 2004. During the first quarter of 2004, we repaid the $10.0 million we had advanced against this line of credit at December 31, 2003. The entire $31.0 million is fully available to be drawn. The second line of credit is a $10.0 million facility that is available to Coastal Utilities, Inc. for general corporate purposes and expires in March 2005. Under the terms of this line of credit facility, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. This line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points. This line of credit was initially unsecured. Under the terms of the amendment executed in July 2003, we agreed to provide the RTFC with a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit which we completed in April 2004. We intend to negotiate the extension of these lines of credit with the RTFC during 2004.

    As discussed above, the terms of the RTFC loan agreement, as amended, contains various financial and administrative covenants including ratios that are tested on an annual basis. The ratios are tested against the combined financial results of MRLTDF and its subsidiaries, as well as GRH, MRLDS and MLDS. In addition, among other things, these combined entities are restricted in their ability to: (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) limited in their ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, as amended, any cash generated by MRLTDF and its subsidiaries, GRH, MRLDS or MLDS and any amounts available under the line of credit facilities discussed above may only be available to those entities and not to us or our other subsidiaries to fund our obligations. At March 31, 2004, MRLTDF was in compliance with the terms of its loan agreement, as amended, with the RTFC.


Senior Notes

    Madison River Capital is the issuer of $200.0 million in publicly traded 13 1/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the SEC and are subject to the terms and conditions of an indenture. At March 31, 2004, the senior notes had a carrying value of $198.0 million, which is net of a $2.0 million unamortized discount.

    Under the terms of the indenture, Madison River Capital and its restricted subsidiaries must comply with certain financial and administrative covenants. Among other things, Madison River Capital and its restricted subsidiaries are limited in their ability to: (i) incur additional indebtedness, (ii) pay dividends or make other distributions to Madison River Telephone or others holding an equity interest in a restricted subsidiary,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (vii) enter into transactions with affiliates. At March 31, 2004, Madison River Capital was in compliance with the terms of its senior notes indenture.


Other Long-Term Debt

    Our other indebtedness consists of a miscellaneous note payable of $0.4 million that bears interest at 8.0% and is due on demand.


Capital Requirements

    We require significant capital to fund our working capital needs, including our working capital deficit, our debt service requirements and our capital expenditures. In the near term, we expect that our primary uses of cash will include:

  * scheduled principal and interest payments on our long-term debt;
  * the maintenance and growth of our telephone plant and network infrastructure;
  * funding redemptions of Series A stock put to CCI per the terms of a shareholders agreement with the former shareholders of Coastal Utilities, Inc.;
  * the maintenance, upgrade and integration of operating support systems and other automated back office systems;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel and related expenses.

    As discussed above, our amendment with the RTFC has significantly lowered our scheduled principal payments to the RTFC through 2010, thereby reducing the capital required to service our financing and increasing our liquidity.

    We currently estimate that cash required to fund capital expenditures in 2004 will be approximately $12.0 million to $13.0 million. For the first quarter ended March 31, 2004, our capital expenditures were approximately $4.9 million and for the year ended December 31, 2003, our capital expenditures were approximately $12.2 million. Our use of cash for capital expenditures in 2003 and 2002 was significantly less than we have incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital additions during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2004 will be directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. During 2004, the demand for use of capital in the expansion of our telephone plant and network facilities will be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We are currently in the preliminary stages of assessing the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers. Depending on the outcome of this process, we may see an increase in our capital expenditures in future periods to support the delivery of this service to our customers.

As part of the consideration paid in the Coastal Communications, Inc. ("CCI") acquisition in March 2000, we issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI. In 2002, MRTC, our parent, completed an agreement with these former shareholders that, among other things, modified certain provisions of the shareholders agreement. Under the terms of the agreement, the former shareholders exchanged certain of their equity interests in CCI for equity in MRTC and a note payable from MRTC. In addition, CCI redeemed 30 shares of Series A stock in CCI retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right to require CCI to redeem their remaining 120 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Accordingly, the former shareholders put 30 shares of Series A stock to CCI in June 2003 and CCI redeemed the shares for approximately $1.0 million. We expect that the next redemption of 30 shares for $1.0 million will occur in July 2004.

    During 2002, after consultation with our tax advisors, we amended certain prior year income tax returns that resulted in refunds to the Company of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service, as part of an audit, verbally notified us that our position taken in the amended tax returns would be disallowed and in the fourth quarter, we received formal notice of such action by the IRS. The refunds impacted by this IRS notification totaled approximately $5.1 million and these amounts continue to be included in our deferred income tax liabilities. Based on discussions with our tax advisors, we believe that our position is appropriate under current tax laws and we intend to defend the position taken in our amended income tax returns. We continue to accrue interest expense of approximately $0.1 million quarterly related to these refunds until the issue is resolved. At this time, we cannot assure you that we will prevail in our defense of our position taken in the amended income tax returns and we are uncertain as to the amount of time it will take to resolve. If we are not successful, we may be required to repay the amounts received for refunds plus accrued interest. We believe this matter may take up to two years to resolve. The remaining $2.7 million in refunds, which were not included in the IRS notification and for which the statute of limitations for audit adjustments had expired, were recognized as an income tax benefit in the fourth quarter of 2003. However, in May 2004, we were verbally notified by the IRS that it may file suit against us to recover this amount as erroneous refunds. As of May 12, 2004, we had not been served nor had we received any formal notification from the IRS on how it intends to proceed or if it will proceed at all with a lawsuit.

    Under the terms of MRTC's Operating Agreement, at any time on or after January 16, 2006, certain members may require MRTC to purchase all of their member units at an amount equal to the fair market value of the units. We may be required to fund this obligation of our parent company.

    Based on our business plan, we currently project that cash and cash equivalents on hand, available borrowings under our credit facilities and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs, including funding our working capital deficit, for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

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

    Our long term secured debt facilities with the RTFC mature in 2016. As of March 31, 2004, we had fixed rate secured debt with the RTFC of $414.9 million at a weighted average rate of 7.7%. The fixed rates on the term loans expire beginning October 2004 through August 2006. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. In addition, we have a miscellaneous note for $0.4 million bearing an 8.0% fixed interest rate. Our senior notes have a stated fixed rate of 13.25%. In addition to our fixed rate facilities, we have an $11.7 million term loan with the RTFC that bears variable interest at 5.2%. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $117,000 per year on interest expense. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.


ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

    Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting

    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   Part II

Item 1.  LEGAL PROCEEDINGS

    On May 7, 2004, a lawsuit was filed in the United States District Court for the Southern District of Alabama that named as defendants our subsidiaries, Gulf Telephone Company and Gulf Coast Services, Inc., our parent, Madison River Telephone Company, LLC, and certain of our officers and directors among others including former directors and officers and other third party plan administrators and advisors to the Gulf Telephone Company Employee Stock Ownership Plan. The suit, entitled David Eslava, et. al. vs.
                                                   -------------------------
Gulf Telephone Company, et. al. Civil Action No. 04-297-BH-B, alleges certain
------------------------------------------------------------
ERISA violations. We have engaged legal counsel and we intend to vigorously defend against all claims.


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

       On March 4, 2004, we filed a Current Report on Form 8-K dated March 4, 2004 containing a press release announcing our financial and operating results for the fourth quarter and year ended December 31, 2003.

       On March 9, 2004, we filed a Current Report on Form 8-K dated March 9, 2004 containing certain supplementary information placed on the Investor Relations page of our website that further elaborated on amounts and calculations included in the press release announcing our financial and operating results for the fourth quarter and year ended December 31, 2003 and discussed on the subsequent conference call.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MADISON RIVER CAPITAL, LLC

Date:  May 13, 2004                   /s/  PAUL H. SUNU
                                      ---------------------------------------
                                      Name:  Paul H. Sunu
                                      Title:  Managing Director, Chief
                                              Financial Officer and Secretary

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