Form 10-Q
period 2004-06-30
MADISON RIVER CAPITAL LLC
filed 2004-08-16
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2004
                                      -------------

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

As of August 12, 2004, the Registrant had 211,583,892 Class A member interests outstanding. All member interests are owned by Madison River Telephone Company, LLC.
=============================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - June 30, 2004 (Unaudited)
            and December 31, 2003............................................................1
          Condensed Consolidated Statements of Operations and Comprehensive
            Loss (Unaudited) - Three and Six Months Ended June 30, 2004 and 2003.............2
          Condensed Consolidated Statement of Member's Capital (Unaudited) - Six
            Months Ended June 30, 2004.......................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Six
            Months Ended June 30, 2004 and 2003..............................................4
          Notes to Condensed Consolidated Financial Statements (Unaudited)...................5

Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................12
Item  3.  Quantitative and Qualitative Disclosures About Market Risk........................24
Item  4.  Controls and Procedures...........................................................25



Part II - Other Information

Item  1.  Legal Proceedings................................................................26
Item  6.  Exhibits and Reports on Form 8-K.................................................26
Signature..................................................................................27

                                    Part I

ITEM 1 - FINANCIAL STATEMENTS

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                   June 30, 2004     December 31, 2003
                                                                  --------------     -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   25,859           $   28,143
  Accounts receivable, less allowance for uncollectible accounts
    of $1,179 and $1,181 in 2004 and 2003, respectively                  10,988               11,339
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,795 and $2,617
    in 2004 and 2003, respectively                                        6,841                5,190
  Rural Telephone Finance Cooperative stock to be redeemed                 -                   1,354
  Rural Telephone Finance Cooperative patronage capital receivable        1,200                2,976
  Other current assets                                                    3,467                3,873
                                                                       --------             --------
    Total current assets                                                 48,355               52,875
                                                                       --------             --------

Telephone plant and equipment                                           480,391              472,262
Less accumulated depreciation and amortization                         (172,479)            (150,727)
                                                                       --------             --------
  Telephone plant and equipment, net                                    307,912              321,535
                                                                       --------             --------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     42,659               42,659
  Goodwill                                                              366,332              366,332
  Other assets                                                           23,626               23,741
                                                                       --------             --------
    Total other assets                                                  432,617              432,732
                                                                       --------             --------

    Total assets                                                     $  788,884           $  807,142
                                                                       ========             ========


Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                              $   40,178           $   39,898
  Other current liabilities                                               6,550                6,174
  Current portion of long-term debt                                       9,385                6,996
                                                                       --------             --------
    Total current liabilities                                            56,113               53,068
                                                                       --------             --------

Noncurrent liabilities:
  Long-term debt                                                        613,657              630,217
  Other liabilities                                                      83,400               84,369
                                                                       --------             --------
    Total noncurrent liabilities                                        697,057              714,586
                                                                       --------             --------

    Total liabilities                                                   753,170              767,654

Member's capital:
  Member's interest                                                     251,284              251,284
  Accumulated deficit                                                  (212,082)            (208,308)
  Accumulated other comprehensive loss                                   (3,488)              (3,488)
                                                                       --------             --------
    Total member's capital                                               35,714               39,488
                                                                       --------             --------

    Total liabilities and member's capital                           $  788,884           $  807,142
                                                                       ========             ========

              See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in thousands)
                                  (Unaudited)

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               ---------------------------  -------------------------
                                                     2004        2003            2004        2003
                                                     ----        ----            ----        ----
Operating revenues:
  Local services                                  $  31,974   $  31,047       $  64,667   $  61,981
  Long distance services                              3,710       4,060           7,516       7,874
  Internet and enhanced data services                 4,945       3,869           9,785       7,683
  Edge-out services                                   3,070       3,544           6,201       7,145
  Miscellaneous telecommunications
    services and equipment                            4,105       3,510           8,214       6,487
                                                   --------    --------        --------    --------
      Total operating revenues                       47,804      46,030          96,383      91,170
                                                   --------    --------        --------    --------

Operating expenses:
  Cost of services                                   13,427      12,297          26,862      23,333
  Depreciation and amortization                      10,707      13,136          22,816      25,490
  Selling, general and administrative expenses        9,888       9,831          20,056      19,125
                                                   --------    --------        --------    --------
    Total operating expenses                         34,022      35,264          69,734      67,948
                                                   --------    --------        --------    --------

Net operating income                                 13,782      10,766          26,649      23,222

Interest expense                                    (15,114)    (15,066)        (30,287)    (30,735)
Other income, net                                       727         618           1,592       1,118
                                                   --------    --------        --------    --------

Loss before income tax expense                         (605)     (3,682)         (2,046)     (6,395)

Income tax expense (benefit)                          1,889          77           1,728        (269)
                                                   --------    --------        --------    --------

Net loss                                             (2,494)     (3,759)         (3,774)     (6,126)

Other comprehensive income (loss):
  Unrealized losses on marketable
    equity securities                                  -           -               -           (198)
  Reclassification adjustment for losses
    included in net loss                               -            140            -            353
                                                   --------    --------        --------    --------
      Other comprehensive income (loss)                -            140            -            155
                                                   --------    --------        --------    --------

Comprehensive loss                                $  (2,494)  $  (3,619)      $  (3,774)  $  (5,971)
                                                   ========    ========        ========    ========








             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit     Income (Loss)     Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2003                       $  251,284     $  (208,308)    $   (3,488)   $  39,488
  Net loss                                               -             (3,774)          -          (3,774)
                                                    ---------      ----------      ---------     --------
Balance at June 30, 2004 (unaudited)               $  251,284     $  (212,082)    $   (3,488)   $  35,714
                                                    =========      ==========      =========     ========










            See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                         Six Months Ended June 30,
                                                                        ----------------------------
                                                                           2004              2003
                                                                        ----------        ----------
Operating activities
Net cash provided by operating activities                               $  19,028         $  18,022
                                                                         --------          --------

Investing activities
Purchases of telephone plant and equipment                                 (8,285)           (4,029)
Redemption of Rural Telephone Finance Cooperative stock, net                1,354             2,039
Change in other assets                                                         62             1,470
                                                                         --------          --------
Net cash used for investing activities                                     (6,869)             (520)
                                                                         --------          --------

Financing activities
Redemption of minority interest                                              -               (1,000)
Repurchase of outstanding 13 1/4% senior notes                             (2,140)             -
Payments on long-term debt                                                (12,303)          (13,550)
                                                                         --------          --------
Net cash used for financing activities                                    (14,443)          (14,550)
                                                                         --------          --------

Net (decrease) increase in cash and cash equivalents                       (2,284)            2,952

Cash and cash equivalents at beginning of year                             28,143            19,954
                                                                         --------          --------

Cash and cash equivalents at end of second quarter                      $  25,859         $  22,906
                                                                         ========          ========



            See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
             Notes To Condensed Consolidated Financial Statements
                                 (Unaudited)


1.  GENERAL

    Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company, LLC ("MRTC"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received. The Company offers a variety of telecommunications services to business and residential customers in the Southeast and Midwest regions of the United States including local and long distance voice, high speed data, Internet access and fiber transport.

    The primary purpose for which the Company was founded was the acquisition, integration and operation of rural local exchange telephone companies ("RLECs"). Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served approximately 219,600 voice access and DSL connections as of June 30, 2004.

    The Company's RLECs manage and operate an edge-out competitive local exchange carrier ("CLEC") business serving business customers primarily in markets in North Carolina, Illinois and Louisiana. Through its CLEC operations, the Company also provides fiber transport services to other businesses, primarily in the southeastern United States. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At June 30, 2004, the EOS operations served approximately 14,700 voice access and high speed data connections.


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

    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2003. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004. The amounts presented in the condensed consolidated balance sheet as of December 31, 2003 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

3.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:

                                            June 30,       December 31,
                                             2004              2003
                                           ---------       ------------
                                                (in thousands)
  Land, buildings and general equipment     $   54,241      $   53,652
  Central office equipment                     161,101         157,572
  Poles, wires, cables and conduit             232,814         230,772
  Leasehold improvements                         2,535           2,533
  Software                                      18,698          18,600
  Construction-in-process                       11,002           9,133
                                             ---------       ---------
    Total telephone plant and equipment     $  480,391      $  472,262
                                             =========       =========


4.  RESTRUCTURING CHARGE

    In the fourth quarter of 2001, a subsidiary of the Company, MRC, recorded a $2.8 million restructuring charge associated with the subsidiary's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The amounts recorded consist primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, redundant network operations centers and future switching facilities, net of any estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities and legal related expenses. As of June 30, 2004, the following amounts were recorded related to this restructuring charge:

                                Balance at          2004         Balance at
                             December 31, 2003    payments     June 30, 2004
                             -----------------  -------------  --------------
                                               (in thousands)
   Future lease obligations       $    542        $    90        $    452
   Legal related expenses               31             -               31
                                    ------          -----          ------
                                  $    573        $    90        $    483
                                    ======          =====          ======

    In the third quarter of 2002, in completing the development of the EOS as a true edge-out CLEC operation, the Company realigned the management of the EOS's operating regions in North Carolina, Illinois and New Orleans under the Company's RLECs in those respective regions. Correspondingly, the Company recognized a restructuring charge of $2.8 million related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. The charge was recognized in accordance with EITF 94-3. The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities that were no longer used, net of estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, expenses associated with the elimination of thirty employees and related expenses. As of June 30, 2004, the following amounts were recorded related to this restructuring charge:

                                Balance at          2004         Balance at
                             December 31, 2003    payments     June 30, 2004
                             -----------------  -------------  --------------
                                               (in thousands)
   Future lease obligations       $    271        $     51       $    220
                                    ======          ======         ======

    The remaining liability for both restructuring charges as of June 30, 2004 is recorded as $0.3 million in accrued expenses and $0.4 million in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

5.  LONG-TERM DEBT AND LINES OF CREDIT

    Long-term debt and lines of credit outstanding consist of the following at:

                                                                             June 30,        December 31,
                                                                               2004              2003
                                                                            ----------       ------------
                                                                               (in thousands)
First mortgage notes collateralized by substantially all RLEC assets:
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (5.35% at June 30, 2004).                                     $   11,680        $   11,680
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                   5,924             5,924
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                     951               951
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 6.95%
    (rate expires November 2004).                                               102,486           102,486
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                   5,557             5,557
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                  67,384            67,384
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                   3,544             3,544
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 9.05%
    (rate expires October 2004).                                                122,063           122,063
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                   7,778             7,778
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 9.0%
    (rate expires April 2005).                                                   99,226            99,226
  RTFC secured line of credit loan, maturing March 2005 with interest
    Payments due quarterly at the RTFC's line of credit base rate plus
    0.5% (5.3% at June 30, 2004).                                                  -               10,000
Mortgage note payable due in January 2004, interest at a fixed rate of 8%,
    secured by land and building.                                                  -                2,303
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount
    of $1,944 and $2,076, respectively.                                         196,056           197,924
Convertible note payable to related party                                           393               393
                                                                               --------          --------
                                                                                623,042           637,213
Less current portion                                                              9,385             6,996
                                                                               --------          --------
                                                                             $  613,657        $  630,217
                                                                               ========          ========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The loan facilities provided by the RTFC are primarily with MRLTDF. In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC (the "Amendment"). Under the terms of the Amendment, the loan agreement was extended to November 2016. The Amendment also provided a reduction in scheduled principal payments through 2010. Quarterly principal payments through 2010 are $2.3 million with the first scheduled principal payment occurring in the third quarter of 2004. Beginning in 2011, scheduled principal payments increase, ranging from $8.9 million to $17.5 million per quarter, through the end of 2016. Annually, beginning in 2005, the Company will be required to calculate excess cash flow, as defined in the Amendment, for the RLECs subject to the loan agreement using the preceding year's financial results. If the calculation indicates excess cash flow, the Company will be required to make a mandatory prepayment of principal to the RTFC equivalent to the amount of excess cash flow. Such mandatory prepayment will be made in the second quarter of the year in which the calculation is made.

    Under the Amendment, interest rates on the outstanding term loans are at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as the Total Leverage Ratio, as defined in the Amendment, decreases.

    The RTFC loan agreement, including the Amendment, contains certain financial ratios that are tested on an annual basis and other administrative covenants. The financial ratios are based on the combined financial results of MRLTDF and its subsidiaries, GRH, MRLDS and MLDS. Certain of the administrative covenants restrict, among other things, the ability of these combined entities to (i) declare or pay dividends to their respective parents under specified circumstances, (ii) make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. In addition, the administrative covenants require that the RTFC approve a three-year rolling capital expenditure budget and give its consent to any acquisitions or disposals of local exchange assets. Finally, MRLTDF and MRH have the ability to acquire the Company's senior notes within certain limits as defined in the Amendment. At June 30, 2004, the Company was in compliance with the terms and conditions of the loan agreement, including the Amendment.

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

    MRLTDF has an undrawn $31.0 million secured revolving line of credit with the RTFC that is fully available and expires in March 2005. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At December 31, 2003, MRLTDF had drawn down $10.0 million under this line of credit, which was repaid during the first quarter of 2004. The Company intends to negotiate with the RTFC to extend this line of credit beyond its expiration in March 2005.

    The Company also has an undrawn $10.0 million line of credit that is fully available to Coastal Utilities, Inc., a subsidiary of CCI, that expires in March 2005. This line of credit contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum. Effective April 30, 2004, as required by the Amendment, MRLTDF granted the RTFC a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit. The Company intends to negotiate with the RTFC to extend this line of credit beyond its expiration in March 2005.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The Company has outstanding 13 1/4% senior notes that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. In June 2004, as permitted under the terms of the Amendment with the RTFC, MRLTDF acquired $2.0 million in outstanding senior notes for approximately $2.1 million. The senior notes, which are held by MRLTDF, are considered to be retired and the Company recognized approximately $0.2 million as a loss from the extinguishment of long-term debt in the second quarter of 2004, which is reflected as other expense in the accompanying condensed financial statements.

    Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments,
(v) create certain liens or use assets as security in other transactions,
(vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At June 30, 2004, the Company was in compliance with the terms of its indenture.

    The Company had a note payable to the former shareholders of Coastal Utilities that was secured by land and buildings used in Coastal Utilities operations. The note bore interest at 8% and was fully repaid in January 2004.

    The Company has a convertible note payable to a member of MRTC with an outstanding principal balance of $0.4 million as of June 30, 2004. The note payable accrues interest at 8% per annum. The principal amount and unpaid interest are due in October 2011. The note is unsecured and, at any time prior to the payment of the entire principal amount, the holder may convert all unpaid principal and accrued interest into Class A members' equity of MRTC.


6.  BENEFIT PLANS

    The Company's net periodic benefit costs for the pension plan for the second quarter and six months ended June 30, 2004 and 2003 are as follows:


                                        Second quarter ended              Six months ended
                                        --------------------             -------------------
                                         June 30,   June 30,             June 30,   June 30,
                                           2004       2003                 2004       2003
                                         --------   --------             --------   --------
                                                            (in thousands)
  Service cost                            $   98     $  105               $  196     $  210
  Interest cost                              186        173                  373        345
  Expected return on plan assets            (189)      (149)                (379)      (297)
  Amortization of net loss (gain)             80         24                  159         48
                                           -----      -----                -----      -----
  Total net periodic benefit cost         $  175     $  153               $  349     $  306
                                           =====      =====                =====      =====

    The Company's net periodic benefit costs for the other postretirement benefit plans for the second quarter and six months ended June 30, 2004 and 2003 are as follows:


                                        Second quarter ended              Six months ended
                                        --------------------             -------------------
                                         June 30,   June 30,             June 30,   June 30,
                                           2004       2003                 2004       2003
                                         --------   --------             --------   --------
                                                            (in thousands)
   Service cost                           $   14     $    9               $   26     $   18
   Interest cost                              27         25                   53         49
   Amortization of net loss (gain)           (36)       (39)                 (73)       (78)
   Amortization of prior service cost        (21)       (24)                 (42)       (48)
                                           -----      -----                -----      -----
   Total net periodic benefit cost        $  (16)    $  (29)              $  (36)    $  (59)
                                           =====      =====                =====      =====

    The Company expects to contribute approximately $2.1 million to its pension plan in 2004. The Company made contributions of $1.0 million in the first six months of 2004.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

6.  BENEFIT PLANS, Continued

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

7.  INCOME TAXES

    The Company and its wholly-owned subsidiaries, MRC, GRH and MRM for a partial year, are limited liability corporations and are treated as partnerships for federal and state income tax purposes. Accordingly, income, losses and credits are passed through directly to the members of these partnerships. Effective November 29, 2003, MRM converted from a C corporation to a limited liability corporation for income tax purposes.

    MRH, a wholly-owned subsidiary of the Company, is the holding company for the Company's other taxable C corporations that include, MRLTDF, Mebtel, GCSI and its subsidiaries, CCI and its subsidiaries, MLDS, MRLDS, and MRM. Income taxes for the C corporations are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

    During the fourth quarter of 2003, the Company recognized an income tax benefit of $2.7 million for refunds received in 2002 from amendments to its 1998 income tax returns. The benefit was recognized after the Company was advised the statute of limitations for taxing authorities to make audit adjustments to the 1998 income tax returns had expired during 2003. However, in June 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed suits against two of the Company's subsidiaries that received the refunds and recognized the benefit, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that the refunds were erroneous refunds. The suits included claims in the amount of approximately $2.9 million for income tax refunds plus related interest expense. Approximately $0.9 million of this claim was paid in the first quarter of 2004 as part of a separate year income tax audit adjustment. Accordingly, the Company accrued approximately $2.0 million in income tax expense and $0.4 million in interest expense during the second quarter of 2004 to recognize the remaining potential exposure under the suits. Based on discussions with its tax advisors, the Company believes that its position taken in the amended income tax returns was appropriate under current tax laws and the Company intends to review all alternatives including vigorously defending against these claims.

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

    The Company's two reportable segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States. The following tables summarize the revenues and net operating income for each segment for the three and six month periods ended June 30, 2004 and 2003:

                                       Three Month Period Ended           Six Month Period Ended
                                       ------------------------           ----------------------
                                         June 30,     June 30,             June 30,     June 30,
                                           2004         2003                 2004         2003
                                           ----         ----                 ----         ----
                                                             (in thousands)
    Total revenues
      RLEC operations                     $ 45,396     $ 43,388             $ 91,509     $ 85,591
      EOS                                    3,103        3,718                6,266        7,334
                                           -------      -------              -------      -------
                                            48,499       47,106               97,775       92,925
    Less intersegment revenues                (695)      (1,076)              (1,392)      (1,755)
                                           -------      -------              -------      -------
      Total reported revenues             $ 47,804     $ 46,030             $ 96,383     $ 91,170
                                           =======      =======              =======      =======

    Net operating income (loss):
      RLEC operations                     $ 16,050     $ 13,946             $ 31,783     $ 28,977
      EOS                                   (2,268)      (3,180)              (5,134)      (5,755)
                                           -------      -------              -------      -------
      Total reported net operating
        income                            $ 13,782     $ 10,766             $ 26,649     $ 23,222
                                           =======      =======              =======      =======

    At June 30, 2004 and December 31, 2003, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                          June 30,          December 31,
                                            2004                2003
                                         ---------          ------------
                                                (in thousands)
        Total assets:
          RLEC operations                 $   833,913       $   868,472
          EOS                                 446,212           432,326
                                           ----------        ----------
                                            1,280,125         1,300,798
          Less intersegment assets           (491,241)         (493,656)
                                           ----------        ----------
          Total reported assets           $   788,884       $   807,142
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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Overview

    We are an established RLEC providing communications services and solutions to business and residential customers in the Southeast and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At June 30, 2004, we had 234,272 voice, DSL and high speed data connections in service.

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

    The objective of our current business plan is to maintain and grow our cash flows and to be a leading provider of telecommunications services in our operating markets in the Southeast and Midwest. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of our RLECs. In acquiring our four RLECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. Our RLECs are continuing to develop these established markets with successful marketing of vertical services and DSL, primarily through bundling of products, and are controlling expenses through the use of business process management tools and other methods. In our edge-out services, our strategy is to maintain sustainable positive cash flow from this line of business and to continue the development of a profitable customer base. We have established rigorous criteria for evaluating new customers and the desirability of renewing existing contracts.

Factors Affecting Future Operations

    The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

    To date, our revenues have been derived principally from the sale of voice and data communications services to business and residential customers in our established RLEC markets. For the six months ended June 30, 2004, approximately 93.6% of our operating revenues came from our RLEC operations and 6.4% from our edge-out services. For the same period in 2003, approximately 92.2% of our operating revenues came from our RLEC operations and 7.8% from our edge-out services. We intend to focus on continuing to generate increasing revenues in our RLEC operations and edge-out services from voice services (local and long distance), Internet access and enhanced data and other services. The sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate significant growth in revenues from our edge-out services as we continue to focus on a business plan that provides sustainable positive cash flows from that line of business. Our transport business, which provides services to other carriers and major accounts, will increase revenues only if certain profit margins are obtained without making significant additional capital investments and will primarily continue to support our retail Internet service business.

    At June 30, 2004, we had 234,272 connections in service compared to 223,660 connections in service at June 30, 2003, an increase of 10,612 connections or 4.7%. Our RLEC operations had 219,585 connections in service at June 30, 2004 and 206,982 connections in service at June 30, 2003, an increase of 12,603 connections or 6.1%. For the edge-out services, connections in service at June 30, 2004 and June 30, 2003 were 14,687 and 16,678, respectively, a decrease of 1,991 connections or 11.9%.

    The services we offer to customers may be purchased separately, but are increasingly being included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. An important part of our sales and marketing strategy for our RLECs emphasizes the bundling of services and the benefits it provides to our customers. During the past year, we have introduced a residential bundled offering which we have branded as our "No Limits" package. The No Limits bundle is marketed to our residential customers at approximately $85 per month, with the price varying slightly by location. Customers sign a one-year service agreement with this bundled package. The No Limits package offers:

  * unlimited local telephone service;
  * unlimited nationwide long distance;
  * unlimited use of our most popular custom calling features including caller identification and voicemail; and
  * unlimited use of our high-speed DSL service for Internet access.

    After a successful introduction in our North Carolina market in July 2003, the No Limits bundled offering was introduced in each of our other three RLEC markets in the latter part of the fourth quarter of 2003. Our results show that the No Limits package has been successful in increasing penetration rates in services such as DSL and long distance and we expect this trend to continue during 2004. Many of our customers selecting the No Limits package are new DSL subscribers and long distance customers and this has led to an overall increase in our monthly average revenue per unit for a subscriber of the bundle of approximately $15. We intend to continue to offer other combined service discounts and programs designed to give customers incentives to buy bundled services.

    The number of DSL subscribers we serve in our RLECs has continued to increase. With the introduction of our No Limits package, we have seen the rate of net additions in DSL subscribers accelerate in the first two quarters of 2004 compared to prior quarters. We believe we have been successful in addressing competition from new high speed Internet access product introductions, particularly by cable operators, in our markets in recent years. We believe that the execution of our strategy and our ability to deliver a quality DSL product at a competitive price and in a timely manner has made us the provider of choice in our markets. As of June 30, 2004, our penetration rate for residential DSL connections as a percentage of primary residential voice access lines was 26.9% compared to 14.7% at June 30, 2003. Our analysis indicates that our penetration rate for residential DSL is among the highest penetration rates of high-speed broadband service in the United States. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for our RLECs in future quarters although we don't expect to maintain the rate of net additions that we have experienced in the first two quarters of 2004. As of June 30, 2004, we had 34,254 DSL connections in service, an increase of 3,608 connections from 30,646 DSL connections in service at March 31, 2004 and an increase of 14,817 connections from 19,437 DSL connections in service at June 30, 2003.

    As we have increased the number of DSL connections we serve, we have experienced a decrease in the number of dial-up Internet accounts we service. At June 30, 2004, we had 18,190 dial-up Internet customers which was a decrease of 7,591 customers, or 29.4%, from 25,781 dial-up Internet customers at June 30, 2003. We believe that a large percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our high-speed DSL.

    We have also been successful in growing penetration rates in our RLECs for the provision of long distance and vertical services to our customers, primarily as a result of our No Limits offering. At June 30, 2004, we had 100,713 long distance accounts compared to 93,898 long distance accounts at June 30, 2003. In addition, our penetration rates for voicemail, caller identification, call waiting and call forwarding have increased over June 30, 2003.

    During the second quarter of 2004, we introduced a new bundled offering in our North Carolina market on a test basis. The new offering, which we are referring to as No Limits Voice, is essentially our No Limits bundle without the DSL service. We intend to develop the marketing for this bundle in our North Carolina market and assess its performance before determining when we will introduce it in our larger RLECS, if at all.

    In recent quarters, we have seen a decline in the number of voice access lines in service in our RLECs. For the quarter ended June 30, 2004, the RLECs finished with 185,331 voice access lines in service, which is a decrease of 2,214 voice access lines from 187,545 voice access lines in service at June 30, 2003. The decrease in voice access lines is primarily attributed to the decrease in second lines in service in our RLEC markets. Second lines in service at June 30, 2004 decreased to 7,336 voice access lines from 9,554 voice access lines at June 30, 2003, a decrease of 2,218 second lines. We believe this is the result of our existing customers migrating from our dial-up Internet service, where they may also purchase a second line from us, to our DSL service where they no longer need a second line. Therefore, we believe as we increase the number of DSL connections we serve, correspondingly, we will experience a decrease in the number of second lines we serve. In terms of primary voice access lines, which we define as total voice access lines less second lines, our Illinois operations, Gallatin River Communications, continued to lose primary voice access lines as a result of the slow economic environment in which it operates. Although we are uncertain at this time regarding the future trend for voice access lines at Gallatin River Communications, the rate at which voice access lines in this market is decreasing has slowed during the past two quarters compared to previous quarters. Our remaining three RLECs showed growth in the number of primary voice access lines served at June 30, 2004 when compared to June 30, 2003.

    In March 2004, military officials at Fort Stewart in Hinesville, Georgia announced that the 3rd Infantry Division stationed there has received orders to prepare for a full deployment by February 2005. Our RLEC, Coastal Utilities, Inc., serves the Hinesville area including the military base. We are currently gathering information regarding this transition and future deployment. However, as it is early in the process, we continue to monitor the progress as it is reported and we are working to understand the impact of this transformation on Coastal Utilities' operations. We intend to assess the impact on our operations and cash flows at a future date. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. As many details regarding this troop deployment are currently unavailable, we are unable to project the range of the impact of this deployment on Coastal Utilities or our operations as a whole at this time.

    We are also continuing to assess the potential benefits of adding a video offering to our current suite of voice products we offer to our customers. However, at this time our evaluation of different alternatives is ongoing and we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers.

    We have experienced a decrease in revenues from our edge-out services in the first six months of 2004 compared to the first six months of 2003 as new sales of services and renewals of expiring customer contracts have not been enough to replace customers that do not continue with our service. At June 30, 2004, our edge-out services had 14,012 voice access lines and 675 high speed data connections in service. At June 30, 2003, our edge-out services served 15,965 voice access lines and 713 high-speed data connections. The decrease in voice access lines is attributed primarily to the loss of one customer in North Carolina as the result of a merger in the third quarter of 2003. In addition, a customer in our edge-out services, representing recurring monthly revenues of approximately $55,000, notified us of its intention to replace our service during the third quarter of 2004. We are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

    Bankruptcies by interexchange carriers in recent years, including MCI WorldCom and Global Crossing, have impacted our financial results including our revenues and cash flows. The final resolution of these bankruptcies through the legal process and/or any regulatory changes that may arise from these events may have a material impact on our business. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on LECs, we may be unable to appropriately protect ourselves against the financial impact associated with any future bankruptcies of interexchange carriers or other telecommunication providers. At June 30, 2004. we had approximately $1.8 million reserved against our interexchange carrier receivables.

Expenses

    Our primary operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization.

Cost of services

    Our cost of services includes:

  * plant specific costs and expenses, such as network and general support expense, central office switching and transmission expense, DSL costs including modems, peripheral materials and egress and transport, information origination/termination expense, underlying carrier costs for long distance transmissions services and cable and wire facilities expense;
  * plant nonspecific costs, such as testing, provisioning, ISP external help desk costs, network administration, outside plant administration, power and engineering;
  * the cost of collocating in ILEC central offices and leasing unbundled copper loop lines and high capacity digital lines from the ILECs to connect our customers and other carriers' networks to our network; and
  * the cost of leasing transport from ILECs or other providers where our fiber transport capacity is not available.

    We have a resale agreement with Global Crossing to provide long distance transmission services. This agreement contains minimum volume commitments. Although we believe that we will meet these commitments, we may not be successful in generating adequate long distance business to absorb our minimum volume commitment and will be required to pay for long distance transmission services that we are not using. During the third quarter of 2003, we renewed our agreement with Global Crossing until April 2005 with lower minimum volume commitments than existed in the previous contract.

    We have entered into interconnection agreements with BellSouth, Verizon, Sprint and SBC which allow, among other things, the edge-out services to lease unbundled network elements from these ILECs, at contracted rates contained in the interconnection agreements. We use these network elements to connect our edge-out services customers with our network. Other interconnection agreements may be required by our edge-out services. In addition, each of the edge-out services currently has the necessary certifications to operate in the states where it has customers.

    In response to a decision by the United States Court of Appeals for the District of Columbia to vacate certain portions of the Federal Communication Commission's, or FCC's, Triennial Review Order, SBC and BellSouth have notified us of their intent to use change of law provisions in our interconnection agreements to reduce or eliminate requirements they have to provide network facilities at unbundled network elements, or UNE, pricing.
We are unclear if the court order would allow SBC or BellSouth to take such an action, or whether state commissions would support such changes in the event the interconnection agreements are subjected to arbitration. Further, it is not clear what actions, if any, the FCC may take to establish interim or permanent rules addressing the obligations of SBC and BellSouth to provide such UNEs at their current pricing. Pending further clarification and guidance from the FCC, we may enter into good faith discussions with SBC and BellSouth on amendment to these provisions of our interconnection agreements. Although we do not expect any changes to our UNE rates in 2004, significant increases in UNE pricing, currently based on FCC TELRIC pricing rules, would significantly increase the cost of obtaining facilities necessary to provide services to customers in our edge-out markets and would have a material impact on the results of operations and cash flows of our edge-out services. Our objective for the edge-out services has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Given the developments with the edge-out services discussed herein, we intend to analyze its financial and operating results to determine that our objective is being accomplished.

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

Results of Operations

Six Months ended June 30, 2004 compared to Six Months ended June 30, 2003
-------------------------------------------------------------------------
    Total revenues were $96.4 million and $91.2 million for the six month periods ended June 30, 2004 and June 30, 2003, respectively, an increase of $5.2 million, or 5.7%. Revenues in the RLEC operations increased approximately $6.2 million, or 7.3%, to $90.2 million in the first six months of 2004 from $84.0 million in the first six months of 2003. In the first six months of 2004, revenues from local services increased $2.7 million, Internet and enhanced data services increased approximately $2.1 million and miscellaneous revenues increased approximately $1.7 million compared to the same period in 2003. Local service revenues increased primarily as a result of higher network access revenues from certain non-recurring revenues from wireless settlements and other carrier access revenues and settlements for updated cost study filings. The increase in Internet and enhanced data revenues is attributed to an increase in the number of DSL subscribers. At June 30, 2004, our RLECs served 34,254 DSL subscribers compared to 19,437 at June 30, 2003, an increase of 14,817 connections, or 76.2%. The growth in DSL connections has been generated by increased acceptance of our No Limits bundled offering. We introduced the No Limits package in our North Carolina market during the third quarter of 2003. Based on our successful results in North Carolina, we introduced the No Limits package in our remaining three RLECs during the fourth quarter of 2003 where it has also received strong market acceptance. The increase in miscellaneous telecommunications service and equipment revenues is attributed largely to higher revenues of approximately $1.4 million from one-time construction projects and a decrease in uncollectibles of approximately $0.2 million. These increases in RLEC revenues were partially offset by a decrease of approximately $0.4 million in private label long distance revenues. The decrease in long distance revenues is attributed to two factors. First, as a result of the success of the No Limits bundle, more customer billings reflect a flat rate charge for long distance service compared to the higher usage based billings for these customers in prior periods. Second, in the second quarter of 2004, we reclassified approximately $0.1 million of private label long distance revenues to local service revenues to properly reflect the nature of these certain revenues. Revenues from our edge-out services decreased approximately $1.0 million, or 13.2%, to $6.2 million in the first half of 2004 from $7.2 million in the first half of 2003. The decrease is attributed primarily to a $0.7 million decrease in local service revenues as the result of a decrease in the number of connections served. At June 30, 2004 and 2003, our edge-out services served approximately 14,687 and 16,678 voice access and high speed connections, respectively, representing an 11.9% decrease.

    During the first six months of 2004, our RLECs entered into reciprocal compensation agreements with most of the major wireless carriers which provide service in our RLEC service territories. These agreements establish mutual compensation rates for termination of local traffic originated by the other party's customers. These agreements generally replace other settlement arrangements and add stability to our reciprocal compensation revenues and expenses. In the near future, our RLECs expect to complete agreements with the remaining wireless carriers with significant traffic providing wireless services in our RLEC serving areas.

    For the first six months of 2004, our RLEC operations and edge-out services provided approximately 93.6% and 6.4%, respectively, of our revenues. Comparatively, for the first six months of 2003, our RLEC operations provided 92.2% of our revenues and our edge-out services provided 7.8% of our revenues. Revenues from voice services, which are comprised of local, network access and long distance service, as a percentage of total revenues, were approximately 79.0% and 81.7% for the six months ended June 30, 2004 and 2003, respectively. The decrease in the percentage of our revenues coming from voice services reflects the growth in our high-speed DSL business and the impact of the one-time construction projects on our 2004 financial results.

    Total operating expenses increased approximately $1.7 million from $68.0 million, or 74.5% of total revenues in the first six months of 2003, to $69.7 million, or 72.4% of total revenues in the first six months of 2004. The increase can be attributed to a one-time, non-cash gain of approximately $2.7 million from a pension curtailment in the first quarter of 2003. The gain resulted in a reduction in 2003 pension expense in the RLEC operations and the edge-out services whereas no comparable gain was recognized in the first quarter of 2004. Approximately $2.1 million of the net gain was recognized as a reduction of pension expenses in the RLEC operations and $0.6 million as a reduction of pension expenses in the edge-out services.

    In the RLEC operations, operating expenses in the six months ended June 30, 2004 were $58.4 million, an increase of $3.3 million, or 6.1%, from operating expenses of $55.1 million in the first six months of 2003. Approximately $2.1 million of the increase is the result of the pension curtailment gain recorded in the first quarter of 2003. In addition, operating expenses increased in the first six months of 2004 as a result of an increase of $0.9 million from an increase in costs to terminate long distance calls primarily as a result of an increase in access minutes of use related to the No Limits package, and a $0.9 million increase in operating expenses for DSL modems used in the RLEC operations in the first six months of 2004. In the first six months of 2003, DSL modems were capitalized under the Company's accounting policies. Beginning in the third quarter of 2003, the Company began expensing DSL modems as the cost of a DSL modem fell below the threshold for capitalization. Finally, operating expenses in the first six months of 2004 include approximately $1.1 million for costs related to nonrecurring construction projects. Partially offsetting these increases in operating expenses were a decrease in depreciation and amortization expenses of $1.5 and a reduction in long-term incentive expense of $1.2 million in the first six months of 2004 when compared to the first six months of 2003. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated.

    Operating expenses in our edge-out services decreased approximately $1.6 million from $12.9 million in the first six months of 2003 to $11.3 million in the first six months of 2004. Approximately $0.6 million can be attributed to the pension curtailment gain. In addition, nonrecurring settlements from several disputes arising out of interconnection agreements totaling approximately $0.6 million reduced cost of services in the first six months of 2004 whereas no comparable settlements were recorded in the first six months of 2003. Also, depreciation expenses in the six months ended June 30, 2004 decreased $1.2 million compared to the six months ended June 30, 2003. The decrease in depreciation expenses is primarily attributed to certain assets becoming fully depreciated while no significant capital investment has been made in the edge-out services in recent years. The strategy to achieve positive cash flow in the edge-out services with a slower targeted growth rate and the realignment of the edge-out service operations under the responsibility of the RLECs has significantly reduced the amount of capital expenditures made to support this line of business.

    Net operating income increased approximately $3.5 million from $23.2 million, or 25.5% of total revenues in the first six months of 2003, to $26.7 million, or 27.7% of total revenues in the first six months of 2004. The increase is primarily attributable to the increase in revenues in the RLEC operations. Net operating income in the RLEC operations increased $2.9 million, or 9.7%, to $31.8 million in the first six months of 2004 from $28.9 million in the first six months of 2003. For the edge-out services, the net operating loss improved $0.6 million, or 10.8%, to $5.1 million in the six month period ended June 30, 2004 from $5.7 million in the six month period ended June 30, 2003.

    Interest expense decreased $0.4 million to $30.3 million, or 31.4% of total revenues, in the first six months of 2004 compared to $30.7 million, or 33.7% of total revenues, in the first six months of 2003. The decrease in interest expense is attributed primarily to a lower average outstanding balance of long-term debt during the first six months of 2003 compared to the first six months of 2002. This decrease was partially offset by an accrual for interest expense of approximately $0.4 million in the second quarter of 2004 related to income tax refunds that are the subject of two lawsuits filed against us as further discussed herein.

    For the six month period ended June 30, 2004, we had other income of $1.6 million compared to other income of $1.1 million in the six month period ended June 30, 2003, a change of $0.5 million, or 42.4%. The increase is attributed primarily to approximately $0.4 million in realized losses on the disposal of marketable equity securities in the first six months of 2003 whereas no comparable realized losses were recognized in the first six months of 2004.

    Income tax expense in the first six months of 2004 was $1.7 million, an increase of $2.0 million from an income tax benefit of $0.3 million recognized in the first six months of 2003. In the fourth quarter of 2003, we recognized an income tax benefit of $2.7 million for refunds received in 2002 from amendments made to our 1998 income tax returns. The benefit was recognized after we were advised that the statute of limitations for taxing authorities to make audit adjustments to our 1998 income tax returns had expired in 2003. However, in June 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed suits against two of our subsidiaries that received the refunds and recognized the benefit, Gulf Coast Services, Inc. and Coastal Utilities, Inc. The lawsuits claim that the refunds were erroneous refunds in the amount of approximately $2.9 million. Approximately $0.9 million of these claims were paid in the first quarter of 2004 as part of a separate year income tax audit adjustment. Accordingly, we accrued the remaining $2.0 million in income tax expense and $0.4 million in interest expense during the second quarter of 2004 to recognize the remaining potential exposure under the suits. Based on discussions with our tax advisors, we believe that our position taken in the amended income tax returns was appropriate under current tax laws and we intend to review all alternatives including vigorously defending against these claims.

    Our net loss improved $2.3 million from a net loss of $6.1 million, or 6.7% of total revenues, in the first six months of 2003, to $3.8 million, or 3.9% of total revenues, in the first six months of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $14.5 million in the first six months of 2004 compared to net income of $13.1 million in the first six months of 2003, an increase of $1.4 million. For the six month periods ended June 30, 2004 and 2003, our edge-out services had net losses of $18.3 million and $19.2 million, respectively, an improvement of $0.9 million.

Second Quarter Ended June 30, 2004 compared to Second Quarter Ended June 30,
2003
----------------------------------------------------------------------------

    Total revenues for the second quarter ended June 30, 2004 were $47.8 million, an increase of $1.8 million, or 3.9%, from total revenues of $46.0 million for the second quarter ended June 30, 2003. The increase is attributable to a $2.3 million increase in revenues in the RLEC operations that was partially offset by a decrease of $0.5 million in revenues from edge-out services. For the second quarter of 2004, the RLEC operations reported revenues of $44.8 million, an increase of $2.3 million, or 5.3%, from revenues in the second quarter of 2003 of $42.5 million. The increase in revenues consists primarily of a $1.1 million increase in Internet and enhanced data revenues, a $0.9 million increase in local service revenues and a $0.6 million increase in miscellaneous telecommunications revenues. The increase in Internet and enhanced data revenues is attributed to the increase in DSL connections in the second quarter of 2004 compared to the second quarter of 2003. The increase in local service revenues is attributed primarily to an increase in network access revenues from certain non-recurring revenues from wireless settlements and other carrier access revenues and settlements for updated cost study filings. The increase in miscellaneous telecommunications service and equipment revenues is attributed largely to revenues of approximately $0.8 million from one-time construction projects. The increases in RLEC revenues were partially offset by a $0.3 million decrease in long distance revenues. Long distance revenues decreased as a result of the No Limits bundle where more customer billings reflect a flat rate charge for long distance service compared to the higher usage based billings for these customers in prior periods and a reclassification of approximately $0.1 million in private label long distance revenues to local service revenues that was made in the second quarter of 2004.

    Revenues in the edge-out services in the second quarter of 2004 were $3.0 million, a decrease of $0.5 million, or 13.4%, from revenues of $3.5 million in the second quarter of 2003. The decrease in revenues from our edge-out services is largely due to a decrease in the number of connections in service during the second quarter of 2004 compared to the same period in 2003.

    Revenues from voice services, which are comprised of local, network access and long distance services, as a percentage of total revenues, were approximately 78.7% and 81.3% for the quarters ended June 30, 2004 and 2003, respectively. The RLEC operations and the edge-out services provided approximately 93.6% and 6.4% of total revenues, respectively, in the second quarter of 2004.

    Total operating expenses decreased $1.2 million from $35.2 million, or 76.6% of total revenues in the second quarter of 2003, to $34.0 million, or 71.2% of total revenues in the second quarter of 2004. Operating expenses in the RLEC operations were approximately $28.7 million in the second quarter of 2004 compared to $28.5 million in the second quarter of 2003, an increase of $0.2 million, or 0.5%. Cost of services in the RLEC operations increased $1.9 million, or 18.3%, to $12.1 million in the second quarter of 2004 from $10.2 million in the second quarter of 2003. The increase is attributed largely to an increase of approximately $0.8 million in expenses for nonrecurring construction projects, an increase of approximately $0.3 million in expenses for DSL modems used in the RLEC operations and an increase of approximately $0.3 million in costs to terminate long distance calls primarily as a result of an increase in access minutes of use related to the No Limits package. Depreciation and amortization expense in the second quarter of 2004 decreased approximately $1.6 million when compared to the second quarter of 2003. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated. Selling, general and administrative expenses decreased approximately $0.1 million in the second quarter of 2004 compared to the second quarter of 2003. In the edge-out services, operating expenses in the second quarter of 2004 were approximately $1.4 million lower than operating expenses in the second quarter of 2003. The decrease is attributed primarily to a $0.8 million decrease in depreciation and amortization expenses and $0.6 million from nonrecurring settlements from several disputes arising out of interconnection agreements.

    Net operating income increased $3.0 million, or 28.0%, from $10.8 million in the second quarter of 2003, or 23.4% of total revenues to $13.8 million in the second quarter of 2004, or 28.8% of total revenues. Net operating income for the RLEC operations in the first quarter of 2004 was $16.1 million compared to $14.0 million in the second quarter of 2003, an increase of $2.1 million, or 15.1%. The net operating loss in the edge-out services improved $0.9 million, from a net operating loss of $3.2 million in the first quarter of 2003 to a net operating loss of $2.3 million in the second quarter of 2004.

    Interest expense was $15.1 million in both the second quarter of 2004 and the second quarter of 2003. This represented 31.6% and 32.7% of total revenues in 2004 and 2003, respectively. A decrease in interest expense as a result of a lower weighted average balance of long-term debt outstanding in the second quarter of 2004 compared to the second quarter of 2003 was offset by the $0.4 million accrual of interest expense in the second quarter of 2004 related to certain income tax refunds that are the subject of two lawsuits that were filed in June 2004.

    Other income was $0.7 million in the second quarter of 2004 compared to $0.6 million in the second quarter of 2003, an increase of $0.1 million. The increase is attributed largely to approximately $0.2 million in realized losses on the disposal of marketable equity securities in the second quarter of 2003 whereas no comparable realized losses were recognized in the second quarter of 2004.

    Income tax expense was $1.9 million in the second quarter of 2004, an increase of $1.8 million from income tax expense of $0.1 million reported in the second quarter of 2003. The increase in income tax expense is attributed to the accrual of $2.0 million in income tax expense to reverse the recognition of an income tax benefit for two refunds that are the subject of lawsuits claiming that such refunds were made erroneously.

    Net loss decreased $1.3 million from $3.8 million, or 8.2% of total revenues, in the second quarter of 2003, to $2.5 million, or 5.2% of total revenues, in the second quarter of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $6.2 million in the second quarter of 2004, an increase of $0.1 million, or 2.2%, compared to net income of $6.1 million in the second quarter of 2003. The edge-out services reported a net loss of $8.7 million in the second quarter of 2004 compared to a net loss of $9.9 million in the second quarter of 2003, an improvement of $1.2 million, or 11.5%.

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

    At June 30, 2004, we had total liquidity of $66.9 million which consists of cash and cash equivalents of $25.9 million and available borrowings on our lines of credit with the RTFC of $41.0 million. As a result of our amendment to our loan agreement with the RTFC, which is further described below, our liquidity position has been enhanced. We believe the reductions in the scheduled principal payments under the amendment provide us with additional liquidity and greater operating flexibility during the next several years.
In addition, we have remained focused on implementing and maintaining operating improvements and efficiencies in our business processes to reduce our operating expenses as well as the execution of a disciplined approach to evaluating and making capital expenditures and accordingly, our use of cash to fund our operations and facilities has been reduced.

    At June 30, 2004, we had a working capital deficit of approximately $7.8 million compared to a working capital deficit of $23.4 million at June 30, 2003. The improvement is attributed to the change in the current portion of long-term debt as a result of the amendment entered into with the RTFC in the third quarter of 2003. Under the amendment, we do not make any scheduled principal payments to the RTFC until the third quarter of 2004. Therefore, our current portion of long-term debt was $9.4 million at June 30, 2004 compared to $28.7 million at June 30, 2003, a change of $19.3 million. Under the terms of the amendment, our scheduled principal payments through 2010 are significantly less than under our previous agreement. As discussed below, we may be required to make annual mandatory prepayments equivalent to any excess cash flow as defined in the amendment in addition to our scheduled principal payments. These mandatory payments for excess cash flow will begin in 2005 and will be based on our RLECs 2004 financial results. We are uncertain what mandatory prepayments will have to be made, if any, at this time.

     Operating Activities. For the six months ended June 30, 2004 and 2003, we generated cash from operating activities of $19.0 million and $18.0 million, respectively.

     Investing Activities. For the six months ended June 30, 2004, net cash used for investing activities was $6.9 million and consisted of $8.3 million in cash used for the purchase of telephone plant and equipment partially offset by cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $1.4 million. For the six months ended June 30, 2003, net cash used in investing activities was $0.5 million and consisted primarily of $4.0 million used for the purchase of telephone plant and equipment partially offset by $2.0 million in cash received from the redemption of subordinated capital certificates by the RTFC and $1.4 million from changes in other assets.

     Financing Activities. For the six months ended June 30, 2004, net cash used for financing activities included $12.3 million used to retire long-term debt and $2.1 million for the repurchase of a portion of our 131/4% senior notes in the open market. For the six months ended June 30, 2003, net cash used in financing activities included $13.6 million used for repayment of long-term debt and $1.0 million for the partial redemption of a minority interest in CCI.

Long-Term Debt and Revolving Credit Facilities

    We or our subsidiaries have outstanding term and revolving credit facilities totaling $426.6 million with the RTFC, which were entered into in connection with our four RLEC acquisitions. In addition, we have outstanding $198.0 million in 131/4% senior notes that are due in March 2010 and a $0.4 million miscellaneous note payable. In January 2004, a $2.3 million mortgage note payable entered into at the time of the Coastal Communications acquisition, and secured by land and buildings used in those operations, was repaid in full.

RTFC Debt Facilities
--------------------
    Our subsidiary, MRLTDF, is the borrower under a loan agreement with the RTFC. MRLTDF is the holding company for three of our RLECs: Mebtel, GCSI and CCI. Each of these RLECs and GRH, has provided a guaranty to the RTFC and its operating assets and revenues are subject to a first mortgage lien in favor of the RTFC.

    As of June 30, 2004, MRLTDF had approximately $426.6 million in term loans outstanding with the RTFC. Of this amount, $414.9 million in term loans bear fixed interest rates that range between 5.65% and 9.05%, with a weighted average rate approximating 7.7%. The fixed interest rates expire at various times, beginning in October 2004 through August 2006, depending on the terms of the note. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. The remaining $11.7 million term loan has a variable interest rate of 5.35% at June 30, 2004.

    In July 2003, MRLTDF executed an amendment to its loan agreement with the RTFC which, among other things, created greater operating flexibility through an increase in our available liquidity. Under the terms of the amendment, our loan agreement was extended to November 2016. The amendment also provided us with a reduction in scheduled principal payments through 2010. Quarterly principal payments through 2010 are approximately $2.3 million with the first scheduled principal payment occurring in the third quarter of 2004. Beginning in 2011, scheduled principal payments increase, ranging from $8.9 million to $17.5 million per quarter through the end of 2016. We also may be required to make annual prepayments of principal based on our financial results. Annually, beginning in 2005, we will calculate excess cash flow as defined in the amendment using the preceding year's financial results. If the calculation indicates excess cash flow, we will make a mandatory prepayment equivalent to the amount calculated as excess cash flow to reduce the principal outstanding to the RTFC. The payment will be required to be made in the second quarter of the year in which the calculation is made.

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

    In addition, certain covenants were added or revised under the amendment and we will continue to test our compliance with the financial ratios as defined in the amendment on an annual basis. Included in our covenants, among others, are requirements that we obtain RTFC approval of a forward-looking, three-year capital expenditure budget on an annual basis and obtain RTFC consent before completing any acquisitions or disposals of local exchanges. Our covenants regarding payment of dividends by MRLTDF and GRH remained substantially the same as under the existing agreement. In addition, the amendment allows us to repurchase our 131/4% senior notes without RTFC consent in amounts not to exceed $2.0 million per quarter and $6.0 million per year.

    Prior to the amendment, the loan facilities were secured by a first mortgage lien on substantially all of the operating assets and revenues of the RLECs. In addition, substantially all of the outstanding equity interests of the RLECs were pledged in support of the facilities. As part of the amendment, the RTFC was additionally granted a first mortgage lien on the assets of MRH, MLDS and MRLDS, and the equity interests in those entities were pledged in support of the loan facilities thereby providing the RTFC with a first lien security interest in all of the assets and revenues and substantially all of the equity interests of the RLECs. In addition, as provided for in the amendment, in the event that the senior notes are retired, we will grant the RTFC a first mortgage lien on the operating assets and revenues of Madison River Communications, LLC.

    As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates ("SCCs") that represent ownership interests in the RTFC equal to 10% of the amount borrowed. The RTFC financed the purchase of the SCCs by increasing the balance advanced for a loan by an amount equal to the SCCs purchased.

    At June 30, 2004, we owned $42.7 million in SCCs. The SCCs are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. Therefore, in the first quarter of 2004, based on principal payments of $13.5 million made to the RTFC in 2003, we received approximately $1.4 million in cash for SCCs that were eligible to be redeemed. In March 2003, the RTFC redeemed approximately $2.0 million of our SCCs for cash. As we have made no principal payments yet in 2004 to the RTFC, we currently have no SCCs that are eligible for redemption in 2005.

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

    In addition to the term loans, we also have two secured revolving lines of credit with the RTFC. One line of credit is a $31.0 million facility at MRLTDF and has no annual paydown provisions. This line of credit expires in March 2005 and bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 5.3% at June 30, 2004. During the first quarter of 2004, we repaid the $10.0 million we had advanced against this line of credit at December 31, 2003. The entire $31.0 million is fully available to be drawn. The second line of credit is a $10.0 million facility that is available to Coastal Utilities, Inc. for general corporate purposes and expires in March 2005. Under the terms of this line of credit facility, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. This line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points. This line of credit was initially unsecured. Under the terms of the amendment executed in July 2003, we agreed to provide the RTFC with a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit which we completed in

April 2004. We intend to negotiate the extension of these lines of credit with the RTFC during 2004.

    As discussed above, the terms of the RTFC loan agreement, as amended, contain various financial and administrative covenants including ratios that are tested on an annual basis. The ratios are tested against the combined financial results of MRLTDF and its subsidiaries, as well as GRH, MRLDS and MLDS. In addition, among other things, these combined entities are restricted in their ability to: (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) limited in their ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, as amended, any cash generated by MRLTDF and its subsidiaries, GRH, MRLDS or MLDS and any amounts available under the line of credit facilities discussed above may only be available to those entities and not to us or our other subsidiaries to fund our obligations. At June 30, 2004, MRLTDF was in compliance with the terms of its loan agreement, as amended, with the RTFC.

Senior Notes
------------
    Madison River Capital is the issuer of $200.0 million in publicly traded 131/4% senior notes outstanding that are due in March 2010. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the SEC and are subject to the terms and conditions of an indenture. In June 2004, as permitted under the terms of the amendment to its loan agreement with the RTFC, MRLTDF acquired $2.0 million in outstanding senior notes for approximately $2.1 million. The senior notes, which are held by MRLTDF, are considered to be retired and the Company recognized approximately $0.2 million as a loss from the extinguishment of long-term debt in the second quarter of 2004. At June 30, 2004, the senior notes had a carrying value of $196.1 million, which is net of a $1.9 million unamortized discount.

    Under the terms of the indenture, Madison River Capital and its restricted subsidiaries must comply with certain financial and administrative covenants. Among other things, Madison River Capital and its restricted subsidiaries are limited in their ability to: (i) incur additional indebtedness, (ii) pay dividends or make other distributions to Madison River Telephone or others holding an equity interest in a restricted subsidiary,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (vii) enter into transactions with affiliates. At June 30, 2004, Madison River Capital was in compliance with the terms of its senior notes indenture.

Other Long-Term Debt
--------------------
    Our other indebtedness consists of a miscellaneous note payable of $0.4 million that bears interest at 8.0% and is due on demand. The principal amount and unpaid interest are due in October 2011. The note is unsecured and, at any time prior to the payment of the entire principal amount, the holder may convert all unpaid principal and accrued interest into Class A members' equity of MRTC.

Capital Requirements

    Our working capital needs, including our working capital deficit, our debt service requirements and our capital expenditures are funded from our cash flow from operations and our existing liquidity on-hand, including our fully available lines of credit with the RTFC. In the near term, we expect that our primary uses of cash will include:

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

    As discussed above, our amendment to our loan agreement with the RTFC has significantly lowered our scheduled principal payments to the RTFC through 2010, thereby reducing the capital required to service our financing and increasing our liquidity.

    We currently estimate that cash required to fund capital expenditures in 2004 will be approximately $13.0 million. For the first six months ended June 30, 2004, our capital expenditures were approximately $8.3 million and for the year ended December 31, 2003, our capital expenditures were approximately $12.2 million. Our use of cash for capital expenditures in 2003 and 2002 was significantly less than we have incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital additions during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. We anticipate that a large portion of our capital expenditures in 2004 will be directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. During 2004, the demand for use of capital in the expansion of our telephone plant and network facilities will be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We are continuing to assess the potential benefits of adding video services to the suite of products we offer to our customers. Since we are early in the planning process, at this time we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers. Depending on the outcome of this process, we may see an increase in our capital expenditures in future periods to support the delivery of this service to our customers.

    As part of the consideration paid in the Coastal Communications, Inc. ("CCI") acquisition in March 2000, we issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI. In 2002, MRTC, our parent, completed an agreement with these former shareholders that, among other things, modified certain provisions of the shareholders agreement. Under the terms of the agreement, the former shareholders exchanged certain of their equity interests in CCI for equity in MRTC and a note payable from MRTC. Under the terms of the note payable, as amended, the first payment of principal and accrued interest is due on December 31, 2004 in the amount of $4.3 million. MRTC is a holding company with no business operations of its own and its only significant asset is its equity interest in us. Therefore, its only sources of cash to pay this obligation will be a cash distribution from us, which may not be allowed under the terms of the indenture governing our senior notes, through a borrowing or an infusion of capital. The current equity holders of MRTC are not obligated to provide MRTC with additional capital and the former shareholders of CCI have not agreed to any new modifications to the terms of the note payable at this time.

    In addition, CCI redeemed 30 shares of Series A stock in CCI retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI's amended shareholders agreement, the former shareholders have the right to require CCI to redeem their remaining 120 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Accordingly, the former shareholders put 30 shares of Series A stock to CCI in July 2004 and CCI redeemed the shares for approximately $1.0 million shortly thereafter. After the redemption in July 2004, the former shareholders continue to hold 90 shares of Series A stock with the next available put right for 30 shares occurring in August 2005.

    During 2002, after consultation with our tax advisors, we amended certain prior year income tax returns that resulted in refunds to the Company of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service, as part of an audit, verbally notified us that our position taken in the amended tax returns would be disallowed and in the fourth quarter, we received formal notice of such action by the IRS. The refunds impacted by this IRS notification totaled approximately $5.1 million and these amounts continue to be included in our deferred income tax liabilities. Based on discussions with our tax advisors, we believe that our position is appropriate under current tax laws and we intend to vigorously defend the position taken in our amended income tax returns. We continue to accrue interest expense of approximately $0.1 million quarterly related to these refunds until the issue is resolved. At this time, we cannot assure you that we will prevail in our defense of our position taken in the amended income tax returns and we are uncertain as to the amount of time it will take to resolve. If we are not successful, we may be required to repay the amounts received as refunds plus accrued interest. We believe this matter may take up to two years to resolve.

    The remaining $2.7 million in refunds for 1998 amended income tax returns, which were not included in the IRS notification and for which we were advised the statute of limitations for audit adjustments had expired, were recognized as an income tax benefit in the fourth quarter of 2003. However, in June 2004, the Department of Justice filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that these were erroneous refunds of income taxes that our subsidiaries received which the United States of America is entitled to have returned. The amount of erroneous refunds being sought in the lawsuits total approximately $2.9 million. In the first quarter of 2004, as the result of certain income tax audit adjustments made related to the examination of a separate year, we paid approximately $0.9 million of these claims. Accordingly, to recognize our potential exposure under the lawsuits, we accrued the remaining $2.0 million as deferred income taxes payable during the second quarter of 2004. We also recognized $0.4 million in interest expense on these refunds. Based on discussions with our tax advisors, we believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to review all alternatives including vigorously defending against these claims. However, if we are not successful, we may be required to repay the amounts received as refunds plus the accrued interest and plaintiff's costs.

    Under the terms of MRTC's Operating Agreement, at any time on or after January 16, 2006, certain of our members may require MRTC to purchase all of their member units at an amount equal to the fair market value of the units. If permitted under the terms of our senior note indenture, we may be required to fund this obligation of our parent company.

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

    Our long-term secured debt facilities with the RTFC mature in 2016. As of June 30, 2004, we had fixed rate secured debt with the RTFC of $414.9 million at a weighted average rate of 7.7%. The fixed rates on the term loans expire beginning October 2004 through August 2006. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. In addition, we have a miscellaneous note for $0.4 million bearing an 8.0% fixed interest rate. Our senior notes have a stated fixed rate of 13.25%. In addition to our fixed rate facilities, we have an $11.7 million term loan with the RTFC that bears variable interest at 5.35% at June 30, 2004. A one percent change in the underlying interest rates for the variable rate debt would have an immaterial impact of less than $117,000 per year on interest expense. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our fixed rates are in place.


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

                                    Part II

Item 1.  LEGAL PROCEEDINGS

    On May 7, 2004, a lawsuit was filed in the United States District Court for the Southern District of Alabama that named as defendants our subsidiaries, Gulf Telephone Company and Gulf Coast Services, Inc., our parent, Madison River Telephone Company, LLC, and certain of our officers and directors among others including former directors and officers and other third party plan administrators and advisors to the Gulf Telephone Company Employee Stock Ownership Plan. The suit, entitled David Eslava, et. al. vs. Gulf Telephone Company, et. al. Civil Action No. 04-297-MJ-B, alleges certain ERISA violations. In conjunction with the acquisition of Gulf Telephone Company in September 1999, an escrow fund was established and continues to remain in effect to provide support in part for lawsuits such as this. We have engaged legal counsel and we intend to vigorously defend against all such claims. On June 30, 2004, we replied to the complaint and on July 25, 2004, we filed a Motion for Summary Judgment on the majority of the claims.

  In June 2004, the Department of Justice for the United States of America filed lawsuits against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc. In each lawsuit, the Department of Justice claimed that our subsidiary received an erroneous refund of income taxes and related interest to which the United States of America is entitled to have returned. The amount being sought in the lawsuits totals approximately $3.5 million of which $2.9 million is erroneous income tax refunds and $0.6 million is related interest expense. Approximately $0.9 million of these erroneous refund claims were paid in the first quarter of 2004 as part of a separate year income tax audit adjustment. Therefore, we have responded to the lawsuits accordingly and believe the claims to be approximately $2.0 million for erroneous income tax refunds plus related interest which we estimate to be $0.4 million. Based on discussions with our tax advisors, we believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to review all alternatives including vigorously defending against these claims.

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

       On April 14, 2004, we filed a Current Report on Form 8-K containing a presentation made on April 14, 2004 by Paul H. Sunu, Chief Financial Officer of Madison River Capital, LLC, at the Wachovia Securities Fixed Income Media & Communications Conference in New York, New York.

       On May 5, 2004, we filed a Current Report on Form 8-K containing a press release announcing our financial and operating results for the first quarter ended March 31, 2004.

       On May 19, 2004, we filed a Current Report on Form 8-K containing a presentation made on May 19, 2004 by Paul H. Sunu, Chief Financial Officer of Madison River Capital, LLC, at the Bear Stearns 13th Annual Global Credit Conference in New York, New York.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MADISON RIVER CAPITAL, LLC

Date:  August 16, 2004            /s/  PAUL H. SUNU
                                  -----------------------------------
                                  Name:  Paul H. Sunu
                                  Title:  Managing Director, Chief Financial
                                            Officer and Secretary

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