Form 10-Q
period 2004-09-30
MADISON RIVER CAPITAL LLC
filed 2004-11-15
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004
                                      ------------------

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

As of November 9, 2004, the Registrant had 211,583,892 Class A member interests outstanding. All member interests are owned by Madison River Telephone Company, LLC.
=============================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - September 30, 2004 (Unaudited)
            and December 31, 2003............................................................1
          Condensed Consolidated Statements of Operations and Comprehensive Income
            (Loss) (Unaudited) - Three and Nine Months Ended September 30, 2004 and 2003.....2
          Condensed Consolidated Statement of Member's Capital (Unaudited) - Nine
            Months Ended September 30, 2004..................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
            Months Ended September 30, 2004 and 2003.........................................4
          Notes to Condensed Consolidated Financial Statements (Unaudited)...................5

Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................13
Item  3.  Quantitative and Qualitative Disclosures About Market Risk........................27
Item  4.  Controls and Procedures...........................................................28



Part II - Other Information

Item  1.  Legal Proceedings................................................................28
Item  6.  Exhibits and Reports on Form 8-K.................................................29
Signature..................................................................................29

                                    Part I

ITEM 1 - FINANCIAL STATEMENTS

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  September 30, 2004     December 31, 2003
                                                                  ------------------     -----------------
Assets                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                         $   22,653              $   28,143
  Accounts receivable, less allowance for uncollectible accounts
    of $1,462 and $1,181 in 2004 and 2003, respectively                 10,771                  11,339
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,387 and $2,617
    in 2004 and 2003, respectively                                       6,380                   5,190
  Rural Telephone Finance Cooperative stock to be redeemed                 234                   1,354
  Rural Telephone Finance Cooperative patronage capital receivable       1,800                   2,976
  Other current assets                                                   3,716                   3,873
                                                                     ---------               ---------
    Total current assets                                                45,554                  52,875
                                                                     ---------               ---------

Telephone plant and equipment                                          482,523                 472,262
Less accumulated depreciation and amortization                        (181,924)               (150,727)
                                                                     ---------               ---------
  Telephone plant and equipment, net                                   300,599                 321,535
                                                                     ---------               ---------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                    42,425                  42,659
  Goodwill                                                             366,332                 366,332
  Other assets                                                          22,983                  23,741
                                                                     ---------               ---------
    Total other assets                                                 431,740                 432,732
                                                                     ---------               ---------

     Total assets                                                   $  777,893              $  807,142
                                                                     =========               =========

Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                             $   34,486              $   39,898
  Other current liabilities                                              7,350                   6,174
  Current portion of long-term debt                                      9,385                   6,996
                                                                     ---------               ---------
    Total current liabilities                                           51,221                  53,068
                                                                     ---------               ---------

Noncurrent liabilities:
  Long-term debt                                                       611,369                 630,217
  Deferred income taxes                                                 39,823                  45,481
  Other liabilities                                                     38,564                  38,888
                                                                     ---------               ---------
    Total noncurrent liabilities                                       689,756                 714,586
                                                                     ---------               ---------

    Total liabilities                                                  740,977                 767,654

Member's capital:
  Member's interest                                                    251,284                 251,284
  Accumulated deficit                                                 (210,880)               (208,308)
  Accumulated other comprehensive loss                                  (3,488)                 (3,488)
                                                                     ---------               ---------
    Total member's capital                                              36,916                  39,488
                                                                     ---------               ---------

    Total liabilities and member's capital                          $  777,893              $  807,142
                                                                     =========               =========


             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                        and Comprehensive Income (Loss)
                            (Dollars in thousands)
                                  (Unaudited)

                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                         --------------------------------    -------------------------------
                                             2004              2003               2004            2003
                                             ----              ----               ----            ----
Operating revenues:
  Local services                            $  34,347         $  31,171          $   99,014      $   93,152
  Long distance services                        3,783             4,161              11,299          12,035
  Internet and enhanced data services           5,361             4,159              15,146          11,842
  Edge-out services                             2,883             3,454               9,084          10,599
  Miscellaneous telecommunications
   services and equipment                       4,113             3,487              12,327           9,974
                                             --------           -------           ---------       ---------
    Total operating revenues                   50,487            46,432             146,870         137,602
                                             --------           -------           ---------       ---------

Operating expenses:
  Cost of services                             16,176            12,970              43,038          36,303
  Depreciation and amortization                10,173            13,869              32,989          39,359
  Selling, general and administrative
    expenses                                   10,257             9,897              30,313          29,022
  Restructuring                                  -                 (468)               -               (468)
                                             --------           -------           ---------       ---------
    Total operating expenses                   36,606            36,268             106,340         104,216
                                             --------           -------           ---------       ---------

Net operating income                           13,881            10,164              40,530          33,386

Interest expense                              (14,971)          (16,384)            (45,258)        (47,119)
Other income (expense):
  Realized gains (losses) on marketable
    equity securities                            -                   25                -               (353)
  Other income, net                               779               912               2,371           2,409
                                             --------           -------           ---------       ---------

Loss before income taxes                         (311)           (5,283)             (2,357)        (11,677)

Income tax benefit (expense)                    1,513              (392)               (215)           (123)
                                             --------           -------           ---------       ---------

Net income (loss)                               1,202            (5,675)             (2,572)        (11,800)

Other comprehensive income (loss):
  Unrealized gains (losses) on
    marketable equity securities                 -                   25                -               (198)
  Reclassification adjustment for realized
    (gains) losses included in net loss          -                  (25)               -                353
                                             --------           -------           ---------       ---------
      Other comprehensive income (loss)          -                 -                   -                155
                                             --------           -------           ---------       ---------

Comprehensive income (loss)                 $   1,202          $ (5,675)         $   (2,572)     $  (11,645)
                                             ========           =======           =========       =========



             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit     Income (Loss)     Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2003                       $  251,284     $  (208,308)    $   (3,488)   $  39,488
   Net loss (unaudited)                                  -             (2,572)          -          (2,572)
                                                    ---------      ----------      ---------     --------
Balance at September 30, 2004 (unaudited)          $  251,284     $  (210,880)    $   (3,488)   $  36,916
                                                    =========      ==========      =========     ========




             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            2004               2003
                                                                        ------------       ------------
Operating activities
Net cash provided by operating activities                                $    21,386        $    24,345
                                                                          ----------         ----------

Investing activities
Purchases of telephone plant and equipment                                   (11,661)            (6,309)
Redemption of Rural Telephone Finance Cooperative stock, net                   1,354              2,039
Change in other assets                                                         1,221              1,571
                                                                          ----------         ----------
Net cash used for investing activities                                        (9,086)            (2,699)
                                                                          ----------         ----------

Financing activities
Redemption of minority interest                                               (1,000)            (1,000)
Repurchase of outstanding 131/4% senior notes                                 (2,140)              -
Payments on long-term debt                                                   (14,650)           (13,557)
                                                                          ----------         ----------
Net cash used for financing activities                                       (17,790)           (14,557)
                                                                          ----------         ----------

Net (decrease) increase in cash and cash equivalents                          (5,490)             7,089

Cash and cash equivalents at beginning of year                                28,143             19,954
                                                                          ----------         ----------

Cash and cash equivalents at end of nine month period                    $    22,653        $    27,043
                                                                          ==========         ==========





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

    The primary purpose for which the Company was founded was the acquisition, integration and operation of rural local exchange telephone companies ("RLECs"). Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served 221,024 voice access and DSL connections as of September 30, 2004.

    The Company's RLECs manage and operate an edge-out competitive local exchange carrier ("CLEC") business serving business customers primarily in markets in North Carolina, Illinois and Louisiana. Through its CLEC operations, the Company also provides fiber transport services to other businesses, primarily in the southeastern United States. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At September 30, 2004, the EOS operations served 13,180 voice access and high speed data connections.


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

    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2003. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004. The amounts presented in the condensed consolidated balance sheet as of December 31, 2003 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

3.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:

                                            June 30,       December 31,
                                             2004              2003
                                           ---------       ------------
                                                (in thousands)
    Land, buildings and general equipment   $    54,351     $    53,652
    Central office equipment                    163,177         157,572
    Poles, wires, cables and conduit            234,222         230,772
    Leasehold improvements                        2,541           2,533
    Software                                     18,698          18,600
    Construction-in-process                       9,534           9,133
                                             ----------      ----------
      Total telephone plant and equipment   $   482,523     $   472,262
                                             ==========      ==========


4.  RESTRUCTURING CHARGE

    In the fourth quarter of 2001, MRC recorded a $2.8 million restructuring charge associated with the subsidiary's decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with Emerging Issues Task Force Abstract 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The amounts recorded consist primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, redundant network operations centers and future switching facilities, net of any estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities and legal related expenses. As of September 30, 2004, the following amounts were recorded related to this restructuring charge:

                                Balance at          2004           Balance at
                             December 31, 2003    payments     September 30, 2004
                             -----------------  -------------  ------------------
                                                 (in thousands)
   Future lease obligations       $    542         $   128          $    414
   Legal related expenses               31              -                 31
                                    ------           -----            ------
                                  $    573         $   128          $    445
                                    ======           =====            ======

    In the third quarter of 2002, in completing the development of the EOS as a true edge-out CLEC operation, the Company realigned the management of the EOS's operating regions in North Carolina, Illinois and Louisiana under the Company's RLECs in those respective regions. Correspondingly, the Company recognized a restructuring charge of $2.8 million related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. The charge was recognized in accordance with EITF 94-3. The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities that were no longer used, net of estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, expenses associated with the elimination of thirty employees and related expenses. As of September 30, 2004, the following amounts were recorded related to this restructuring charge:

                                Balance at          2004           Balance at
                             December 31, 2003    payments     September 30, 2004
                             -----------------  -------------  ------------------
                                                 (in thousands)
   Future lease obligations       $    271         $    77          $    194
                                    ======          ======            ======

    The remaining liability for both restructuring charges as of September 30, 2004 is recorded as $0.3 million in accrued expenses and $0.3 million in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

5.  LONG-TERM DEBT AND LINES OF CREDIT

    Long-term debt and lines of credit outstanding consist of the following at:

                                                                             September 30,    December 31,
                                                                                 2004             2003
                                                                             -------------    ------------
                                                                                     (in thousands)
First mortgage notes collateralized by substantially all RLEC assets:
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (6.3% at September 30, 2004).                                   $   11,615       $   11,680
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                    5,891            5,924
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                      946              951
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 6.95%
     (rate expires November 2004).                                                101,923          102,486
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                    5,527            5,557
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                   67,014           67,384
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                    3,524            3,544
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 9.05%
     (rate expires October 2004*).                                                121,391          122,063
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
     (rate expires August 2006).                                                    7,735            7,778
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 9.0%
     (rate expires April 2005).                                                    98,680           99,226
  RTFC secured line of credit loan, maturing March 2005 with interest payments
    due quarterly at the RTFC's line of credit base rate plus 0.5%.                  -              10,000
Mortgage note payable due in January 2004, interest at a fixed rate of 8.0%,
  secured by land and building.                                                      -               2,303
Unsecured 13 1/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount
  of $1,885 and $2,076, respectively.                                             196,115          197,924
Convertible note payable to related party                                             393              393
                                                                                ---------        ---------
                                                                                  620,754          637,213
Less current portion                                                                9,385            6,996
                                                                                ---------        ---------
                                                                               $  611,369       $  630,217
                                                                                =========        =========

* Fixed interest rate expired on October 7, 2004, note currently bears interest at RTFC variable rate plus a 1.0% interest rate adder, or 6.3%.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The loan facilities provided by the RTFC are primarily with MRLTDF.
Under the terms of MRLTDF's agreement with the RTFC, quarterly principal payments through 2010 are $2.3 million. Beginning in 2011, scheduled principal payments increase, ranging from $8.9 million to $17.5 million per quarter, through the end of 2016. Annually, beginning in 2005, the Company will be required to calculate excess cash flow, as defined in the loan agreement, for the RLECs using the preceding year's financial results. If the calculation indicates excess cash flow, the Company will be required to make a mandatory prepayment of principal to the RTFC equivalent to the amount of excess cash flow. Mandatory prepayments, if any, will be made in the second quarter of the year in which the calculation is made.

    Interest rates on outstanding term loans are based on the prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as the Total Leverage Ratio, as defined in the loan agreement, decreases.

    The RTFC loan agreement contains certain financial ratios that are tested on an annual basis and other administrative covenants. The financial ratios are based on the combined financial results of MRLTDF and its subsidiaries, GRH, MRLDS and MLDS. Certain of the administrative covenants restrict, among other things, the ability of these combined entities to (i) declare or pay dividends to their respective parents under specified circumstances, (ii) make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. In addition, the administrative covenants require that the RTFC approve a three-year rolling capital expenditure budget and give its consent to any acquisitions or disposals of local exchange assets. Finally, MRLTDF and MRH have the ability to acquire the Company's senior notes in an amount up to $2.0 million in one quarter and up to $6.0 million in one year. At September 30, 2004, the Company was in compliance with the terms and conditions of the loan agreement.

    The loan facilities are secured by a first mortgage lien on the operating assets and revenues of GRH, MRH, MLDS, MRLDS and MRLTDF and its subsidiaries consisting of Mebtel, GCSI, CCI and MRM. In addition, substantially all of the outstanding equity interests of these entities have been pledged in support of the loan facilities. Therefore, the RTFC holds a first lien security interest in all of the assets, revenues and substantially all of the equity interests of the RLECs. In addition, in the event that the senior notes are retired, the Company will grant the RTFC a first mortgage lien on the operating assets and revenues of MRC.

    MRLTDF has an undrawn $31.0 million secured revolving line of credit with the RTFC that is fully available. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum. At December 31, 2003, MRLTDF had drawn down $10.0 million under this line of credit. This outstanding balance was repaid during the first quarter of 2004.

    The Company also has an undrawn $10.0 million line of credit that is fully available to Coastal Utilities, Inc., a subsidiary of CCI. This line of credit contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum. Effective April 30, 2004, MRLTDF granted the RTFC a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit.

    Each of the above lines of credit expire in March 2005. The Company has been notified by the RTFC that a new secured line of credit in the amount of $41.0 million for a term of five years has been approved for MRLTDF. This new line of credit will replace the two existing lines of credit and is subject to satisfactory completion of documentation for the new agreement and all conditions precedent to closing being satisfied.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The Company has outstanding 131/4% senior notes that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. In June 2004, as permitted under the terms of the loan agreement with the RTFC, MRLTDF acquired $2.0 million in outstanding senior notes for approximately $2.1 million. The senior notes, which are held by MRLTDF, are considered to be retired and the Company recognized approximately $0.2 million as a loss from the extinguishment of long-term debt in the second quarter of 2004, which is reflected as other expense in the accompanying condensed financial statements.

    Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments,
(v) create certain liens or use assets as security in other transactions,
(vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At September 30, 2004, the Company was in compliance with the terms of its indenture.

    The Company had a note payable to the former shareholders of Coastal Utilities that was secured by land and buildings used in Coastal Utilities operations. The note bore interest at 8.0% and was fully repaid in January 2004.

    The Company has a convertible note payable to a member of MRTC with an outstanding principal balance of $0.4 million as of September 30, 2004. The note payable accrues interest at 8.0% per annum. The principal amount and unpaid interest are due in October 2011. The note is unsecured and, at any time prior to the payment of the entire principal amount, the holder may convert all unpaid principal and accrued interest into Class A equity of MRTC.


6.  BENEFIT PLANS

    The Company's net periodic benefit costs for the pension plan for the third quarter and nine months ended September 30, 2004 and 2003 are as follows:

                                         Third quarter ended                  Nine months ended
                                    ------------------------------      ------------------------------
                                    September 30,    September 30,      September 30,    September 30,
                                         2004             2003               2004             2003
                                    -------------    -------------      -------------    -------------
                                                              (in thousands)
  Service cost                        $    98          $   105            $   294          $   315
  Interest cost                           187              172                560              517
  Expected return on plan assets         (190)            (148)              (569)            (445)
  Amortization of net loss (gain)          79               23                238               71
                                       ------           ------             ------           ------
  Total net periodic benefit cost     $   174          $   152            $   523          $   458
                                       ======           ======             ======           ======


    The Company's net periodic benefit costs for the postretirement benefit plans for the third quarter and nine months ended September 30, 2004 and 2003 are as follows:

                                         Third quarter ended                  Nine months ended
                                    ------------------------------      ------------------------------
                                    September 30,    September 30,      September 30,    September 30,
                                         2004             2003               2004             2003
                                    -------------    -------------      -------------    -------------
                                                              (in thousands)
  Service cost                        $    15          $    10            $    41          $    28
  Interest cost                            27               24                 80               73
  Amortization of net loss (gain)         (78)             (25)              (151)            (103)
  Amortization of prior service cost      (22)              (9)               (64)             (57)
                                       ------           ------             ------           ------
  Total net periodic benefit cost     $   (58)         $    -             $   (94)         $   (59)
                                       ======           ======             ======           ======

    The Company expects to contribute approximately $2.1 million to its pension plan in 2004. The Company made contributions of $1.6 million in the first nine months of 2004.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

6.  BENEFIT PLANS, Continued

    During the first quarter of 2003, the Company notified its employees who are not members of bargaining units that the accrual of benefits in the non-contributory, defined benefit pension plan, sponsored by MRTC, in which the employees participated was frozen effective February 28, 2003. As a result of this action, Statement of Financial Accounting Standards No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million was recognized as a reduction of pension expenses in the first quarter of 2003 and $0.1 million as a reduction of capital expenditures. The impact of the gain was allocated between the Company and its subsidiaries, who also participate in the plan. Although the accrual of benefits in the pension plan is frozen, the Company has a continuing obligation to fund the plan and will continue to recognize an annual net periodic pension expense while the plan is still in existence.


7.  INCOME TAXES

    The Company and its wholly-owned subsidiaries, MRC, GRH and MRM, are limited liability corporations and are treated as partnerships for federal and state income tax purposes. Accordingly, income, losses and credits are passed through directly to the members of these partnerships. Effective November 29, 2003, MRM converted from a C corporation to a limited liability corporation for income tax purposes.

    MRH, a wholly-owned subsidiary of the Company, is the holding company for the Company's taxable C corporations that include, MRLTDF, Mebtel, GCSI and its subsidiaries, CCI and its subsidiaries, MLDS and MRLDS. Income taxes for the C corporations are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

    During the fourth quarter of 2003, the Company recognized an income tax benefit of $2.7 million for refunds received in 2002 from amendments to its 1998 income tax returns. The benefit was recognized after the Company was advised that the statute of limitations for taxing authorities to make audit adjustments to the 1998 income tax returns had expired during 2003. However, in June 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed lawsuits against two of the Company's subsidiaries, GCSI and Coastal Utilities, Inc., that received the refunds from the amended 1998 returns and subsequently recognized the benefit. The lawsuits claim that the refunds were erroneous refunds and demand repayment in the amount of approximately $2.9 million for income tax refunds plus related interest expense. Approximately $0.9 million of this claim was paid in the first quarter of 2004 as part of a separate year income tax audit adjustment. Accordingly, the Company accrued the remaining $2.0 million in income tax expense and also accrued $0.4 million in related interest expense during the second quarter of 2004 to recognize the remaining potential exposure under the lawsuits. The Company continues to accrue interest quarterly related to this exposure. Based on discussions with its tax advisors, the Company believes that its position taken in the amended income tax returns was appropriate under current tax laws and the Company intends to vigorously defend against these claims.

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

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

9.  SEGMENT INFORMATION

    The Company offers a variety of telecommunications services to business and residential customers including local and long distance voice, high speed data, Internet access and fiber transport. In accordance with the requirements of Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), the Company's operations are classified into two reportable business segments. The first segment consists of the Company's four RLECs that provide regulated and nonregulated telecommunication services in their franchised territories. The second segment consists of the EOS operations that are in close proximity to the RLEC territories and are managed and operated as a line of business of the RLECs. Although both segments provide similar types of telecommunication services, are operated and managed by common management teams and share common resources, certain differences exist in the businesses of the RLECs and the EOS that the Company has evaluated to indicate two segments. Included in these differences between the RLECs and the EOS are: (i) the extent to which each segment's operations are regulated,
(ii) different approaches in the way each segment markets its services, (iii) positions within their respective markets and therefore how they price their services and (iv) composition of each segment's customer base. In addition, each segment's financial and operating results are evaluated separately by the chief operating decision maker of the Company. Periodically, the Company will analyze these factors, among others, to determine the appropriate reportable business segments required under SFAS 131.

    The Company's two reportable segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States. The following tables summarize the revenues and net operating income for each segment for the three and nine month periods ended September 30, 2004 and 2003:

                                       Three Month Period Ended           Nine Month Period Ended
                                     -----------------------------     -----------------------------
                                     September 30,   September 30,     September 30,   September 30,
                                          2004            2003              2004            2003
                                     -------------   -------------     -------------   -------------
                                                              (in thousands)
     Total revenues
       RLEC operations                 $  48,347       $  43,698         $ 139,986       $ 129,289
       EOS                                 2,920           3,486             9,186          10,819
                                        --------        --------          --------        --------
                                          51,267          47,184           149,172         140,108
     Less intersegment revenues             (780)           (752)           (2,302)         (2,506)
                                        --------        --------          --------        --------
       Total reported revenues         $  50,487       $  46,432         $ 146,870       $ 137,602
                                        ========        ========          ========        ========

     Net operating income (loss):
       RLEC operations                 $  16,445       $  13,279         $  48,228       $  42,256
       EOS                                (2,564)         (3,115)           (7,698)         (8,870)
                                        --------        --------          --------        --------
       Total reported net operating
         income                        $  13,881       $  10,164         $  40,530       $  33,386
                                        ========        ========          ========        ========


    At September 30, 2004 and December 31, 2003, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                      September 30,         December 31,
                                          2004                  2003
                                      -------------         ------------
                                                (in thousands)
        Total assets:
          RLEC operations             $    834,010          $    868,472
          EOS                              434,483               432,326
                                       -----------           -----------
                                         1,268,493             1,300,798
          Less intersegment assets        (490,600)             (493,656)
                                       -----------           -----------
          Total reported assets       $    777,893          $    807,142
                                       ===========           ===========

                                      11

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

10.  OTHER CHARGES

    The Company's rural local exchange company located in Foley, Alabama provides service to the Gulf Coast area of Alabama from the western border of the Florida panhandle to the East side of Mobile Bay, including the coastal communities of Gulf Shores, Orange Beach and Fort Morgan where a hurricane came ashore in September 2004. Although the Company's central office, remote switch locations, business offices and administrative facilities incurred only minimal damage from the hurricane, more substantial damage was incurred in certain outside plant facilities, primarily its transmission and distribution plant in the coastal areas. The Company has evaluated the extent of the damage to its properties and is repairing or rebuilding, where necessary, its damaged facilities. Accordingly, the Company has accrued approximately $1.7 million in the third quarter of 2004 for estimated building and equipment repairs, restoration of services to customers and other hurricane-related expenses. In addition, the Company anticipates making capital expenditures of approximately $2.5 million, the majority of which will replace damaged transmission and distribution facilities. The Company expects that substantially all of these expenditures will be made in the fourth quarter of 2004. The Company has received authorization from the Alabama Public Service Commission to accelerate depreciation of these capital expenditures related to the hurricane completely into the fourth quarter of 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q constitute "forward-looking statements" that involve risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe," or by discussion of strategy that involves risks and uncertainties. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

  * our ability to service our significant amount of indebtedness;
  * our ability to sustain our revenues;
  * our inability to achieve profitability;
  * our ability to raise additional capital on acceptable terms and on a timely basis;
  * our dependence on economic conditions in the local markets we serve;
  * continuing softness in the U.S. economy, specifically with respect to the telecommunications industry;
  * significant and growing competition in the telecommunications industry;
  * the advent of new technology that may force us to expand or adapt our network in the future;
  * our dependence on market acceptance of DSL-based services;
  * the passage of legislation or regulations or court decisions adversely affecting the telecommunications industry;
  * the success of efforts to expand our service offerings and grow our business;
  * our ability to execute our acquisition strategy, including successfully integrating acquired businesses;
  * our ability to protect our proprietary technology;
  * the failure to implement the revised business plan for our edge-out services successfully;
  * the failure to achieve desired operating efficiencies from our information and billing systems;
  * unanticipated network disruptions;
  * our ability to obtain and maintain the necessary rights-of-way for our networks;
  * the financial difficulties of other companies in the telecommunications industry with which we have material relationships;
  * the inability to comply with the minimum volume commitments and other utilization targets in our long distance resale agreements;
  * our ability to compete effectively with the Regional Bell Operating
      Companies;
  * future liabilities or compliance costs associated with environmental and worker health and safety matters; and
  * our dependence on our key personnel.

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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Overview
--------
    We are an established RLEC providing communications services and solutions to business and residential customers in the Southeast and Midwest regions of the United States. Our integrated service offerings include local and long distance voice, high-speed data, Internet access and fiber transport. At September 30, 2004, we had 234,204 voice, DSL and high speed data connections in service in our RLEC operations and our edge-out services.

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

    The objective of our current business plan is to maintain and grow our cash flows and to be a leading provider of telecommunications services in our operating markets in the Southeast and Midwest. Since our inception, our principal activities have been the acquisition, integration, operation and improvement of our RLECs. In acquiring our four RLECs, we purchased businesses with positive cash flow, government and regulatory authorizations and certifications, operating support systems, management and key personnel and facilities. Our RLECs are continuing to develop these established markets with successful marketing of vertical services and DSL, primarily through bundling of products, and are controlling expenses through the use of business process management tools and other methods. In our edge-out services, our strategy is to maintain sustainable positive cash flow from this line of business and to continue the development of a profitable customer base. We utilize rigorous criteria for evaluating new customers and the desirability of renewing existing contracts.

Factors Affecting Future Operations
-----------------------------------

    The following is a discussion of the primary factors that we believe will affect our operations over the next few years.


Revenues

    To date, our revenues have been derived principally from the sale of voice and data communications services to business and residential customers in our established RLEC markets. For the nine months ended September 30, 2004, approximately 93.8% of our operating revenues came from our RLEC operations and 6.2% from our edge-out services. For the same period in 2003, approximately 92.3% of our operating revenues came from our RLEC operations and 7.7% from our edge-out services. We intend to focus on continuing to generate increasing revenues in our RLEC operations from voice services (local and long distance), Internet access and enhanced data and other services. The sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate growth in revenues from our edge-out services as we continue to focus on a business plan that provides sustainable positive cash flows from that line of business. Our transport business, which provides services to other carriers and major accounts, will increase revenues only if certain profit margins are obtained without making significant additional capital investments. Our transport facilities will primarily be used to support our retail Internet service business in our RLEC operations.

    At September 30, 2004, we had 234,204 connections in service compared to 224,403 connections in service at September 30, 2003, an increase of 9,801 connections or 4.4%. Our RLEC operations had 221,024 connections in service at September 30, 2004 and 208,787 connections in service at September 30, 2003, an increase of 12,237 connections or 5.9%. For the edge-out services, connections in service at September 30, 2004 and September 30, 2003 were 13,180 and 15,616, respectively, a decrease of 2,436 connections or 15.6%.

    The services we offer to customers may be purchased separately, but are increasingly being included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. An important part of our sales and marketing strategy for our RLECs emphasizes the bundling of services and the benefits it provides to our customers. During the past year, we introduced a residential bundled offering which we have branded as our "No Limits" package. The No Limits bundle is marketed to our residential customers at approximately $85 per month, with the price varying slightly by location. Customers sign a one-year service agreement with this bundled package. The No Limits package offers:

  * unlimited local telephone service;
  * unlimited nationwide long distance;
  * unlimited use of our most popular custom calling features including caller identification and voicemail; and
  * unlimited use of our high-speed DSL service for Internet access.

    Our results show that the No Limits package has been successful in increasing penetration rates in services such as DSL and long distance and we expect this trend to continue during 2004. Many of our existing customers selecting the No Limits package are new DSL subscribers and long distance customers and this has led to an overall increase in our monthly average revenue per unit for a subscriber of the bundle of approximately $16. We intend to continue to offer other combined service discounts and programs designed to give customers incentives to buy bundled services.

    We believe we have been successful in addressing competition from new high speed Internet access product introductions, particularly by cable operators, in our markets in recent years as the number of DSL subscribers we serve in our RLECs has continued to increase. We believe that the execution of our strategy and our ability to deliver a quality DSL product at a competitive price and in a timely manner has made us the provider of choice in our markets. With the introduction of our No Limits package, we have experienced significant growth in DSL subscribers in the first three quarters of 2004 compared to prior quarters. As of September 30, 2004, our penetration rate for residential DSL connections as a percentage of primary residential voice access lines was 29.4% compared to 16.0% at September 30, 2003. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for our RLECs in future quarters. As of September 30, 2004, we had 37,064 DSL connections in service, an increase of 2,810 connections from 34,254 DSL connections in service at June 30, 2004 and an increase of 15,870 connections from 21,194 DSL connections in service at September 30, 2003.

    As we have increased the number of DSL connections we serve, we have experienced a decrease in the number of dial-up Internet accounts we service. At September 30, 2004, we had 16,653 dial-up Internet customers which was a decrease of 8,313 customers, or 33.3%, from 24,966 dial-up Internet customers at September 30, 2003. We believe that a large percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our high-speed DSL.

    We have also been successful in growing penetration rates in our RLECs for the provision of long distance and vertical services to our customers, primarily as a result of our No Limits offering. At September 30, 2004, we had 100,931 long distance accounts compared to 95,466 long distance accounts at September 30, 2003. In addition, our penetration rates for voicemail, caller identification, call waiting and call forwarding have increased over September 30, 2003.

    During the second quarter of 2004, we introduced a new variation of our No Limits bundled offering in our North Carolina market on a test basis. The new offering, which we are referring to as No Limits Voice, is essentially our No Limits bundle without the DSL service. During the third quarter of 2004, we have continued to develop the marketing for this bundle in our North Carolina market and assess its performance before determining when, or if, we will introduce it in our larger RLECS.

    In recent quarters, we have seen a decline in the number of voice access lines in service in our RLECs. As of September 30, 2004, the RLECs had 183,960 voice access lines in service, which is a decrease of 3,633 voice access lines, or 1.9%, from 187,593 voice access lines in service at September 30, 2003. The decrease in voice access lines is attributed to three primary factors. First, the number of second lines in service in our RLEC markets has decreased. Second lines in service at September 30, 2004 decreased to 6,846 voice access lines from 8,928 voice access lines at September 30, 2003, a decrease of 2,082 second lines, or 23.3%. We believe this is the result of our existing customers migrating from our dial-up Internet service, where they may also purchase a second line from us, to our DSL service where they no longer need a second line. Therefore, we believe as we increase the number of DSL connections we serve, correspondingly, we will continue to experience a decrease in the number of second lines we serve. Second, we have seen a decrease in primary voice access lines, which we define as total voice access lines less second lines, in our Illinois operations, Gallatin River Communications, which served 2,670 fewer primary voice access lines at September 30, 2004 compared to September 30, 2003. The decrease in primary voice access lines is the result of a persistent weakness in the local economies in which Gallatin River Communications operates.
These areas are predominantly industrial and agricultural in nature and have had some losses in their business base, resulting in higher unemployment. We are uncertain at this time regarding the future trend for voice access lines at Gallatin River Communications. Finally, storm-related damages from Hurricane Ivan in September 2004 resulted in approximately 1,000 voice access lines being disconnected as of September 30, 2004 at our Alabama RLEC, Gulf Telephone Company. We believe that the decrease in voice access lines as a result of damages from the hurricane could total approximately 5,700 lines. The predominant percentage of these voice access lines estimated to be out of service is due to damage at the customer premises making the location unusable or uninhabitable until repairs or rebuilding, if necessary, can be completed. We believe that the restoration process in this area will proceed quickly and that we will recover these voice access lines. Excluding these losses related to the hurricane, which we believe are temporary, our decrease in voice access lines would have been 1.4%.

    In March 2004, military officials at Fort Stewart in Hinesville, Georgia announced that the 3rd Infantry Division stationed there has received orders to prepare for a full deployment by February 2005. Our RLEC, Coastal Utilities, Inc., serves the Hinesville area including the military base. We are currently gathering information regarding this transition and future deployment. We continue to monitor the progress as it is reported publicly and we are working to understand the impact of this transformation on Coastal Utilities' operations. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. As many details regarding this troop deployment are currently unavailable, we are unable to project the range of the impact of this deployment on Coastal Utilities or our operations as a whole at this time.

    We are also continuing to assess the potential benefits of adding a video offering to our current suite of voice products we offer to our customers. However, at this time our evaluation of different alternatives is ongoing and we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers.

    In September 2004, Hurricane Ivan made landfall at Gulf Shores, Alabama. Our rural local exchange company located in Foley, Alabama provides service to the Gulf Coast area of Alabama from the western border of the Florida panhandle to the East side of Mobile Bay, including the coastal communities of Gulf Shores, Orange Beach and Fort Morgan. Our central office, remote switch locations, business offices and administrative facilities incurred only minimal damage from the hurricane. However, we did incur more substantial damage in certain outside plant facilities, primarily our transmission and distribution plant, in the coastal areas. Damage from the hurricane to residences, businesses and our facilities has resulted in voice access lines, DSL connections and other services being temporarily disconnected. As a result, we estimate that our revenues will decrease approximately $0.3 million in the fourth quarter of 2004. We have evaluated the extent of the damage to our properties and intend to move quickly to repair and, where necessary, to rebuild our damaged facilities. Accordingly, we have developed a plan based on our evaluation of the damages and accrued approximately $1.7 million in the third quarter of 2004 for estimated building and equipment repairs, restoration of services to customers and other hurricane-related expenses. In addition, we anticipate making capital expenditures of approximately $2.5 million, the majority of which will replace damaged transmission and distribution facilities. We expect that substantially all of these expenditures will be made in the fourth quarter of 2004. We have received authorization from the Alabama Public Service Commission to accelerate depreciation of these capital expenditures related to Hurricane Ivan completely into the fourth quarter of 2004.

    A portion of our local service revenues consist of universal service funding payments received from the Universal Service Administration Company, or USAC. As directed by the Federal Communications Commission, or FCC, USAC can no longer incur obligations for which it does not have readily available funds in hand as USAC was determined to be subject to the rules of the Anti-Deficiency Act. One implication of this change was that funding commitments under the Schools and Libraries Universal Service Support Mechanism were determined to be obligations of USAC. Therefore, USAC was required to suspend making new funding commitments as the funds for these obligations will not be received until future periods. The implications for the larger Universal Service system are currently being reviewed by the FCC. On a quarterly basis, USAC makes estimates of projected costs that are used to determine the amount of high cost support payments it will make which includes High Cost Loop and other universal service funding that we receive. If it is determined that these projected costs are funding commitments, and therefore obligations, of USAC, then USAC may be forced to suspend these payments until the funds have been collected from the appropriate sources.
At this time, we are uncertain as to whether or not these estimates of high cost funds to be distributed will be considered obligations of USAC. If these estimates do constitute obligations, and an alternative solution is not developed, we believe that two quarters of universal service funding payments from USAC could be suspended. Based on published USAC estimates, payments from USAC to us for the first quarter of 2005 are projected to be approximately $3.2 million. Extending that projection, suspending USAC payments for two quarters could potentially total $6.4 million.

    We have experienced a decrease in revenues from our edge-out services in the first nine months of 2004 compared to the first nine months of 2003 as sales of new services and renewals of expiring customer contracts have not been enough to replace customers that do not continue with our service. At September 30, 2004, our edge-out services had 12,519 voice access lines and 661 high speed data connections in service. At September 30, 2003, our edge-out services served 14,915 voice access lines and 701 high-speed data connections. A customer in our edge-out services, representing recurring monthly revenues of approximately $55,000, replaced our service during the third quarter of 2004. The expenses to provide services to this customer were minimal. In terms of business development, we are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

    Bankruptcies by interexchange carriers in recent years, including MCI WorldCom and Global Crossing, have impacted our financial results including our revenues and cash flows. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on LECs, we may be unable to appropriately protect ourselves against the financial impact associated with any future bankruptcies of interexchange carriers or other telecommunication providers. At September 30, 2004, we had approximately $1.4 million reserved against our interexchange carrier receivables.


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

    In response to a decision by the United States Court of Appeals for the District of Columbia to vacate certain portions of the Federal Communication Commission's, or FCC's, Triennial Review Order, on August 20, 2004, the FCC released its Order and Notice of Proposed Rulemaking in the Matter of Unbundled Access to Network Elements (the "Interim Order"). The Interim Order established interim rules for terms, rates and conditions associated with unbundled network access pending an order expected within the next twelve months that will establish permanent rules. SBC and BellSouth have notified us of their intent to use change of law provisions in our interconnection agreements to reduce or eliminate requirements they have to provide network facilities at unbundled network elements, or UNE, pricing.
We are unclear if the court order would allow SBC or BellSouth to take such an action, or whether state commissions would support such changes in the event the interconnection agreements are subjected to arbitration. Further, it is not clear what actions, if any, the FCC may take to establish permanent rules addressing the obligations of SBC and BellSouth to provide such UNEs at their current pricing. Pending further clarification and guidance from the FCC, we may enter into good faith discussions with SBC and BellSouth on amendments to these provisions of our interconnection agreements. Although we do not expect any changes to our UNE rates in 2004, significant increases in UNE pricing, currently based on FCC TELRIC pricing rules, would significantly increase the cost of obtaining facilities necessary to provide services to customers in our edge-out markets and would have a material impact on the results of operations and cash flows of our edge-out services. Our objective for the edge-out services has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Given the developments with the edge-out services discussed herein, we intend to analyze its financial and operating results to determine that our objective is being accomplished.

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

Depreciation and amortization expenses

    We recognize depreciation expense for our telephone plant and equipment that is in service and is used in our operations, excluding land which is not depreciated. Our regulated RLEC operations use straight-line rates approved by the public utility commissions in the states where we have regulated telephone plant in service. In our unregulated RLEC operations and in our edge-out services, telephone plant and equipment is depreciated over lives, determined according to the class of the asset, ranging from three years to thirty-three years.

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


Results of Operations
---------------------

Nine Months ended September 30, 2004 compared to Nine Months ended September
----------------------------------------------------------------------------
30, 2003
--------

    Total revenues were $146.9 million in the nine month period ended September 30, 2004 and $137.6 million in the nine month period ended September 30, 2003, an increase of approximately $9.3 million, or 6.7%. Revenues in the RLEC operations increased approximately $10.8 million, or 8.5%, to $137.8 million in the first nine months of 2004 from $127.0 million in the first nine months of 2003. In the first nine months of 2004, revenues from local services increased approximately $5.9 million, Internet and enhanced data services increased approximately $3.3 million and miscellaneous revenues increased approximately $2.4 million when compared to the same period in 2003. Local service revenues increased primarily as a result of higher network access revenues from certain one-time wireless settlements and other carrier access revenues and settlements for updated cost study filings which include filings to reflect the impact of storm-related expenses. The increase in Internet and enhanced data revenues is attributed to an increase in the number of DSL subscribers. At September 30, 2004, our RLECs served 37,064 DSL subscribers compared to 21,194 at September 30, 2003, an increase of 15,870 connections, or 74.9%. The growth in DSL connections has been generated by strong demand for our No Limits bundled offering. The increase in miscellaneous telecommunications service and equipment revenues is attributed largely to an increase in revenues from a construction project and two equipment installation projects totaling approximately $1.7 million and a decrease in bad debt expenses of approximately $0.2 million. These increases in RLEC revenues were partially offset by a decrease of approximately $0.8 million in private label long distance revenues. The decrease in long distance revenues is attributed primarily to the success of the No Limits bundle as more customer billings reflect a flat rate charge for long distance service compared to the higher usage-based charges for these customers in prior periods. Revenues from our edge-out services decreased approximately $1.5 million, or 14.3%, to $9.1 million in the first nine months of 2004 from $10.6 million in the first nine months of 2003. The decrease is attributed primarily to a $0.9 million decrease in local service revenues as the result of a decrease in the number of connections served. At September 30, 2004 and 2003, our edge-out services served approximately 13,180 and 15,616 voice access and high speed data connections, respectively, representing a 15.6% decrease.

    During the first nine months of 2004, our RLECs entered into reciprocal compensation agreements with most of the major wireless carriers that provide service in our RLEC service territories. These agreements establish mutual compensation rates for termination of local traffic originated by the other party's customers. These agreements generally replace other settlement arrangements and add stability to our reciprocal compensation revenues and expenses. Our RLECs are continuing to negotiate agreements with the remaining wireless carriers with significant traffic providing wireless services in our RLEC serving areas.

    For the first nine months of 2004, our RLEC operations and edge-out services provided approximately 93.8% and 6.2%, respectively, of our revenues. Comparatively, for the first nine months of 2003, our RLEC operations provided 92.3% of our revenues and our edge-out services provided 7.7% of our revenues. Revenues from voice services, which are comprised of local, network access and long distance services, as a percentage of total revenues, were approximately 79.0% and 81.4% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the percentage of our revenues coming from voice services reflects the growth in our high-speed DSL business and the impact of certain construction and equipment installation projects on our 2004 financial results.

    Total operating expenses increased approximately $2.1 million from $104.2 million, or 75.7% of total revenues in the first nine months of 2003, to $106.3 million, or 72.4% of total revenues in the first nine months of 2004. The increase can be attributed largely to a one-time, non-cash gain of approximately $2.7 million from a pension curtailment in the first quarter of 2003. The gain resulted in a reduction in 2003 pension expense in the RLEC operations and the edge-out services whereas no comparable gain was recognized in the first quarter of 2004. Approximately $2.1 million of the net gain was recognized as a reduction of pension expenses in the RLEC operations and $0.6 million as a reduction of pension expenses in the edge-out services.

    In the RLEC operations, operating expenses in the nine months ended September 30, 2004 were $89.6 million, an increase of $4.9 million, or 5.7%, from operating expenses of $84.7 million in the first nine months of 2003. Approximately $2.1 million of the increase can be attributed to the pension curtailment gain recorded in the first quarter of 2003. In addition, operating expenses increased in the first nine months of 2004 compared to the same period in 2003 from the accrual of $1.7 million for hurricane-related expenses such as repairs to facilities and restoration of services to customers, increased access expenses of $1.4 million for costs to terminate long distance calls primarily from an increase in access minutes of use and increased costs of $1.1 million related to a construction project and two equipment installation projects performed for certain customers. Finally, operating expenses increased $0.9 million for DSL modems used in the RLEC operations in the first nine months of 2004. In the first six months of 2003, DSL modems were capitalized under the Company's accounting policies. Beginning in the third quarter of 2003, the Company began expensing DSL modems as the cost of a DSL modem fell below the threshold for capitalization. Partially offsetting these increases in operating expenses was a decrease in depreciation and amortization expenses of $3.6 million and a reduction in long-term incentive expense of $1.4 million in the first nine months of 2004 when compared to the first nine months of 2003. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated.

    Operating expenses in our edge-out services decreased approximately $2.7 million from $19.5 million in the first nine months of 2003 to $16.8 million in the first nine months of 2004. Depreciation expenses in the nine months ended September 30, 2004 decreased $2.7 million compared to the nine months ended September 30, 2003. The decrease in depreciation expenses is primarily attributed to certain assets becoming fully depreciated. The strategy to achieve positive cash flow in the edge-out services with a slower targeted growth rate and the realignment of the edge-out service operations under the responsibility of the RLECs has significantly reduced the amount of capital expenditures made to support this line of business in recent quarters. In addition, nonrecurring settlements from several disputes arising out of interconnection agreements, totaling approximately $0.6 million, reduced cost of services in the first nine months of 2004 whereas no comparable settlements were recorded in the first nine months of 2003. Partially offsetting these decreases were the $0.6 million noncash gain from the pension curtailment that reduced pension expenses and a $0.4 million adjustment to restructuring accruals that further reduced operating expenses in the edge-out services in the first nine months of 2003. No similar pension curtailment gains or adjustments to restructuring accruals were recorded in the first nine months of 2004.

    Net operating income increased approximately $7.1 million from $33.4 million, or 24.3% of total revenues in the first nine months of 2003, to $40.5 million, or 27.6% of total revenues in the first nine months of 2004. The increase is primarily attributable to the increase in revenues in the RLEC operations. Net operating income in the RLEC operations increased $5.9 million, or 14.1%, to $48.2 million in the first nine months of 2004 from $42.3 million in the first nine months of 2003. This represented 35.0% and 33.3% of total revenues, respectively. For the edge-out services, the net operating loss improved $1.2 million, or 13.2%, to $7.7 million in the nine month period ended September 30, 2004 from $8.9 million in the nine month period ended September 30, 2003.

    Interest expense decreased $1.9 million to $45.2 million, or 30.8% of total revenues, in the first nine months of 2004 compared to $47.1 million, or 34.2% of total revenues, in the first nine months of 2003. The decrease is partially attributed to an accrual of $1.3 million in interest expense in the third quarter of 2003 related to certain income tax return audit adjustments made by the Internal Revenue Service as part of an audit they were conducting. The remaining decrease in interest expense is attributed primarily to a lower average outstanding balance of long-term debt during the first nine months of 2004 compared to same period of 2003. This decrease was partially offset by an accrual for interest expense of approximately $0.4 million in the second quarter of 2004 related to income tax refunds that are the subject of two lawsuits filed against us as further discussed herein.

    For the nine month period ended September 30, 2004, we had other income of $2.4 million compared to other income of $2.1 million in the nine month period ended September 30, 2003, a change of $0.3 million, or 15.4%. The increase is attributed primarily to approximately $0.4 million in realized losses on the disposal of marketable equity securities recognized in the first nine months of 2003 whereas no comparable realized losses were recognized in the first nine months of 2004.

    Income tax expense in the first nine months of 2004 was $0.2 million, an increase of $0.1 million from an income tax expense of $0.1 million in the first nine months of 2003. In the third quarter of 2004, based upon our completed income tax returns for 2003, we recorded certain entries to recognize the positions we took in those income tax returns and made related adjustments to reduce our valuation allowance against our deferred income tax assets. Accordingly, this resulted in an income tax benefit of $1.5 million being recognized in the third quarter of 2004. Offsetting this benefit was income tax expense of $2.0 million recorded in the second quarter of 2004 related to two lawsuits filed against subsidiaries of the Company by the Department of Justice. In the fourth quarter of 2003, we recognized an income tax benefit of $2.7 million related to refunds received in 2002. We received the refunds after making certain amendments to our 1998 income tax returns. The benefit was recognized after we were advised that the statute of limitations for taxing authorities to assert audit adjustments against our 1998 income tax returns had expired in 2003. However, in June 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed suits against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., that received the refunds from the amended 1998 returns and subsequently recognized the benefit. The lawsuits claim that the refunds were erroneous refunds and demand repayment in the amount of approximately $2.9 million. We had paid approximately $0.9 million related to these claims in the first quarter of 2004 as part of a separate year income tax audit adjustment. Accordingly, during the second quarter of 2004, we accrued the remaining $2.0 million as income tax expense and also accrued $0.4 million in related interest expense to recognize the potential exposure under the suits. Based on discussions with our tax advisors, we believe that our position taken in the amended income tax returns was appropriate under current tax laws and we intend to vigorously defend against these claims.

    Our net loss improved $9.2 million from a net loss of $11.8 million, or 8.6% of total revenues, in the first nine months of 2003, to $2.6 million, or 1.8% of total revenues, in the first nine months of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $24.9 million in the first nine months of 2004 compared to net income of $17.1 million in the first nine months of 2003, an increase of $7.8 million. For the nine month periods ended September 30, 2004 and 2003, our edge-out services had net losses of $27.5 million and $28.9 million, respectively, an improvement of $1.4 million.


Third Quarter Ended September 30, 2004 compared to Third Quarter Ended
----------------------------------------------------------------------
September 30, 2003
------------------

    Total revenues in the third quarter ended September 30, 2004 were $50.5 million, an increase of $4.1 million, or 8.7%, from total revenues of $46.4 million for the third quarter ended September 30, 2003. The increase is attributable to a $4.6 million increase in revenues in the RLEC operations that was partially offset by a decrease of $0.5 million in revenues from edge-out services. For the third quarter of 2004, the RLEC operations reported revenues of $47.6 million, an increase of $4.6 million, or 10.8%, from revenues in the third quarter of 2003 of $43.0 million. The increase in revenues consists primarily of a $3.2 million increase in local service revenues, a $1.2 million increase in Internet and enhanced data revenues and a $0.6 million increase in miscellaneous telecommunications revenues. The increase in local service revenues is attributed primarily to an increase in network access revenues from certain one-time wireless settlements and other carrier access revenues and settlements for updated cost study filings which include filings to reflect the impact of storm-related expenses. The increase in Internet and enhanced data revenues is attributed to the increase in DSL connections in the third quarter of 2004 compared to the third quarter of 2003. The increase in miscellaneous telecommunications service and equipment revenues is attributed largely to an increase in revenues of approximately $0.5 million from a construction project and two equipment installation projects. The increases in RLEC revenues were partially offset by a $0.4 million decrease in long distance revenues. Long distance revenues decreased as a result of the No Limits bundle where more customer billings reflect a flat rate charge for long distance service compared to the higher usage-based charges for these customers in prior periods.

    Revenues in the edge-out services in the third quarter of 2004 were $2.9 million, a decrease of $0.5 million, or 16.5%, from revenues of $3.4 million in the third quarter of 2003. The decrease in revenues from our edge-out services is largely due to a decrease in the number of connections in service during the third quarter of 2004 compared to the same period in 2003.

    Revenues from voice services, which are comprised of local, network access and long distance services, as a percentage of total revenues, were approximately 79.2% and 80.9% for the quarters ended September 30, 2004 and 2003, respectively. The RLEC operations and the edge-out services provided approximately 94.3% and 5.7% of total revenues, respectively, in the third quarter of 2004.

    Total operating expenses increased $0.3 million from $36.3 million, or 78.1% of total revenues in the third quarter of 2003, to $36.6 million, or 72.5% of total revenues in the third quarter of 2004. Operating expenses in the RLEC operations were $31.2 million in the third quarter of 2004 compared to $29.7 million in the third quarter of 2003, an increase of $1.5 million, or 4.9%. Cost of services in the RLEC operations increased $3.4 million, or 30.9%, to $14.5 million in the third quarter of 2004 from $11.1 million in the third quarter of 2003. The increase is attributed largely to the accrual of $1.7 million for hurricane-related expenses such as repairs to facilities and restoration of services to customers. In addition, costs to terminate long distance calls primarily as a result of an increase in access minutes of use related to the No Limits package increased $0.5 million and expenses for a construction project and two equipment installations performed for certain customers increased $0.4 million in the third quarter of 2004 compared to the same period in 2003. Depreciation and amortization expenses in the third quarter of 2004 decreased approximately $2.2 million when compared to the third quarter of 2003. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated. Selling, general and administrative expenses increased approximately $0.2 million in the third quarter of 2004 compared to the third quarter of 2003. In the edge-out services, operating expenses in the third quarter of 2004 were approximately $1.1 million lower than operating expenses in the third quarter of 2003. The decrease is attributed primarily to a $1.5 million decrease in depreciation and amortization expenses. Partially offsetting this decrease was the impact of a $0.4 million benefit on operating expenses in the third quarter of 2003 from an adjustment to restructuring accruals in the edge-out services. No similar adjustment was made in the third quarter of 2004.

    Net operating income increased $3.8 million, or 36.6%, from $10.1 million in the third quarter of 2003, or 21.9% of total revenues to $13.9 million in the third quarter of 2004, or 27.5% of total revenues. Net operating income for the RLEC operations in the third quarter of 2004 was $16.4 million compared to $13.3 million in the third quarter of 2003, an increase of $3.1 million, or 23.8%. The net operating loss in the edge-out services improved $0.7 million, from a net operating loss of $3.2 million in the third quarter of 2003 to a net operating loss of $2.5 million in the third quarter of 2004.

    Interest expense was $15.0 million in third quarter of 2004, a decrease of $1.4 million, or 8.6%, from interest expense of $16.4 million in the third quarter of 2003. Interest expense represented 29.7% and 35.3% of total revenues in third quarter of 2004 and 2003, respectively. The decrease is due largely to an accrual of $1.3 million in interest expense in the third quarter of 2003 related to certain income tax return audit adjustments made by the Internal Revenue Service as part of an audit they were conducting. No similar accrual was made in the third quarter of 2004. The remaining decrease in interest expense is the result of a lower weighted average balance of long-term debt outstanding in the third quarter of 2004 compared to the third quarter of 2003.

    Other income was $0.8 million in the third quarter of 2004 compared to $0.9 million in the third quarter of 2003, a decrease of $0.1 million.

    In the third quarter of 2004, we had an income tax benefit of $1.5 million compared to income tax expense of $0.4 million in the third quarter of 2003, a change of $1.9 million. The benefit in the third quarter of 2004 resulted primarily from entries recorded to recognize the positions we took in our income tax returns filed in the third quarter of 2004 and related adjustments to reduce our valuation allowance against our deferred income tax assets.

    In the third quarter of 2004, net income was $1.2 million compared to a net loss of $5.7 million in the third quarter of 2003, an improvement of $6.9 million as a result of the factors discussed above. The RLEC operations reported net income of $10.4 million in the third quarter of 2004, an increase of $6.3 million, or 155.6%, compared to net income of $4.1 million in the third quarter of 2003. The edge-out services reported a net loss of $9.2 million in the third quarter of 2004 compared to a net loss of $9.8 million in the third quarter of 2003, an improvement of $0.6 million, or 5.7%.

Liquidity and Capital Resources
-------------------------------

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

    At September 30, 2004, we had total liquidity of $63.7 million which consists of cash and cash equivalents of $22.7 million and available borrowings on our lines of credit with the RTFC of $41.0 million. Our liquidity position has been enhanced by our reduced schedule of principal payments which also provides us with greater operating flexibility during the next several years. In addition, we have remained focused on implementing and maintaining operating improvements and efficiencies in our business processes to reduce our operating expenses as well as the execution of a disciplined approach to evaluating and making capital expenditures.

    At September 30, 2004, we had a working capital deficit of approximately $5.7 million compared to positive working capital of $12.5 million at September 30, 2003, a change of $18.2 million. The change is attributed primarily to an increase of $7.0 million in the current portion of long-term debt as a result of an amendment entered into with the RTFC in the third quarter of 2003. Under the amendment, we did not have any scheduled principal payments to the RTFC until the third quarter of 2004. Therefore, at September 30, 2003, our current portion of long-term debt was $2.4 million compared to $9.4 million at September 30, 2004. Our current liabilities other than the current portion of long-term debt at September 30, 2004 reflect the accrual of $1.7 million for hurricane-related expenses whereas no similar accrual was recorded in current liabilities at September 30, 2003.
At September 30, 2004, our current assets were $8.8 million lower than our current assets at September 30, 2003, primarily from a $4.4 million decrease in cash and cash equivalents and a $1.8 million decrease in inventories. The decrease in cash and cash equivalents is largely due to the repayment of approximately $6.4 million in long-term debt and $21.0 million on revolving credit facilities with the RTFC. The decrease in inventories is attributed to certain switching equipment, valued at $1.6 million, being included in inventory at September 30, 2003 during the period of time it was being transferred between operations within the Company. No comparable amounts were recorded in inventories at September 30, 2004.

    As discussed below, we may be required to make annual mandatory prepayments equivalent to any excess cash flow as defined in our loan agreement in addition to our scheduled principal payments. These mandatory payments for excess cash flow will begin in 2005 and will be based on our financial results in our RLECs for 2004. We currently do not anticipate making a mandatory prepayment in 2005 based on 2004 financial results and are uncertain what mandatory prepayments will have to be made in future years, if any, at this time.

     Operating Activities. For the nine months ended September 30, 2004 and 2003, we generated cash from operating activities of $21.4 million and $24.3 million, respectively. For the nine months ended September 30, 2004, taking our net loss before non-cash charges such as depreciation, amortization and long-term incentive plan expenses reflect net cash provided of $29.3 million, a decrease of $4.2 million compared to $33.7 million for the first nine months of 2003.

     Investing Activities. For the nine months ended September 30, 2004, net cash used for investing activities was $9.1 million and consisted of $11.7 million in cash used for the purchase of telephone plant and equipment partially offset by cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $1.4 million and changes in other assets of $1.2 million. For the nine months ended September 30, 2003, net cash used in investing activities was $2.7 million and consisted of $6.3 million used for the purchase of telephone plant and equipment partially offset by $2.0 million in cash received from the redemption of subordinated capital certificates by the RTFC and $1.6 million from changes in other assets. We anticipate our purchases of telephone plant and equipment to be approximately $15.5 million in 2004 compared to $12.2 million in 2003 and $12.3 million in 2002. The increase is attributed largely to capital expenditures we anticipate making in the fourth quarter of 2004, primarily for the transmission and distribution facilities, related to hurricane damages.

     Financing Activities. For the nine months ended September 30, 2004, net cash used for financing activities included $14.7 million used to repay long-term debt, $2.1 million for the repurchase of a portion of our 131/4% senior notes in the open market and $1.0 million for the partial redemption of a minority interest in a subsidiary. For the nine months ended September 30, 2003, net cash used in financing activities included $13.6 million used for repayment of long-term debt and $1.0 million for the partial redemption of a minority interest in a subsidiary.

Long-Term Debt and Revolving Credit Facilities
----------------------------------------------

    We or our subsidiaries have outstanding term and revolving credit facilities totaling $424.2 million with the RTFC, which were entered into in connection with our four RLEC acquisitions. In addition, we have outstanding $198.0 million in 131/4% senior notes that are due in March 2010 and a $0.4 million miscellaneous note payable. In January 2004, a $2.3 million mortgage note payable entered into at the time of the Coastal Communications acquisition, and secured by land and buildings used in those operations, was repaid in full.

RTFC Debt Facilities
--------------------

    Our subsidiary, MRLTDF, is the borrower under a loan agreement with the RTFC. MRLTDF is the holding company for three of our RLECs: Mebtel, GCSI and CCI. Each of these RLECs and GRH, has provided a guaranty to the RTFC and its operating assets and revenues are subject to a first mortgage lien in favor of the RTFC.

    As of September 30, 2004, MRLTDF had approximately $424.2 million in term loans outstanding with the RTFC. Of this amount, $412.6 million in term loans bear fixed interest rates that range between 5.65% and 9.05%, with a weighted average rate approximating 7.8%. The fixed interest rates expire at various times, beginning in October 2004 through August 2006, depending on the terms of the note. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. The remaining $11.6 million term loan has a variable interest rate of 6.3% at September 30, 2004. In total, as of September 30, 2004, our weighted average interest rate on all RTFC term debt is 7.7%. See further discussion of interest rates below.

    Our loan agreement with the RTFC matures in November 2016. Quarterly principal payments through 2010 are approximately $2.3 million. Beginning in 2011, scheduled principal payments increase, ranging from $8.9 million to $17.5 million per quarter through the end of 2016. We also may be required to make annual prepayments of principal based on our financial results. Annually, beginning in 2005, we will calculate excess cash flow as defined in the loan agreement using the preceding year's financial results. If the calculation indicates excess cash flow, we will make a mandatory prepayment equivalent to the amount calculated as excess cash flow to reduce the principal outstanding to the RTFC. The payment will be required to be made in the second quarter of the year in which the calculation is made.

    Under the terms of the loan agreement, interest rates on our outstanding term loans are based on the prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as our Total Leverage Ratio, as defined in the loan agreement, decreases. The interest rate adder will remain at 1.0% while the Total Leverage Ratio is greater than 5.0 to 1.0. It decreases to 0.75% when the Total Leverage Ratio is between 4.0 to 1.0 and 5.0 to 1.0 and decreases to 0.5% when the Total Leverage Ratio is less than 4.0 to 1.0.

    In addition, our loan agreement requires us to test our compliance with the financial ratios as defined in the loan agreement on an annual basis. Included in our covenants, among others, are requirements that we obtain RTFC approval of a forward-looking, three-year capital expenditure budget on an annual basis and obtain RTFC consent before completing any acquisitions or disposals of local exchange assets. We also have restrictions regarding payment of dividends by MRLTDF and GRH. In addition, our loan agreement allows us to repurchase our 131/4% senior notes without RTFC consent in amounts not to exceed $2.0 million per quarter and $6.0 million per year.

    The loan facilities are secured by a first mortgage lien on substantially all of the operating assets and revenues of the RLEC operations including MRLTDF and MRH. In addition, substantially all of the outstanding equity interests of these entities were pledged in support of the facilities. Therefore, the RTFC has a first lien security interest in all of the assets and revenues and substantially all of the equity interests of the RLEC operations. In addition, in the event that the senior notes are retired, we will grant the RTFC a first mortgage lien on the operating assets and revenues of Madison River Communications, LLC.

    As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates ("SCCs") that represent ownership interests in the RTFC equal to 10% of the amount borrowed. The RTFC financed the purchase of the SCCs by increasing the balance advanced for a loan by an amount equal to the SCCs purchased.

    At September 30, 2004, we owned $42.7 million in SCCs. The SCCs are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. Therefore, at September 30, 2004, based on the principal payment of $2.3 million made in the third quarter of 2004, we have approximately $0.2 million in SCCs eligible to be redeemed in 2005. In March 2004 and March 2003, the RTFC redeemed approximately $1.4 million and approximately $2.0 million, respectively, of our SCCs.

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

    In addition to the term loans, we also have two secured revolving lines of credit with the RTFC. One line of credit is a $31.0 million facility at MRLTDF and has no annual paydown provisions. This line of credit bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 6.3% at September 30, 2004. During the first quarter of 2004, we repaid the $10.0 million we had advanced against this line of credit as of December 31, 2003. The entire $31.0 million is fully available to be drawn. The second line of credit is a $10.0 million facility that is available to Coastal Utilities, Inc. for general corporate purposes. Under the terms of this line of credit facility, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. This line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points. This line of credit was initially unsecured. In April, 2004, we provided the RTFC with a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit. Each line of credit was scheduled to expire in March 2005. We have been notified by the RTFC that a new secured line of credit in the amount of $41.0 million for a term of five years has been approved for MRLTDF. This new line of credit will replace the two existing lines of credit and is subject to satisfactory completion of documentation for the new agreement and all conditions precedent to closing being satisfied.

    The terms of our loan agreement with the RTFC contain various financial and administrative covenants including financial ratios that are tested on an annual basis. The ratios are tested against the combined financial results of MRLTDF and its subsidiaries, as well as GRH, MRLDS and MLDS. In addition, among other things, these combined entities are restricted in their ability to: (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) limited in their ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. In addition, this combined group is required to obtain RTFC approval of a forward-looking, three-year capital expenditure budget on an annual basis and obtain RTFC consent before completing any acquisitions or disposals of local exchange assets. These combined entities are permitted to repurchase our 131/4% senior notes without RTFC consent in amounts not to exceed $2.0 million per quarter and $6.0 million per year. As a result of these provisions of the loan agreement, any cash generated by MRLTDF and its subsidiaries, GRH, MRLDS or MLDS and any amounts available under the line of credit facilities discussed above may only be available to those entities and not to us or our other subsidiaries to fund our obligations. At September 30, 2004, MRLTDF was in compliance with the terms of its loan agreement, as amended, with the RTFC.

Senior Notes
------------

    Madison River Capital is the issuer of $200.0 million in publicly traded 131/4% senior notes outstanding that are due in March 2010. The senior notes are callable beginning in March 2005 at 106.625. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the SEC and are subject to the terms and conditions of an indenture. In June 2004, as permitted under the terms of our loan agreement with the RTFC, MRLTDF acquired $2.0 million in outstanding senior notes for approximately $2.1 million. The senior notes, which are held by MRLTDF, are considered to be retired and the Company recognized approximately $0.2 million as a loss from the extinguishment of long-term debt in the second quarter of 2004. At September 30, 2004, the senior notes had a carrying value of $196.1 million, which is net of a $1.9 million unamortized discount.

    Under the terms of the indenture, Madison River Capital and its restricted subsidiaries must comply with certain financial and administrative covenants. Among other things, Madison River Capital and its restricted subsidiaries are limited in their ability to: (i) incur additional indebtedness, (ii) pay dividends or make other distributions to Madison River Telephone or others holding an equity interest in a restricted subsidiary,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (vii) enter into transactions with affiliates. At September 30, 2004, Madison River Capital was in compliance with the terms of its senior notes indenture.

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

Interest Rates
--------------

    On October 7, 2004, the fixed interest rate on one of our RTFC notes with an outstanding principal balance of $121.4 million expired. The note, with a fixed interest rate of 9.05% prior to expiration, converted to the RTFC's prevailing variable base rate plus 1.0% interest rate adder, or 6.3% on October 7, 2004. We anticipate that we will maintain the interest rate as variable in the short term. After conversion of this interest rate, our fixed rate term loans with the RTFC total $291.2 million at a weighted average interest rate of 7.2% and our variable rate term loans with the RTFC total $133.0 million at a variable interest rate of 6.3%. Therefore, as of October 7, 2004, our weighted average interest rate on all our secured debt with the RTFC is approximately 6.95% and our weighted average interest rate on all outstanding long-term debt is 8.95%.

    On November 20, 2004, a second note with an outstanding principal balance of $101.9 million and a fixed interest rate of 6.95% will convert to the RTFC's prevailing variable interest rate plus the 1.0% interest rate adder.

Capital Requirements
--------------------

    Our working capital needs, including our working capital deficit, our debt service requirements and our capital expenditures are funded from our cash flow from operations and our existing liquidity on-hand, including our fully available revolving credit facility with the RTFC. In the near term, we expect that our primary uses of cash will include:

  * building and equipment repairs, restoration of services to customers and other operating expenses as well as capital expenditures for the transmission and distribution plant damaged by Hurricane Ivan;
  * scheduled principal and interest payments on our long-term debt;
  * the maintenance and growth of our telephone plant and network infrastructure;
  * funding redemptions of Series A stock put to CCI per the terms of a shareholders agreement with the former shareholders of Coastal Utilities, Inc.;
  * the maintenance, upgrade and integration of operating support systems and other automated back office systems;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel and related expenses.

    We currently estimate that cash required to fund capital expenditures in 2004 will be approximately $15.5 million. Included in the $15.5 million is approximately $2.5 million in capital expenditures to replace certain telephone plant and equipment, primarily our transmission and distribution facilities used to serve the coastal areas of our RLEC operations in Alabama, as a result of damages from Hurricane Ivan. For the first nine months of 2004, our capital expenditures were approximately $11.7 million and for the year ended December 31, 2003, our capital expenditures were approximately $12.2 million. Our use of cash for capital expenditures in the first nine months of 2004 and in 2003 and 2002 was significantly less than we have incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital additions during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. A large portion of our capital expenditures in 2004 have been directed toward maintaining our existing facilities. In the fourth quarter of 2004, we anticipate making approximately $2.5 million in capital expenditures for hurricane-related repairs. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. In 2004 and 2005, the demand for use of capital in the expansion of our telephone plant and network facilities has been assessed and will continue to be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We are continuing to assess potentially adding video services to the suite of products we offer to our customers. At this time, we are not certain what types of video services we may offer, if any, or what types of technology we may use to deliver these services to our customers. Depending on the outcome of this process, we may see an increase in our capital expenditures in future periods to support the delivery of this service to our customers.

    As part of the consideration paid in the Coastal Communications, Inc. ("CCI") acquisition in March 2000, we issued to the former shareholders of Coastal Utilities 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders agreement and were exercisable by the holders and CCI. In 2002, MRTC, our parent, completed an agreement with these former shareholders that, among other things, modified certain provisions of the shareholders agreement. Under the terms of the agreement, the former shareholders exchanged certain of their equity interests in CCI for equity in MRTC and a note payable from MRTC. Under the terms of the note payable, as amended, the first payment of principal and accrued interest is due on December 31, 2004 in the amount of $4.3 million. MRTC is a holding company with no business operations of its own and its only significant asset is its equity interest in us. Therefore, its only sources of cash to pay this obligation will be a cash distribution from us, which may not be allowed under the terms of the indenture governing our senior notes, or through a borrowing or an infusion of capital. The current equity holders of MRTC are not obligated to provide MRTC with additional capital and the former shareholders of CCI have not agreed to any new modifications to the terms of the note payable at this time.

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

    During 2002, after consultation with our tax advisors, we amended certain prior year income tax returns that resulted in refunds to the Company of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service, as part of an audit, verbally notified us that our position taken in the amended tax returns would be disallowed and in the fourth quarter of 2003, we received formal notice of such action by the IRS. The refunds impacted by this IRS notification totaled approximately $5.1 million and these amounts continue to be included in our deferred income tax liabilities. Based on discussions with our tax advisors, we believe that our position is appropriate under current tax laws and we intend to vigorously defend the position taken in our amended income tax returns. We continue to accrue interest expense of approximately $0.1 million quarterly related to these refunds until the issue is resolved. At this time, we cannot assure you that we will prevail in our defense of our position taken in the amended income tax returns and we are uncertain as to the amount of time it will take to resolve. If we are not successful, we may be required to repay the amounts received as refunds plus accrued interest. We believe this matter may take up to two years to resolve.

    The remaining $2.7 million in refunds for 1998 amended income tax returns, which were not included in the IRS notification and for which we were advised the statute of limitations for audit adjustments had expired, were recognized as an income tax benefit in the fourth quarter of 2003. However, in June 2004, the Department of Justice filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that these were erroneous refunds of income taxes that our subsidiaries received which the United States of America is entitled to have returned. The amount of erroneous refunds being sought in the lawsuits total approximately $2.9 million. In the first quarter of 2004, as the result of certain income tax audit adjustments made related to the examination of a separate year, we paid approximately $0.9 million of these claims. Accordingly, to recognize our potential exposure under the lawsuits, we accrued the remaining $2.0 million as deferred income taxes payable during the second quarter of 2004. We also recognized $0.4 million in interest expense on these refunds. Based on discussions with our tax advisors, we believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to vigorously defend against these claims. However, if we are not successful, we may be required to repay the amounts received as refunds plus the accrued interest and plaintiff's costs.

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

    Based on our business plan, we currently project that cash and cash equivalents on hand, available borrowings under our credit facilities and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs, including funding our working capital deficit, for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

  * the accuracy of our estimates for capital needed to make hurricane-related repairs and restoration of services;
  * the extent to which we consummate any significant additional acquisitions;
  * our success in maintaining a net positive cash flow in our edge-out operations;
  * the demand for our services in our existing markets;
  * our ability to acquire, maintain, develop, upgrade and integrate the necessary operating support systems and other back office systems; and
  * regulatory, technological and competitive developments.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

    Our long-term secured debt facilities with the RTFC mature in 2016. On October 7, 2004, the fixed rate on one of our notes with an outstanding principal balance of $121.4 million expired and the interest rate converted to the RTFC's variable rate of interest plus the 1.0% interest rate adder, or 6.3%, and it currently remains variable. Therefore, as of October 7, 2004, our fixed rate secured debt with the RTFC was $291.2 million at a weighted average rate of 7.2%. The remaining fixed rates on these term loans expire beginning November 2004 through August 2006. Upon the expiration of the fixed interest rates, these term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. Our other fixed rate long-term debt consists of our senior notes that have a stated fixed rate of 13.25% and a miscellaneous note for $0.4 million bearing an 8.0% fixed interest rate. As of October 7, 2004, we also have $133.0 million in term loans with the RTFC that accrue interest at a variable rate of 6.3%. A one percent change in the underlying interest rates for this variable rate debt would have an immaterial impact of approximately $1.3 million per year on interest expense. Accordingly, we are subject to only minimal interest rate risk on our long-term debt while our remaining fixed rates are in place. As of October 7, 2004, our weighted average interest rate on our fixed rate and variable rate secured debt with the RTFC is approximately 6.95% and our weighted average interest rate on all outstanding long-term debt is 8.95%.

ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------

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




                                   Part II

Item 1.  LEGAL PROCEEDINGS

    On May 7, 2004, a lawsuit was filed in the United States District Court for the Southern District of Alabama that named as defendants our subsidiaries, Gulf Telephone Company and Gulf Coast Services, Inc., our parent, Madison River Telephone Company, LLC, and certain of our officers and directors among others including former directors and officers and other third party plan administrators and advisors to the Gulf Telephone Company Employee Stock Ownership Plan. The suit, entitled David Eslava, et. al. vs. Gulf Telephone Company, et. al. Civil Action No. 04-297-MJ-B, alleges certain ERISA violations. In conjunction with the acquisition of Gulf Telephone Company in September 1999, an escrow fund was established and continues to remain in effect to provide support in part for lawsuits such as this. We have engaged legal counsel and we intend to vigorously defend against all such claims. On June 30, 2004, we replied to the complaint and on July 25, 2004, we filed a Motion for Summary Judgment on the majority of the claims. The Court has stayed discovery pending a ruling on the Motion for Summary Judgment which has not yet been received.

    In June 2004, the Department of Justice for the United States of America filed lawsuits against two of our subsidiaries, Gulf Coast Services, Inc. in the United States District Court for the Southern District of Alabama and Coastal Utilities, Inc. in the United States District Court for the Southern District of Georgia. In each lawsuit, the Department of Justice claimed that our subsidiary received an erroneous refund of income taxes and related interest to which the United States of America is entitled to have returned. The amount being sought in the lawsuits totals approximately $3.5 million of which $2.9 million is erroneous income tax refunds and $0.6 million is related interest expense. Approximately $0.9 million of these erroneous refund claims were paid in the first quarter of 2004 as part of a separate year income tax audit adjustment. Therefore, we have responded to the lawsuits accordingly and believe the claims to be approximately $2.0 million for erroneous income tax refunds plus related interest which we estimate to be $0.4 million. Based on discussions with our tax advisors, we believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to vigorously defend against these claims. On August 31, 2004, the parties entered into a Joint Motion to Stay the proceeding in Alabama pending resolution of the Georgia proceeding which is scheduled to go to trial in the summer of 2005.

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



                                  MADISON RIVER CAPITAL, LLC

Date:  November 15, 2004          /s/  PAUL H. SUNU
                                  -----------------------------------
                                  Name:  Paul H. Sunu
                                  Title:  Managing Director, Chief Financial
                                            Officer and Secretary

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