Form 10-K
period 2004-12-31
MADISON RIVER CAPITAL LLC
filed 2005-03-23
CIK 1111590

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333-36804

Commission file number

Madison River Capital, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2156823
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

103 South Fifth Street

Mebane, North Carolina 27302

(Address of Principal Executive Offices, Including Zip Code)

(919) 563-1500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity of the Registrant held by non-affiliates as of June 30, 2004 was zero. All of the 211,583,892 outstanding Class A member interests of the Registrant are owned by Madison River Telephone Company, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

References in this Form 10-K to “we,” “us,” “our” and “Madison River” mean Madison River Capital, LLC and its subsidiaries.

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created by those laws. Forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek” or “believe,” or by discussion of strategy that involves risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets and sources and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

Although we believe that the expectations reflected in such forward-looking statements are accurate, the statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	our ability to service our significant amount of indebtedness;

•	our inability to achieve profitability;

•	our ability to sustain our revenues;

•	our dependence on economic conditions in the local markets we serve;

•	significant and growing competition in the telecommunications industry;

•	the advent of new technology that may force us to expand or adapt our network in the future;

•	our dependence on market acceptance of DSL-based services;

•	the success of efforts to expand our service offerings and grow our business;

•	our ability to execute our acquisition strategy, including successfully integrating acquired businesses;

•	our ability to implement our business plan for our edge-out services successfully;

•	unanticipated network disruptions;

•	our ability to obtain and maintain the necessary rights-of-way for our networks;

•	the financial difficulties of other companies in the telecommunications industry with which we have material relationships;

•	our ability to compete effectively with the regional Bell operating companies;

•	our dependence on our key personnel;

•	our ability to raise additional capital on acceptable terms and on a timely basis;

•	a reduction in universal service fund payments; and

•	our regulatory environment.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-K or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” and elsewhere in this Form 10-K.

Available Information

Investors may obtain access, free of charge, to this Madison River Capital, LLC Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports by visiting the investor relations page on our website at www.madisonriver.net. These reports will be available as soon as reasonably practicable following electronic filing with or furnishing to the Securities and Exchange Commission (“SEC”). In addition, the SEC’s website is www.sec.gov. The SEC makes available on this website, free of charge, reports and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC’s website is not part of or incorporated by reference into this document.

ii

PART I

Item 1. Business

Overview

We operate rural telephone companies that serve business and residential customers in Alabama, Georgia, Illinois and North Carolina. We offer our customers a variety of telecommunications services, including local and long distance voice services and Internet access services. Our rural telephone companies have been serving their local communities for over 50 years.

We were founded with the goal of acquiring, integrating and improving operations at rural telephone companies. Since 1998, we have acquired our four rural telephone companies. With these acquisitions, we purchased established businesses with stable cash flows, governmental authorizations and certifications in place, operational support systems, experienced management and key personnel and technologically advanced facilities. We believe our disciplined approach to operations has allowed us to improve the operations at each of our acquired rural telephone companies.

Our rural telephone companies benefit from limited competition and a favorable regulatory environment, which we believe leads to stable operations. Competition is typically limited in areas served by rural telephone companies because they primarily are sparsely populated and rural, with predominantly residential customers. Accordingly, the cost of operations and capital investment requirements for new entrants is high. At the same time, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). In addition, we benefit from federal policies establishing the principle that rates in rural areas should be reasonably comparable to rates in urban areas. These policies have resulted in state and federal universal service funding payments to assist in the recovery of costs in high cost rural areas, such as those served by our operating companies. For the years ended December 31, 2004 and December 31, 2003, 6.6% and 6.2%, respectively, of our total revenues were attributable to such payments.

As of December 31, 2004, we had 233,307 connections in service consisting of 193,092 voice access lines and 40,215 DSL and high-speed data connections.

An important part of our operating strategy for acquisitions is to maintain, to the extent possible, the local identity, customer service and management presence of the acquired company. With the exception of Gallatin River, our rural telephone companies continue to operate with the same corporate identity by which they were recognized before the acquisition. The exchanges and assets that comprise Gallatin River were acquired from Sprint and, therefore, were renamed. The responsibility for the operations of each rural telephone company is directed by an experienced, local management team. We have consolidated certain functions, including the purchase of certain products and services for the benefit of all of our rural telephone companies, at Madison River Management, LLC, or Madison River Management, in an effort to provide efficiencies and cost savings that could not be gained by each rural telephone company acting individually. Madison River Management provides certain management services to each of our operating companies, including: personnel and payroll management; finance, accounting and tax services; legal, regulatory and compliance advice; and information technology, data processing and engineering services. The services are performed at a set annual rate which is negotiated in large part based on the size of the operating company and the services to be provided. Our rural telephone companies pay Madison River Management aggregate fees of approximately $22.7 million per year for these services. In addition, our rural telephone companies share information between respective management teams regarding process improvements that have been implemented and best practices that are employed to leverage the knowledge developed by each rural telephone company and further the overall improvement in operations.

For the year ended December 31, 2004, we had revenue, operating income and EBITDA of $194.4 million, $54.2 million and $103.2 million, respectively. For the years ended December 31, 2003 and 2002, we had revenue of $186.4 million and $184.2 million, respectively, operating income of $42.5 million and $28.9 million, respectively, and EBITDA of $98.2 million and $76.8 million, respectively. At December 31, 2004, we had 233,307 connections and at December 31, 2003 and 2002, we had 225,228 and 223,725 connections, respectively. See footnote (c) under “Selected Financial and Operating Data” for a definition of EBITDA and reconciliation of net cash provided by (used in) operating activities to EBITDA.

Corporate Organization and Ownership

Madison River is a limited liability company that was organized in 1999 under the provisions of the Delaware Limited Liability Company Act. We are a wholly-owned subsidiary of our parent company, Madison River Telephone Company, LLC (“MRTC”). MRTC was founded in April 1996 by a management team led by J. Stephen Vanderwoude, former President and Chief Operating Officer of Centel Corporation. Equity investors in MRTC include affiliates of Madison Dearborn Partners, Goldman, Sachs & Co., Providence Equity Partners, the former owners of Coastal Utilities, Inc. and certain members of our management team.

On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Prior to the initial public offering, pursuant to a series of mergers, we expect that 100% of the outstanding shares of Madison River Communications Corp. will be owned by certain direct or indirect holders of member units in MRTC, and Madison River Communications Corp. will own, directly or indirectly, 100% of the outstanding membership units in MRTC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions” for further information.

The consummation of the initial public offering is subject to various contingencies, including the closing of new credit facilities and market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all.

Our Markets

Our franchised territories are predominantly in rural areas and small towns and cities. We are the incumbent provider of basic telephone services in these markets. At December 31, 2004, we served 181,212 voice access lines, of which approximately 67% were residential and 33% were business in our franchised territories. We believe our markets have demonstrated the need and potential for a provider of a full range of communications solutions. We strive to be the service provider of choice for our customers in our franchised territories by providing a full suite of integrated communications services in local and long distance voice, high-speed data, Internet access and custom calling features.

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

Our four rural telephone companies, their location, date acquired and total number of voice access lines and DSL connections in service in their franchised territories at December 31, 2004 are:

Company	Location	Date Acquired	Connections at December 31, 2004
Mebtel, Inc.	Mebane, North Carolina	January 1998	14,597
Gallatin River Communications, LLC	Galesburg, Illinois	November 1998	83,665
Gulf Telephone Company	Foley, Alabama	September 1999	71,312
Coastal Utilities, Inc.	Hinesville, Georgia	March 2000	51,200

In our markets, our rural telephone companies serve primarily three types of customers:

1.	Residential and business customers located in our local service areas that buy local and long distance voice services and Internet access services;

2.	Interexchange carriers, wireless and other carriers that pay for access to long distance customers located within the respective rural telephone companies’ local service areas; and

3.	Customers that purchase miscellaneous services such as directory advertising or customer premise equipment.

We also operate as a competitive local exchange carrier, or CLEC, which we refer to as our edge-out services, or EOS, providing local and long distance voice services, high-speed data and Internet access services in edge-out markets established in territories that were in close proximity to our rural telephone companies. By developing markets in close proximity to our rural telephone company operations, or “edging out” from those operations, we were able to leverage off of the resources that our rural telephone companies could provide. The responsibility for managing and operating our edge-out services is with the managers of our respective rural telephone companies. Currently, our three edge-out markets are: (i) the Triangle (Raleigh, Durham and Chapel Hill) and Triad (Greensboro and Winston-Salem) regions of North Carolina; (ii) Peoria and Bloomington, Illinois; and (iii) New Orleans, Louisiana and nearby cities. Customers of our edge-out services are generally medium and large businesses that utilize eight voice lines or more and high speed data services. Our edge-out services provide integrated communications services built on high speed broadband service offerings utilizing advanced bandwidth enhancing technologies such as asynchronous transfer mode, or ATM, high speed data and fiber optic networks.

In 2004, revenues generated by our rural telephone companies were approximately $182.5 million, or 93.9% of our total operating revenues, while revenues from our edge-out services were approximately $11.9 million, or 6.1%, of our total operating revenues. As of December 31, 2004, our rural telephone companies served 181,212 voice access and 39,562 DSL connections. In our edge-out markets, we served 11,880 voice access and 653 high-speed data connections.

Products and services

We seek to capitalize on our local presence and network infrastructure by offering a full suite of integrated communications services in voice, high-speed data, fiber transport, Internet access and long distance services, as well as value-added features such as call waiting, caller identification, voicemail and conference bridge services, all on one bill. Set forth below are brief descriptions of the communications services we provide to our customers in our markets.

Local voice services

We provide basic local voice telephone service to residential and business customers in our franchised territories. Except for customers of Gallatin River, our customers are charged a flat monthly fee for the use of this service. Our Gallatin River customers pay a flat fee plus local usage pursuant to a local measured service type tariff. We also offer our customers a variety of custom calling features, such as voicemail, caller identification, call waiting and call forwarding. These custom calling features are bundled into packages with other services and sold at a discount as well as being offered separately. We charge a flat monthly fee for these custom calling features that will vary depending on the bundled offering and types of services selected. As of December 31, 2004, we had 181,212 voice access lines, comprised of 120,649 residential access lines and 60,563 business access lines, in our franchised territories. In addition, we provided the following custom calling features to customers: 52,696 voicemail accounts, 71,690 caller identification accounts, 69,358 call waiting accounts and 59,345 call forwarding accounts.

Also included in our local voice service revenues are network access revenues. Network access revenues are earned for the origination and termination of long distance calls, and usually involve more than one carrier providing long distance service to the customer. Long distance calls are generally billed to the customer originating the call. Therefore, a mechanism is required to compensate each carrier involved in providing services related to the long distance calls such as the origination and termination of the long distance call. This mechanism is referred to as a network access charge and revenues from these charges are derived from charges to the end user of the service as well as billings to interexchange carriers for the use of our facilities to access our customers. In addition, payments received from our participation in universal service funding mechanisms are included as part of network access revenues. Universal service funding mechanisms provide payments for the capital invested in communications infrastructure to promote universal telecommunications services at affordable rates for rural customers. For the years ended December 31, 2004 and December 31, 2003, local voice service revenues represented 67.3% and 68.1%, respectively, of our total revenues.

Long distance voice services

We provide long distance voice services under our own brand names in each of our franchised territories. Long distance voice revenues are earned primarily as our long distance customers make calls. The charges are based on the length of the calls and the rate charged per minute unless service is provided under one of our bundled packages at a fixed price. In this case, customers pay a fixed minimum monthly charge for our long distance service independent of the actual calls made. We bundle our long distance service with other custom calling features to offer an attractively priced option to our customers. We have resale agreements with Global Crossing and Qwest Communications Corp. to provide long distance transmission services to our customers. The current resale agreement with Global Crossing has a $100,000 minimum monthly volume commitment which expires in April 2005. The Qwest Agreement expires in February 2007 and has no monthly minimum volume commitment. As of December 31, 2004, we had 101,469 long distance accounts in our franchised territories. For the years ended December 31, 2004 and December 31, 2003, long distance voice service revenues represented 7.7% and 8.4%, respectively, of our total revenues.

Internet and enhanced data services

We provide DSL services and dial-up Internet services in our franchised territories. Our DSL services provide high-speed access to the Internet at multi-megabit upload and download speeds. Our DSL services are purchased by both residential and business customers for a monthly fee. Currently, we are capable of providing DSL service to approximately 97% of our customers. Our dial-up Internet service provides customers, primarily residential customers, a connection for unlimited access to the Internet over their existing phone lines for a flat monthly fee. Customers using our Internet access services have the ability to establish an email account and to send and receive email. We offer our customers these services as part of discounted packages that include other services and features. As of December 31, 2004, we had 39,562 DSL connections in service and 15,593 dial-up Internet access subscribers in our franchised territories. For the years ended December 31, 2004 and December 31, 2003, Internet and enhanced data service revenues represented 10.7% and 8.7%, respectively, of our total revenues.

Edge-out services

In markets near our franchised territories, we provide local, long distance and high-speed data services primarily to medium and large businesses. In addition, as part of our edge-out services, we maintain and market a fiber transport and Internet egress business to customers primarily in the Southeast region of the United States. In our edge-out markets, we provided basic local exchange services to 11,880 voice access lines and 653 high-speed data connections as of December 31, 2004. Approximately 59.4% of our edge-out customers take our data product. In addition, we provide data and Internet related services to our customers primarily using asynchronous transfer mode, or ATM, switches distributed strategically throughout our network, enabling customers to use a single network connection to communicate with multiple sites throughout our fiber optic network and egress to the Internet. Our transport business customers are other interexchange carriers and major accounts and we provide services such as intercity transport, including both high capacity and optical wavelength transport, metro access services and Internet egress services at a DS-3 level and above. For the years ended December 31, 2004 and December 31, 2003, edge-out service revenues represented 6.1% and 7.5%, respectively, of our total revenues.

Telephone directory and other miscellaneous revenues

Our telephone directory and other miscellaneous revenues consist primarily of revenues from advertising sold in our telephone directories, revenues earned from construction of telecommunications facilities for customers, revenues earned from sales of telephone equipment to business customers and revenues earned from other carriers for billing their long-distance customers for long-distance calls and collecting the amounts due.

Our directory service provides telephone directories in our franchised territories that consist of residential and business white and yellow page listings and advertisements. We currently produce nine different directories in our service areas. We provide this service through third-party contractors who pay us a percentage of revenues realized from the sale of advertising placed in these directories.

For certain large customers, we earn revenues from construction of certain telecommunication facilities designed for their specific use. We are a reseller of telephone equipment, such as telephone systems and handsets, primarily to business customers. As part of this service, we provide installation and support to our customers including maintenance under contract agreements for fees based on the level of services provided. For the years ended December 31, 2004 and December 31, 2003, telephone directory and other miscellaneous revenues represented 8.2% and 7.3%, respectively, of our total revenues.

We have entered into an agreement with the National Rural Telecommunications Cooperative that will allow us to offer DIRECTV satellite television service to our customers. We anticipate commencing with the introduction of this product offering during the second quarter of 2005. We do not expect this agreement will require significant cash outlays to implement or provide services to customers or to otherwise have a material impact on our financial position, results of operations or cash flows.

Sales and marketing

Our marketing approach emphasizes customer oriented sales, marketing and service with a local presence. In our franchised territories, we market our products primarily through our customer service and sales representatives supported by direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events. Best sales practices are shared amongst our rural telephone companies. In each of our markets, we maintain business offices that allow our customers the opportunity to pay their bills directly or meet personally with our local management, customer service and sales representatives. Our customer service and sales representatives are well trained and earn incentive compensation to promote sales of services to customers that meet their unique needs. In each rural telephone company, we also have quota-carrying outside sales representatives that market to businesses by offering focused, customized proposals.

The services we provide can be purchased separately but more often are included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. Our sales and marketing strategy for our operations in our franchised territories focuses on the bundling of services and the benefits it provides to our customers. We believe that a fully-integrated bundle of services maximizes our opportunity to increase penetration of new and existing services and reduces our risks of losing customers to increasingly aggressive competitors. We feel that the convenience and simplicity of a single provider and a single bill, in addition to the cost savings, is highly valued by our customers. Because of the convenience a bundle offers, we believe customers are more satisfied and less likely to select other vendors as their telecommunications provider.

In 2003, we introduced a residential bundled offering in each of our markets which we have branded as our “No Limits” package. Our results show that the No Limits package has been successful in increasing penetration rates in services such as DSL and long distance. Many of our existing customers selecting the No Limits package are new DSL subscribers and long distance customers and this has led to an overall increase in our monthly average revenue per subscriber of the bundle of approximately $18.

The No Limits bundle is marketed to our residential customers at approximately $85 per month, which includes fees but not taxes, with the price varying slightly by location. We believe our pricing points for the No Limits package is at a level equal or better than packages offered by cable, wireless, and interexchange competitors in our markets. The No Limits package offers:

•	unlimited local telephone service;

•	unlimited nationwide long distance;

•	unlimited use of our most popular custom calling features including caller identification and voicemail; and

•	unlimited use of our high-speed DSL service for Internet access.

We also employ marketing campaigns to systematically move customers from our dial-up Internet service to DSL and from purchasing single services to purchasing bundled options like the No Limits package. Because of the convenience a bundle offers, we believe customers are more satisfied and less likely to seek other vendors for their voice and data services.

In our edge-out services, our sales and marketing group consists of an agent liaison manager for each of our three edge-out operating regions that work with 28 companies authorized as agents to market our services. In addition, two quota-carrying outside sales representatives for Gallatin River in Illinois also market edge-out services. Our agents and our direct sales force market our services to medium and large businesses. These sales forces make direct calls to prospective and existing business customers, conduct analyses of business customers’ usage histories and service needs, and demonstrate how our service package will improve a customer’s communications capabilities and costs. Our network engineers work closely with our sales representatives to design service products and applications, such as high-speed data and wholesale transport services, for our customers. For our existing customer base, our Client Based Marketing group handles contract renewals and upgrades. We divide our account types between General Business and Major Accounts. General Business customers generally have under 100 access lines. Major Account business customers generally have more than 100 access lines and/or requirements for high capacity data transport and access.

We serve our edge-out markets predominantly from our established operations in Mebane, North Carolina and Pekin, Illinois. We also have sales and operations facilities in New Orleans, Louisiana that are managed by our rural telephone company in Foley, Alabama. Our local offices are primarily responsible for coordinating service and customer premise equipment installation activities. Our technicians survey customer premises to assess building entry, power and space requirements and coordinate delivery, installation and testing of equipment.

We believe that our customers value our “single point of contact” for meeting their telecommunications needs as well as our ability to provide a fully integrated portfolio of services. Our ATM-based services are fully monitored for service performance by systems in our network operations center, enabling us to provide preventative as well as corrective maintenance 24 hours a day, 365 days a year.

We seek to maintain and enhance the strong brand identity and reputation that each of our rural telephone companies enjoys in its communities. We believe this provides us with a competitive advantage. For example, in each of our major areas of operation, we market our products and presence through our local brand names, MebTel Communications in North Carolina, Gallatin River Communications in Illinois, GulfTel Communications in Alabama and Coastal Communications in Georgia. As we market new services, or reach out from our established markets, we will seek to use our brand identities to attain increased recognition with potential customers. In our edge-out markets, we are building and enhancing our brand identity as Madison River Communications.

Network

We offer facilities-based services in each of our markets. Our fully integrated telecommunications network is comprised primarily of ATM core switches, capable of handling both voice and data, and time division modulation digital central office switches and our packet network used for DSL services that reach approximately 97% of our customers in our franchised territories. Our network also includes approximately 3,600 route miles of local and long-haul fiber optic network predominately based in the southeastern United States. We currently own predominantly all of our network facilities in our operations in our franchised territories. In our edge-out services, we own most of our network facilities, including substantially all of our long-haul fiber network, but do lease certain facilities and elements to allow us to serve our customers. We have not booked any revenues from swaps of indefeasible rights to use.

We have a full suite of proven operational support systems and customer care/billing systems that we believe allow us to meet or exceed our customers’ expectations. Our operational support systems include automated provisioning and service activation systems, mechanized line record and trouble reporting systems, inter-company provisioning and trading partner electronic data exchange systems. We employ an Internet service provider provisioning system and helpdesk database software to assist new data customers and to communicate with them when necessary. We currently bill our edge-out, Mebtel, Inc. and Gulf Telephone Company customers using our Unix-based Single View billing system and Coastal Utilities customers with an AS400 based billing system from Comsoft. We outsource our billing for Gallatin River to a third party vendor. We believe our operational support systems are scalable to accommodate reasonable growth and expansion we may experience.

Our network operations center located in Mebane, North Carolina monitors all of our networks, transport and ATM elements, our internal network routers and transport elements, digital switching systems and ISP infrastructure devices twenty-four hours a day, 365 days a year.

The majority of our fiber optic network comprises a long-haul network in the southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five United States Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston and Dallas, Texas. We have designated Atlanta and Dallas as our Internet egress points.

In connection with our offering of local exchange services in our edge-out markets, we have entered into interconnection agreements to resell the incumbent carrier’s local exchange services and interconnect our network with the incumbent carrier’s network for the purpose of immediately gaining access to the unbundled network elements necessary to provide local exchange services and high-speed data service. We have entered into such interconnection agreements with BellSouth, Verizon, Sprint and SBC. The interconnection agreements contain provisions that grant us the right to obtain the benefit of any arrangements entered into during the term of the interconnection agreements between the incumbent carriers and any other carrier that materially differs from the rates, terms or conditions of our interconnection agreements. Under the interconnection agreements, we may resell one or more unbundled network elements of the incumbent carriers at agreed upon prices. Our agreements with BellSouth and Sprint are scheduled to expire in July 2006 and June 2006, respectively. We have two interconnection agreements with Verizon, each of which is scheduled to expire in April 2005 and which automatically renew for six month terms unless either party gives 90 days notice of its intent to terminate. Our agreement with SBC is terminable at any time by either party upon 180 days notice. As discussed further under the caption “Regulation”, the status of our interconnection agreements with the incumbent carriers is at risk due to a ruling by the DC Circuit Court to vacate and remand portions of the FCC’s Triennial Review Order. As a result of this ruling, the FCC issued new rules on December 15, 2004. These new rules limit the ability of our EOS operations to purchase high speed transport and loop unbundled network elements at favorable prices from the incumbent local exchange carriers in certain high density markets, including our markets in Raleigh and Durham, North Carolina and New Orleans, Louisiana. These new rules, however, remain subject to further legal challenge and, accordingly, we cannot be certain whether the interconnection agreements we have with other incumbent local exchange carriers will remain in effect or will be subject to significant modifications.

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

Employees

As of December 31, 2004, our work force consisted of 625 full-time employees of which 138 of our employees at Gallatin River are subject to collective bargaining agreements with the International Brotherhood of Electrical Workers, or IBEW, and with the Communications Workers of America, or CWA. Our labor agreement with the CWA, covering 56 employees of Gallatin River in Galesburg, Illinois, was renegotiated during 2002 for a three-year period that ends April 30, 2005. Our labor agreements with the IBEW, covering 28 employees of Gallatin River in Dixon, Illinois and 54 employees of Gallatin River in Pekin, Illinois, were also renegotiated during 2002. The collective bargaining agreement for the employees in Dixon was extended to November 30, 2005 and the collective bargaining agreement for employees in Pekin was extended to September 30, 2005. We conduct quarterly communication meetings with the union leadership and are preparing for formal union negotiations to be initiated on each of the above contracts approximately 30-45 days in advance of the contract expiration date. The outcome of these negotiations cannot be determined at this time and there can be no assurance that, upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that such new agreements will be on terms satisfactory to us. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We also believe that our relations with our employees are good.

Environmental Regulations

Our operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, we could be subject to certain environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

Industry Overview

Industry and market data used throughout this Form 10-K were obtained from our own research, studies conducted by third parties and industry and general publications published by third parties. In some cases, these data are management estimates based on our industry and other knowledge. We have not independently verified market and industry data from third-party sources. While we believe internal company estimates are reliable and market definitions are appropriate, they have not been verified by any independent sources.

Industry Participants

Industry participants include both incumbent and competitive local exchange carriers. The local exchange industry is comprised of a few large, well-known companies, including the four regional Bell operating companies, several mid-sized companies like us, and hundreds of relatively small independent companies. Incumbent local exchange carriers were the providers of local service in their service territories prior to the passage of the federal Telecom Act and have generally retained local service obligations. The Telecom Act, which amended the Communications Act, substantially changed the regulatory structure applicable to the telecommunications industry, with a stated goal of stimulating competition for virtually all telecommunications services, including local telephone service, long distance service and enhanced services. Competitive local exchange carriers have emerged as competing providers of local service since the passage of the Telecom Act. See “Regulation—Federal Regulation.”

Large incumbent local exchange carriers generate the vast majority of the nation’s local exchange revenues and provide a majority of the nation’s access lines. According to the FCC, total local exchange revenues in 2003 were over $123 billion. A majority of the mid-sized and small incumbent local exchange carriers operate in rural areas and are referred to as rural local exchange carriers. Rural local exchange carriers generally experience stable revenues and predictable cash flows due to their stable customer bases and limited wireline competition. Compared to urban operators, rural local exchange carriers, which serve rural communities and small cities and towns, generally have limited wireline competition because of the lower customer density in their service areas and the high residential percentage of their subscriber base. In addition, rural local exchange carriers benefit from a favorable regulatory environment which limits the requirement to resell elements of their networks to competing carriers and a universal service fund which compensates rural local exchange carriers to partially offset the higher costs of operating in rural areas.

Rural local exchange carriers owned by families or small groups of individuals face technical, administrative and regulatory complexities of the local telephone business which challenge the capabilities of local management. We believe that the owners of many of these small companies will consider selling their businesses. In addition, several larger, urban oriented, telephone companies have sold, or are considering selling, a portion of their rural telephone exchanges in order to focus on major metropolitan operations that generate the majority of their revenues. As a result, we believe that there will be further acquisition opportunities for rural telephone operations.

Interexchange carriers generally provide long distance services between telephone users, often using local exchange carriers’ networks to originate and terminate calls. These interexchange carriers operate interconnected networks that comprise, together with the local exchange carriers, a system referred to as the public switched telephone network. Through the public switched telephone network, any user of switched telecommunications services has the ability to place a call to any other switched telecommunications user in the nation. Other providers, such as wireless carriers, and technological developments, such as digital microwave, satellite and voice over Internet protocol, or VOIP, offer alternatives to traditional telecommunications services.

Competition

We operate primarily as an incumbent local exchange carrier in our franchised territories in an industry that is highly competitive. However, due to the rural, low-density characteristics of our existing operating areas, the high cost of entry into these markets and the lack of concentration of medium and large business users, we believe that compared to local exchange carriers serving more urban and densely populated areas, we have historically faced less competition in our existing markets. As characteristics of our markets change, regulatory barriers are removed and entry costs decrease, the likelihood of local competitors entering our markets may increase. Significant and potentially larger competitors could enter our markets at almost any time. Use of bundles of service, provided at a discount, helps us to gain market share and increase our monthly average revenue per unit for a subscriber of the bundle. In each of our operations, we have benefited from being first to market with broadband service, particularly since customers avoid changing broadband service providers and e-mail addresses when they are satisfied with the quality of service and pricing received from their existing provider. Our competitors are expected to utilize a similar strategy in competing with us, but generally have concentrated their marketing efforts on larger cities, which has allowed us to achieve the advantage of being the first to market.

We currently face competition from, and in the future may face additional competition from, other telecommunications providers, including cable television companies, wireless telecommunications providers, competitive local exchange carriers, VOIP providers, electric utilities, microwave carriers, Internet service providers and private networks built by large end users and municipalities.

Local and Long Distance. With wireless telephone companies offering significant minutes of use, including long distance calls, for a flat fee, customers may believe it is more cost effective to substitute their wireless telephones for wireline telephones and to use their wireless telephones to make long distance calls, and we may experience a decrease in our local, long distance and network access service revenues. The introduction of wireline to wireless intermodal number portability, or the ability of a customer to change from a traditional wireline service provider to a wireless service provider while retaining his or her telephone number, may increase the attractiveness of wireless service as a substitute for our wireline services. Each of our rural telephone companies’ long-distance services compete with MCI, Sprint and AT&T and, other than at our Illinois rural telephone company, BellSouth.

Internet Services. We face or expect to face competition for high-speed access to the Internet from cable TV companies in each of our markets. Further, cable TV companies are developing the ability to provide voice services over their network facilities which could create additional competition for our voice services. We also have facilities-based interconnection agreements at Gallatin River and Gulf Telephone and could potentially enter into more interconnection agreements in the future, some of which may allow competitors to provide additional voice services to our customers. Our primary broadband competitors providing cable modem service are Time Warner Cable in North Carolina, Insight Communications in Illinois, Mediacom in Alabama and Comcast in Georgia.

Edge-Out Services. In each of the edge-out markets where we provide competitive local services, the services we offer compete principally with the services offered by the incumbent local exchange carrier serving that area. These local telephone companies have long-standing relationships with their customers and have the potential to fund their competitive services with their monopoly service revenues. Incumbent local exchange carriers are generally constrained in pricing by tariffs filed with state and federal regulators. Such carriers generally are not free to reduce customer pricing in response to specific competitive situations, but are required to use filed and approved tariffs, rates and terms for all customers. These carriers unsuccessfully have sought the approval of regulators for increased pricing flexibility to help them respond to competitive offerings. Such pricing flexibility would allow an incumbent local exchange carrier to offer lower prices only to customers at risk of converting to competitive providers. Such pricing flexibility would make marketing of our competitive local exchange carrier services more difficult. Pursuant to the Telecom Act, it is likely that as competition increases, the FCC will forbear from exercising regulatory authority over additional aspects of the operations of incumbent local exchange carriers; similar changes may occur with respect to state regulation. As a result, incumbent local exchange carriers may be afforded increased pricing flexibility for their services and other regulatory relief, which could adversely effect our competitive local operations. The incumbent local exchange carriers with which we compete may be allowed by regulators to lower rates for their services, engage in substantial volume and term discount pricing practices for their customers or seek to charge us substantial fees for interconnection to their networks.

Other incumbent local exchange carriers can also adversely affect the pace at which we add new customers to our edge-out business by prolonging the process of providing unbundled network elements, collocations, intercompany trunks and operations support system interfaces, which allow the electronic transfer between incumbent local exchange carriers and competitive local exchange carriers of needed information about customer accounts, service orders and repairs. Although the Telecom Act requires incumbent local exchange carriers to provide the unbundled network elements, interconnections and operations support system interfaces needed to allow the competitive local exchange carriers and other new entrants to the local exchange market to obtain service comparable to that provided by the incumbent local exchange carriers to their own customers in terms of installation time, repair response time, billing and other administrative functions, in many cases the incumbent local exchange carriers have not complied with the mandates of the Telecom Act to the satisfaction of many competitors. In addition, the interconnection regulations may be affected by the outcome of pending court decisions and FCC rulemaking.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting us or the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings which could change the manner in which we or our industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the telecommunications industry, and such changes may have an adverse effect on us in the future. See “Risk Factors—Risks Relating to Our Regulatory Environment—We are subject to extensive government regulation that could change in a manner adverse to us.”

Overview

We are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate and international telecommunications services. State telecommunications regulatory commissions exercise jurisdiction over intrastate telecommunications services. The FCC does not directly regulate enhanced services and has preempted certain inconsistent state regulation of enhanced services. Additionally, municipalities and other local government agencies regulate limited aspects of our business, such as use of government owned rights of way, construction permits and building codes.

The following description discusses some of the major telecommunications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may influence our business.

Federal Regulation

We are subject to, and must comply with, the Communications Act. Pursuant to this statute and associated FCC rules, the FCC regulates the rates and terms for interstate access services, which are an important source of revenues for our rural telephone companies. The amendments to the Communications Act contained in the Telecom Act have changed and are expected to continue to change the telecommunications industry. Among its more significant provisions, the Telecom Act (1) removes barriers to entry into local telephone services while enhancing universal service, (2) requires incumbent local exchange carriers to interconnect with competitors, (3) establishes procedures pursuant to which incumbent local exchange carriers may provide other services, such as the provision of long distance services by regional Bell operating companies and their affiliates (including their respective holding companies) and (4) directs the FCC to establish an explicit subsidy mechanism (while simultaneously removing implicit subsidies) for the preservation of universal service.

Access Charges

The FCC regulates the prices that incumbent local exchange carriers charge for the use of their local telephone facilities in originating or terminating interstate transmissions. State regulatory bodies regulate intrastate charges. Federal and state charges are subject to change at any time. The FCC has structured these prices, or access charges, as a combination of recurring monthly charges paid by the end-users, recurring monthly charges paid by long distance carriers for dedicated facilities and usage sensitive charges paid by long distance carriers.

The FCC regulates the levels of interstate access charges by imposing price caps on larger incumbent local exchange carriers. These price caps can be adjusted based on various formulae and otherwise through regulatory proceedings. Smaller incumbent local exchange carriers may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated incumbent local exchange carriers base their access charges on price caps. Through 2004, our rural telephone companies elected not to utilize federal price caps. Instead, our rural telephone companies employ rate-of-return rate-making for their interstate access charges. Our rural telephone companies all participate in the NECA common line pool, which files tariffs on behalf of its members to establish interstate common line end user rates for its participants to recover the interstate portion of their loop costs. One of our rural telephone companies, Mebtel, Inc., also participates in NECA’s traffic sensitive pool, which files tariffs on behalf of its members to establish interstate switched and special access rates. The other rural telephone companies file their own interstate traffic sensitive rates with the FCC. NECA tariffs, as well as our own tariffs, are established at rates which will allow the carriers to recover operating expenses incurred and earn the authorized after-tax return on their investment. The authorized rate of return for interstate access services is currently 11.25%.

In May 1997, the FCC initiated a multi-year transition designed to lead to lower usage-sensitive access charges for larger incumbent local exchange carriers. As part of this transition, the FCC in August 1999 adopted an order and further notice of proposed rulemaking aimed at introducing additional pricing flexibility and other deregulation for these larger companies’ interstate access charges, particularly special access and dedicated transport. In May 2000, the FCC lowered switched access rates, increased caps applicable to end-user rates and established additional universal service funding support for these larger companies. Previously, in May 1998, the FCC proposed to initiate a similar transition for smaller incumbent local exchange carriers, including our rural telephone companies. This proceeding was concluded and an order issued in November 2001 known as the MAG Order.

The MAG Order was released November 8, 2001 and was effective January 1, 2002. The MAG Order applies to non-price cap or “rate-of-return” exchange carriers. The MAG Order increased the maximum Subscriber Line Charges, or SLCs. The MAG order reduced switched access charges paid by long distance carriers, increased the recovery of costs from end users and increased the amount of costs recovered from federal universal funding. As a result, although total revenue did not change, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural telephone companies, has decreased and may continue to decrease. Beginning January 1, 2002, the maximum SLCs for single line business and residential customers increased from $3.50 per month to $5.00 per month. The maximum single line business and residential SLCs increased to $6.00 as of July 1, 2002 and increased to $6.50 as of July 1, 2003. Maximum SLCs for multi-line business customers increased to $9.20 effective January 1, 2002, and no further increases are scheduled.

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

On May 22, 2001, the FCC released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap incumbent local exchange carriers and a freeze of all allocation factors for rate-of-return incumbent local exchange carriers. This order also gave rate-of-return incumbent local exchange carriers a one-time option to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors. The freeze is in effect from July 1, 2001 through June 30, 2006, or until the FCC has completed comprehensive separations reform, whichever comes first. The frozen allocation factors and category relationships will be based on carriers’ separations studies for calendar year 2000. Our rural telephone companies opted not to freeze their category relationships.

During 2001, the FCC released an order establishing access charge rules for competitive local exchange carriers. Under FCC rules, competitive local exchange carriers can file interstate tariffs for access charges only if the access charge rates conform to FCC safe harbor rates (essentially, the rate charged by the largest incumbent local exchange carrier in that market area). A competitive local exchange carrier wishing to charge higher rates can do so, but cannot use the tariff process to collect such rates. Under these rules, interexchange carriers are required to interconnect with companies whose rates are within the FCC safe harbor guideline, and are required to pay access charges at the tariffed rates.

The Telecommunications Act of 1996

The Telecom Act, which amended the Communications Act, changed and will continue to change the regulatory and competitive landscape in which we operate. The most important of these changes are removing most legal barriers to market entry into local telephone services; requiring that incumbent local exchange carriers, such as our incumbent local exchange carriers, interconnect with competitors and offer unbundled network elements; establishing procedures for the regional Bell operating companies to provide long distance services within their home regions; and creating greater opportunities for competitive providers, such as our competitive local exchange carrier, to compete with other incumbent local exchange carriers. Each of these changes is discussed below.

Removal of Entry Barriers

Prior to the enactment of the Telecom Act, many states limited the services that could be offered by a company competing with an incumbent local exchange carrier. The Telecom Act generally prohibits state and local governments from enforcing any law, rule or legal requirement that has the effect of prohibiting any entity from providing any interstate or intrastate telecom service. However, states can modify conditions of entry into areas served by rural telephone companies where the state telecommunications regulatory commission has determined that certain universal service protections must be satisfied. The federal law should allow us to provide a full range of local and long distance services in most areas of any state. Following the passage of the Telecom Act, the level of competition in the markets we serve has increased and is expected to continue to increase.

Interconnection with Local Telephone Companies and Access to Other Facilities

The Telecom Act imposes a number of access and interconnection requirements on all local exchange carriers, including competitive local exchange carriers, with additional requirements imposed on incumbent local exchange carriers. These requirements are intended to promote competition in the local exchange market by, in part, ensuring that a carrier seeking interconnection will have access to the interconnecting carrier’s networks under reasonable rates, terms and conditions. Specifically, local exchange carriers must provide the following:

•	Resale. Local exchange carriers generally may not prohibit or place unreasonable restrictions on the resale of their services.

•	Telephone Number Portability. Local exchange carriers must provide for telephone number portability, allowing a customer to keep the same telephone number when it switches service providers.

•	Dialing Parity. Local exchange carriers must provide dialing parity, which allows customers to route their calls to a telecommunications provider without having to dial special access codes.

•	Access to Rights-of-Way. Local exchange carriers must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

•	Reciprocal Compensation. The duty to establish reciprocal compensation arrangements for the transport and termination of telecommunications originated and terminated within a geographic scope established by FCC rules.

All of our rural telephone companies have implemented full equal access (dialing parity) capabilities and local number portability. On an industry-wide basis, the porting of numbers from rural telephone companies like ours to wireless carriers has not been significant. Effective March 11, 2005, the DC Court of Appeals suspended the requirement for rural carriers, such as Madison River’s ILEC operations, to port numbers to wireless carriers. The wireline to wireless number portability requirement for rural incumbent local exchange carriers was remanded to the FCC. We are uncertain, however, of how the FCC will address wireless number portability for rural wireline carriers or what impact wireline to wireless portability will have on our costs to provide service and on our customer base in the future.

In addition, all incumbent local exchange carriers must provide the following, subject to the statutory exemptions for rural telephone companies:

•	Interconnection. Interconnect their facilities and equipment with any requesting telecommunications carrier at any technical feasible point;

•	Notice of Changes. Provide reasonable notice of changes to the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability;

•	Resale at a wholesale discount. Offer its retail local telephone services to resellers at a wholesale rate that is less than the retail rate charged to end-users.

•	Unbundling of Network Elements. Offer access to various unbundled elements of their networks at cost-based rates.

•	Collocation. Provide physical collocation, which allows competitive local exchange carriers to install and maintain their own network termination equipment in incumbent local exchange carriers’ central offices, or functionally equivalent forms of interconnection under some conditions.

Competitors are required to compensate the incumbent telephone company for the cost of providing these interconnection services.

All of our rural telephone companies qualify as rural telephone companies under the Telecom Act. They are, therefore, statutorily exempted from the incumbent local exchange carrier interconnection requirements unless and until they receive a bona fide request for wholesale resale, unbundling or collocation, and the applicable state telecommunications regulatory commission acts to lift the exemption. Despite their rural status, Gallatin River Communications agreed with the Illinois Commerce Commission and Mebtel, Inc. agreed with the North Carolina Utilities Commission that they would not contest requests by competitive local telephone companies for such interconnection arrangements. State commissions have jurisdiction to review certain aspects of interconnection and resale agreements. Our rural telephone companies may also seek specific suspensions or modification of interconnection obligations under the Telecom Act as a company that serves less than two percent of the nation’s access lines, where such interconnection obligations would otherwise cause undue economic burden or are technically infeasible.

The FCC has adopted rules regulating the pricing of the provision of unbundled network elements by incumbent local exchange carriers. On May 13, 2002, the Supreme Court affirmed that the FCC’s rules basing unbundled network element, pricing on forward-looking economic costs, including total element long-run incremental costs methodology, were proper under the Telecom Act. The Court also affirmed the FCC’s requirement that incumbent local exchange carriers combine unbundled network elements for competitors when they are unable to do so themselves. Although the United States Supreme Court has upheld the FCC’s authority to adopt total element long-run incremental cost pricing rules, the specific pricing guidelines created by the FCC remain subject to review in a pending FCC proceeding and to further review by the federal courts. In addition to proceedings regarding the FCC’s pricing rules, the FCC’s other interconnection requirements remain subject to further court and FCC proceedings.

The Telecom Act requires utilities to provide access to their poles, ducts, conduits and rights-of-way to telecom carriers on a nondiscriminatory basis. In October 2000, the FCC adopted rules prohibiting certain anticompetitive contracts between carriers and owners of multi-tenant buildings, requiring incumbent local exchange carriers to disclose existing demarcation points in such buildings and to afford competitors with access to rights-of-way, and prohibiting restrictions on the use of antennae by users which have a direct or indirect ownership or leasehold interest in such properties.

Unbundling of Network Elements

On February 20, 2003, the FCC announced a decision to revise its rules requiring the unbundling of network elements by the incumbent local exchange carriers, which was released in a formal Order on August 21, 2003 (the “Triennial Review Order”). The new regulations limit the obligation of the incumbent local exchange carriers to provide access to broadband network facilities. The new rules do not require incumbent local exchange carriers to make fiber-to-the-home loops or the increased transmission capacity that exists after the extension of fiber networks further into a neighborhood available to competitive local exchange carriers. Similarly, the FCC eliminated the requirement that line-sharing, where a competitive local exchange carrier offers high-speed Internet access over certain frequencies while the incumbent local exchange carrier provides voice telephone services over other frequencies using the same local loop, be available as an unbundled element.

The Triennial Review Order redefined the standard for determining which services are subject to mandatory unbundling by requiring that, for a network element to be required to be unbundled, a competitive local exchange carrier must demonstrate that a lack of access to an incumbent local exchange carrier’s network element creates barriers, including operational and economic barriers, to its entry into the local telecommunications market which are likely to make entry into that market unprofitable. The FCC also eliminated its presumption that switching for business customers served by high-capacity loops, such as DS-1, must be unbundled to ensure competition. Instead, state utility commissions were given 90 days from the effective date of the Triennial Review Order (August 21, 2003) to determine based on market conditions that such switching must still be unbundled to preserve competition. No state utility commissions made any such determinations by November 20, 2003, the deadline for doing so under the Triennial Review Order. The FCC also eliminated the limited requirement for unbundling of packet switching.

The revised rules provided state utility commissions with an increased role in determining which individual elements must be unbundled in the markets they regulate. The state utility commissions were to make detailed assessments of the status of competition in the markets within their states to ensure that the unbundling requirements are applied in a manner consistent with the newly announced standard for determining which services are subject to mandatory unbundling. On March 2, 2004, however, the United States Court of Appeals for the District of Columbia Circuit issued a decision that affirmed in part and vacated and remanded in part the Triennial Review Order. The Court held that the FCC’s delegation to the state utility commissions was unlawful. The Court also vacated and remanded the FCC finding that competitive local exchange carriers are impaired without access to mass market switching and dedicated transport elements based on the DC Circuit Court’s view that the FCC cannot subdelegate its responsibilities to the state utility commissions. The Court upheld the FCC finding that incumbent local exchange carriers are not required to provide unbundled network elements for data services or to provide line sharing. The Court vacated the FCC finding that wireless carriers are impaired without access to dedicated transport facilities. The DC Circuit Court then stayed the effective date of its decision for 60 days, giving the telecommunications industry time to appeal the decision and the FCC time to put interim rules in place until the vacated and remanded issues are resolved.

In response to the reversal of its rules by the Court, the FCC issued interim rules on August 20, 2004, and initiated a proceeding to review and revise its unbundling rules. On December 15, 2004, the FCC adopted new rules which were released February 4, 2005. The new rules reduce incumbent local exchange carriers’ obligations to lease interoffice transport and high-capacity loops, and eliminate the requirement to lease mass market local circuit switching, including the unbundled network element platform (a combination of loop, switching and transport which allows competitive local exchange carriers to offer service without their own infrastructure). The revised rules took effect March 11, 2005 and, subject to a twelve month transition, eliminate an incumbent local exchange carrier’s obligations to provide unbundled network element platform services nationwide, certain high speed interoffice facilities and certain high capacity unbundled network element loops in larger incumbent local exchange carrier wire centers. Such larger incumbent local exchange wire centers include wire centers in Raleigh and Durham, North Carolina and New Orleans, Louisiana which are used by our EOS operations to provide competitive telecommunication services to customers. Several parties have challenged those rules in court and it is not possible to predict the result of any subsequent reconsideration or appeals. We expect to pay higher rates for high speed transport and loop unbundled network elements in certain Raleigh and Durham, North Carolina and New Orleans, Louisiana wire centers. We further expect that after March 11, 2006, such high speed unbundled rate elements will no longer be available at favorable pricing. Our contracts with EOS subscribers allow us to pass through increased network costs and we are currently evaluating our options. It is not possible to predict the outcome or the ultimate impact on our RLEC operations or our edge-out services. We are also uncertain as to the impact on our RLEC operations or edge-out services of actions that may be taken by state utility commissions based upon the new regulations or new legislation that may be considered and passed in response to the new regulations or any further court decisions.

On July 8, 2004, the FCC issued an Order in a proceeding in which it considered whether to modify the pick-and-choose rule established pursuant to Section 252(i) of the Communications Act that permitted requesting competitive local exchange carriers to opt into individual portions of interconnection agreements without accepting all the terms and conditions of such agreements. The FCC adopted an “all or nothing” rule whereby a competitive local exchange carrier that seeks interconnection with an incumbent local exchange carrier by adopting the terms and conditions of an interconnection agreement between the incumbent local exchange carrier and another carrier must adopt all of the terms and conditions of the existing agreement. This new rule eliminates the prior opportunity for a competitive local exchange carrier to assemble an interconnection agreement by utilizing a “pick and choose” process to obtain the most favorable terms from all existing agreements. The implementation of this new rule is favorable to our RLEC operations and other incumbent companies.

On April 27, 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way we receive compensation from other carriers and our end users. On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking in the Matter of Developing a Unified Intercarrier Compensation Regime. In this Rulemaking, the FCC seeks comment on various new interconnection proposals for consideration. At this time, we cannot estimate whether any such changes will occur or, if they do, what the effect of the changes on our wireline revenues and expenses would be.

RLEC Operations Services Regulation

Our RLEC operations segment revenue is subject to regulation, including rate-of-return regulation by the FCC and incentive regulation by various state regulatory bodies. We believe that state lawmakers will continue to review the statutes governing the level and type of regulation for telecommunications services. It is expected that over the next few years, legislative and regulatory actions will provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. We expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce services more expeditiously than in the past.

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

Bell Operating Company Entry into Long Distance Services

The FCC has required that incumbent and independent local exchange carriers that provide interstate long distance services originating from their local exchange service territories, must do so in accordance with “structural separation” rules. These rules require that our long distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from their affiliated local exchange telephone company at tariffed rates, terms and conditions. The FCC has initiated a rulemaking proceeding to examine whether there is a continuing need for such requirements, but we cannot predict the outcome of that proceeding.

Our principal competitor for local services in each area where we operate as a competitive local exchange carrier is an incumbent local exchange carrier. In many of these areas, the incumbent local exchange carrier is a regional Bell operating company. Although regional Bell operating companies and their affiliates were, prior to the passage of the Telecom Act, prohibited from providing long distance services, the Telecom Act allows a regional Bell operating company to provide long distance service in its own local service region upon a determination by the FCC that it had satisfied a 14 point checklist of competitive requirements. This provision increases the regional Bell operating companies’ incentives to open their markets to competition, to the benefit of competitive local exchange carriers; obtaining long distance service authority increases the ability of the regional Bell operating companies to compete against providers of integrated communications services. The states in which regional Bell operating company in-region authority has been granted includes each of the states in which we operate: Illinois, North Carolina, Georgia, Alabama, Mississippi and Louisiana.

Relaxation of Regulation

Through a series of proceedings, the FCC has decreased the regulatory requirements applicable to carriers that do not dominate their markets. All providers of domestic interstate services other than incumbent local exchange carriers are classified as non-dominant service providers. Our RLEC operations that operate as non-dominant service providers, primarily our long distance business and our Internet access business, are subject to relatively limited regulation by the FCC. Among other requirements, these subsidiaries must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory.

The FCC phased out the ability of long distance carriers to provide domestic interstate services pursuant to tariffs during 2001. These carriers are no longer able to rely on tariffs as a means of specifying the prices, terms and conditions under which they offer interstate services. The FCC has adopted rules that require long distance carriers to make specific public disclosures on the carriers’ Internet web sites.

Universal Service

The FCC is required to establish a “universal service” program that is intended to ensure that affordable, quality telecommunications services are available to all Americans. The Telecom Act sets forth policies and establishes certain standards in support of universal service, including that consumers in rural areas should have access to telecommunications and information services that are reasonably comparable in rates and other terms to those services provided in urban areas. A revised universal service support mechanism for larger incumbent local exchange carriers went into effect on January 1, 2000. A similar new universal service mechanism for rate-of-return incumbent local exchange carriers, known as the ICLS, went into effect January 1, 2002.

Per FCC rules, all incumbent local exchange carriers were required to choose whether to disaggregate specific rate centers for the purpose of establishing the amount of universal service payments associated with such rate centers, or maintain an aggregated study area approach. Our rural telephone companies developed and filed disaggregation studies in compliance with FCC rules. These studies identify the amount of portable universal service funding that would be available to a competitor that has been certified as an eligible telecommunications carrier in each rate center.

Competitive local exchange carriers that have been granted eligible telecommunications carrier status currently are eligible to receive the same amount of universal service funding per customer as the incumbent local exchange carrier serving the universal service area. To date, only two carriers have been granted eligible telecommunications carrier status in an area served by our incumbent local exchange carrier subsidiaries. In Alabama, two cellular providers have been certified as eligible telecommunications carriers in areas served by Gulf Telephone Company. As these cellular providers introduce services to customers in this geographic area and/or submit claims for existing customers, they will be eligible to draw universal service funds. Under current rules and procedures, the payment of universal service funding to an eligible telecommunications carrier in an area served by an incumbent local exchange carrier does not reduce the funding to the incumbent local exchange carrier. However, the growth of the fund due to payments to new eligible telecommunications carriers has generated concerns of legislative and regulatory bodies. The FCC review of the situation could result in rules being promulgated that could reduce universal service funding to our rural telephone companies.

Moreover, some disbursements to schools and libraries from the universal service fund were temporarily suspended during 2004 to comply with the Anti-Deficiency Act. As a result, a concern arose that similar delays could occur in disbursements from the universal service fund high cost support mechanism to rural carriers including our incumbent local exchange carriers. In response to these concerns, Congress has temporarily suspended the application of the Anti-Deficiency Act to the universal service fund through December 31, 2005. We cannot predict the impacts on us, including the timing of our receipts from and contributions to the universal service fund, of any actions that may subsequently be undertaken to address this issue on a permanent basis or the impact that would occur if the temporary suspension of the application of the Anti-Deficiency Act expires without further governmental action.

Our rural telephone companies receive federal and state universal service payments and are required to make contributions to federal and state universal service support. Such contributions represented approximately 1.3% of our revenues for the year ended December 31, 2004. Our contribution to federal universal service support programs is assessed against our interstate end-user telecommunications revenues. Furthermore, under the current regulatory scheme, as the number of access lines that we have in any given state increases, the rate at which we can recover certain payments decreases. Therefore, as we implement our growth strategy, our eligibility for such payments may decrease. Our contribution for such state programs is assessed against our intrastate revenues. Although many states are likely to adopt an assessment methodology similar to the federal methodology, states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC’s rules.

There are a number of factors which impact universal service. The recent history of declining interstate long distance revenues reduces the assessment base for universal service. The increase in payments to wireless carriers designated as eligible telecommunications carriers has resulted in increased funding requirements. The increased number of subscribers to VOIP services may reduce the number of wireline local services which constitute a portion of the assessment base for universal service. The continued scrutiny of federal universal service funding could trigger regulatory or legislative changes in how assessments are made for contributions to the fund, how contributions are calculated for rural local exchange carriers such as our rural telephone companies and what companies will be eligible for such contributions. In addition, there are a number of appeals challenging several aspects of the FCC’s universal service rules. We cannot predict with certainty whether regulatory or legislative changes will occur, when such changes would occur or what impact these changes would have on our business, results of operations or cash flow.

On December 13, 2002, the FCC released rules making minor changes to the procedures related to universal service fund assessments. This includes a higher assessment to wireless carriers, use of a current (rather than historical) basis of revenues for assessments, and rules limiting the charges to individual carriers to no more than the assessment percentage on that customer’s interstate revenues. These new rules are not expected to have any significant impacts on the operations of our rural telephone companies. In the order, the FCC also asked for comment on proposed changes to the way the assessments are recovered from end users, proposing to assess end users on a per line or per number basis rather than on the basis of retail-billed revenues. Although no decision from this notice of proposed rulemaking has been issued, it is anticipated that a recommendation from the Federal-State Joint Board on Universal Service will be issued soon followed by FCC action to consider the recommendation.

On February 27, 2004, the Federal-State Joint Board on Universal Service released a Recommended Decision addressing a number of universal service issues. The Recommended Decision is the product of state and federal commissioners working together to develop a consensus recommendation. The FCC has up to one year to act on the Recommended Decision and it can accept, reject or modify the recommendations in any manner it chooses. In the Recommended Decision, the Joint Board recommends the FCC adopt permissive federal guidelines for states to consider in eligible telecommunications carrier proceedings. These guidelines would generally make it more difficult for competitive eligible telecommunications carriers to be certified by requiring applicants to show a public interest benefit beyond a simple showing of increased competition. The Joint Board goes on to recommend that universal service payments be limited to a single primary connection that provides access to the public telephone network. It then recommends that the Commission seek comment on three alternative proposals to minimize impacts on rural carriers if payments are limited to a single primary connection. The Joint Board also recommends universal service payments per primary line be capped when a competitive eligible telecommunications carrier enters the market of a rural carrier. In response to the concerns of both rural landline and wireless carriers, however, Congress recently enacted legislation to stop the FCC from adopting a plan to distribute universal service fund on the basis of a single primary connection.

On February 25, 2005, the FCC adopted additional requirements for ETCs which may make it more difficult for competitors to gain ETC status. It is uncertain whether these additional requirements will impact the number of carriers designated as ETCs.

On June 28, 2004, the FCC issued an order asking the Federal-State Joint Board on Universal Service to review the rules governing federal universal service payment mechanisms for rural carriers. The FCC requested recommendations on whether universal service fund payments should be calculated on the basis of a rural carrier’s actual embedded costs or forward-looking economic cost estimates, whether to modify the definition of rural telephone company, and other issues. In response, on August 16, 2004, the Federal-State Joint Board on Universal Service issued a public notice seeking comment on these FCC rules. We are unable to predict whether and to what extent we would be eligible to receive any federal high-cost payments under such a plan.

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

To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers rather than common carriers. As such, ISPs have been exempt from various federal and state regulations, including the obligation to pay access charges and contribute to universal service funds. As part of a reciprocal compensation order, the FCC has determined that both dedicated and dial-up calls from a customer to an ISP are interstate, not local, calls and, therefore, are subject to the FCC’s jurisdiction. On March 24, 2000, the United States Court of Appeals for the District of Columbia vacated and remanded this determination so that the FCC can explain more clearly why such calls are not considered local. In April 2001, the FCC released an order that reclassified Internet service as information access and therefore not subject to reciprocal compensation. This finding was appealed to the United States Court of Appeals for the District of Columbia, which, on May 3, 2002, remanded the issue back to the FCC, finding that the FCC’s basis of its decision was insufficient. The FCC has not issued a further order establishing a different basis for its decision.

On February 12, 2004, the FCC initiated a proceeding to examine the manner in which ISPs should be regulated with respect to VOIP services and other services with respect to such matters as public safety, emergency 911 service, law enforcement access, consumer protections, disability access, USF and intercarrier compensation. It is not known at this time what impact this proceeding will have on our operations.

On February 12, 2004, the FCC ruled that pulver.com’s Free World Dialup service offering will remain a minimally regulated competitive option for consumers. The Declaratory Ruling adopted emphasizes the FCC’s long-standing policy of keeping consumer Internet services free from burdensome economic regulation at both the federal and state levels. In 2003, pulver.com filed a petition for declaratory ruling requesting that the FCC rule pulver.com’s Free World Dialup service to be neither a “telecommunications service” nor “telecommunications,” and therefore not subject to traditional telephone regulation. The FCC granted pulver.com’s petition and also declared Free World Dialup to be an unregulated information service that is subject to federal jurisdiction. On November 9, 2004, the FCC announced a decision that would preclude states from requiring certification of VOIP service providers.

On March 3, 2005, our subsidiary, Madison River Communications, LLC, entered into a consent decree with the FCC on behalf of itself, Madison River Telephone and the affiliated companies under the common control and ownership of Madison River Telephone. The purpose of the consent decree was to resolve an investigation by the

Enforcement Bureau of the FCC into allegations that the subject companies were blocking ports used for VOIP applications, thereby affecting customers’ ability to use VOIP through one or more VOIP service providers. Under the terms of the consent decree, we agreed to pay $15,000.00 and that we shall not block ports used for VOIP applications or otherwise prevent customers from using VOIP applications.

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

Communications Assistance for Law Enforcement Act

Under the Communications Assistance for Law Enforcement Act and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. We believe we are in compliance with those laws and regulations, as currently applied.

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

State Regulation—Incumbent Local Telephone Company

Most states have some form of certification requirement which requires telecommunications providers to obtain authority from the state telecommunications regulatory commission prior to offering common carrier services. Our operating subsidiaries in Alabama, Illinois, North Carolina and Georgia are incumbent local exchange carriers and are certified in those states to provide local telephone services.

State telecommunications regulatory commissions generally regulate the rates incumbent local exchange carriers charge for intrastate services, including rates for intrastate local services, long distance services and access services paid by providers of intrastate long distance services. Incumbent local exchange carriers must file tariffs setting forth the terms, conditions and prices for their intrastate services. Under the Telecom Act and FCC orders, state telecommunications regulatory agencies have jurisdiction to arbitrate interconnection disputes and to review and approve agreements between incumbent local exchange carriers and other carriers in accordance with rules set by the FCC. State regulatory commissions may also formulate rules regarding fees imposed on providers of telecommunications services within their respective states to support state universal service programs.

States often require prior approvals or notifications for certain acquisitions and transfers of assets, customers or ownership of regulated entities. Therefore, in most instances we will be required to seek state approval prior to completing new acquisitions of rural telephone companies. States generally retain the right to sanction a carrier or to revoke certifications if a carrier materially violates relevant laws and/or regulations.

In Alabama, Gulf Telephone Company is subject to regulation by the Alabama Public Service Commission. Gulf Telephone Company must have tariffs approved by and on file with that commission for basic, non-basic and interconnection services. Gulf Telephone Company operates in Alabama under price regulation rules. The Alabama Public Service Commission has completed a review of the state price regulation plan and has issued new rules effective

December 27, 2004. Under these new rules, all companies which have previously elected price regulation, including Gulf Telephone Company, are placed into the state Price Cap Plan, with an option to elect the state Price Flex Plan upon agreement to certain conditions. The new Price Cap Plan is similar to the previous Price Regulation plan and has no material impact on Gulf Telephone Company. The new Price Flex Plan offers additional pricing flexibility in return for the electing company agreeing to offer an expanded local calling plan and agreeing to open its network to competition. We are evaluating the benefits to Gulf Telephone Company of moving to the Price Flex Plan, but are waiting on the Alabama Public Service Commission to clarify certain aspects of the Price Flex option.

The Illinois Commerce Commission, or ICC, regulates Gallatin River Communications. Gallatin River Communications provides services pursuant to tariffs that are filed with, and subject to the approval of, the ICC. The rates for these services are regulated on a rate of return basis by the ICC, although Gallatin River Communications has pricing flexibility with respect to services that have been deemed competitive by the ICC, such as digital centrex, high capacity digital service, intra-local access and transport area toll service, wide area telephone service and digital data services. The ICC has approved several interconnection agreements under the Telecom Act between Gallatin River Communications and mobile wireless carriers, as well as agreements between Gallatin River Communications and facility-based competitive local exchange carriers. Gallatin River Communications is required to support state universal service programs and is subject to ICC rules implementing these and the federal universal service programs.

In North Carolina, our rural telephone company, Mebtel, Inc., is regulated by the North Carolina Utilities Commission. Mebtel, Inc. provides service pursuant to tariffs that are filed with, and subject to the approval of, the North Carolina Utilities Commission. Effective January 1, 2000, a price cap plan applies to Mebtel, Inc.’s rates for intrastate services, replacing rate of return regulation. Under the terms of the state price regulation plan, the North Carolina Utilities Commission has the right to review the terms of Mebtel, Inc.’s price regulation. The North Carolina Utilities Commission has not indicated any intent to perform such a review.

In Georgia, Coastal Utilities, Inc. is regulated by the Georgia Public Service Commission. Passage of the Telecommunications and Competition Development Act of 1995 (the “Georgia Act”) in Georgia significantly changed the Georgia Public Service Commission’s regulatory responsibilities. Instead of setting prices for competitive telecommunications services, the Georgia Public Service Commission now manages and facilitates the transition to competitive markets, establishes and administers a universal access fund, monitors rates and service quality, and mediates disputes between competitors. Under the alternative regulation available pursuant to the Georgia Act, Coastal Utilities, Inc. has agreed to cap the rate it charges for basic residential service; Coastal Utilities, Inc. is otherwise not subject to rate regulation for the telecommunications services it offers to its end user customers.

Interconnection with Wireless Carriers

The FCC has directed that IntraMTA traffic exchanged between an incumbent local exchange carrier and wireless carriers is subject to reciprocal compensation payments. An “MTA” is a Major Trading Area, as defined by the FCC, for purposes of awarding PCS spectrum licenses and often covers a significant portion of a one or two state area. Our rural telephone companies have received wireless reciprocal compensation based on a combination of state settlement arrangements and interconnection agreements with wireless carriers. During 2003, BellSouth took action throughout its region to attempt to terminate state settlement arrangements and replace these with direct interconnection agreements between the rural telephone companies and the wireless carriers. These actions impact Mebtel, Inc., Coastal Utilities, Inc. and Gulf Telephone Company. In response, our rural telephone companies have worked with state industry groups to negotiate individual state transition agreements and also have entered into a number of interconnection agreements with individual wireless carriers. These interconnection agreements generally have contract lives of three years or less, so our rural telephone companies are required to renegotiate and renew agreements on an ongoing basis.

State Regulation—Competitive Local Telephone Company

Madison River Communications, LLC is certified to provide intrastate local, toll and access services in the states of Illinois, North Carolina, South Carolina, Tennessee, Georgia, Florida, Alabama, Mississippi, Louisiana and Texas. In association with these certifications, Madison River Communications, LLC has filed state and local access and toll tariffs in all states except North Carolina, in which, pursuant to North Carolina Utilities Commission rules, Madison River Communications, LLC has filed a price list. Madison River Communications, LLC has filed interstate access tariffs and maintains long distance rates on its web site in accordance with FCC orders. Tariffs are updated as needed and periodic state financial and quality of service filings are made as required.

Madison River Communications, LLC has interconnection agreements with Verizon in Illinois and North Carolina, with Sprint in North Carolina, with SBC in Texas and Illinois, and with BellSouth in its nine state operating area. These interconnection agreements govern the relationship between the incumbent local exchange carriers and Madison River Communications, LLC’s operations in the areas of resale of retail services, reciprocal compensation, central office collocation, purchase of unbundled network elements and use of operational support systems.

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

Some jurisdictions where we may provide service require license or franchise fees based on a percent of certain revenues. There are no assurances that jurisdictions that do not currently impose fees will not seek to impose fees in the future. The Telecom Act requires jurisdictions to charge nondiscriminatory fees to all telecom providers, but it is uncertain how quickly this requirement will be implemented by particular jurisdictions in our edge-out markets, especially regarding materially lower fees that may be charged to incumbent local exchange carriers.

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

Risks Relating to our Credit Facilities

We are a holding company, with no revenue generating operations of our own. We depend on the performance of our subsidiaries and their ability to make distributions to us.

We are a holding company with no business operations of our own. Our only significant assets are the capital stock and member interests in our subsidiaries that we own. Because all of our operations are conducted by our subsidiaries, our cash flow and our ability to repay our debt and other obligations are dependent upon cash dividends and distributions or other transfers from our subsidiaries. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be subject to further restrictions under, among other things, the laws of their jurisdiction of organization.

We may be unable to access the cash flow of our subsidiaries. Certain of our subsidiaries are a party to or subject to our credit facilities with the Rural Telephone Finance Cooperative, or RTFC, and may in the future be a party to other borrowing agreements that restrict the payment of dividends to us, and such subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. Our current credit facilities with the RTFC contain (and credit facilities that we may enter into in the future may contain) restrictive covenants, including covenants that restrict the timing and amount of dividends, distributions and other intercompany advances or loans of cash and assets that our subsidiaries, subject to the terms of the credit facilities and related guarantees and security agreements, may pay or advance to us. Therefore, even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock or member interests or elect to advance or loan cash or other assets to us, we cannot be certain that our subsidiaries will be permitted to pay such dividend or distribution or to make such advance or loan under the terms of our credit facilities.

In addition, the assets of our subsidiaries will be subject to the prior claims of all creditors, including trade creditors, of those subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding of any of our subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from assets of those subsidiaries before any assets are made available for distribution to us. As of December 31, 2004, our subsidiaries had $499.0 million of outstanding liabilities, including trade payables.

As a result of the foregoing, we may be unable to receive cash through distributions or other payments in sufficient amounts to service our debt or pay our other obligations.

Our significant amount of long-term indebtedness could limit our operational flexibility or otherwise affect our financial condition.

We have a significant amount of long-term indebtedness. As of December 31, 2004, we had:

•	total indebtedness of $618.1 million;

•	total member’s capital of $44.6 million; and

•	a debt to equity ratio of 13.9 to 1.

For the year ended December 31, 2004, earnings would have been insufficient to cover our fixed charges by $1.0 million.

Our substantial level of indebtedness could have important consequences for us, including the following:

•	a significant portion of our cash flow from operations is likely to be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for working capital, capital expenditures, future operations and business opportunities, and/or other general corporate purposes;

•	we may have limited flexibility to plan for, or react to, changes in our business, market conditions and the industry in which we operate;

•	our ability to withstand competitive pressures may be reduced and we may be more vulnerable to general adverse economic and industry conditions;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt;

•	our ability in the future to obtain additional financing for working capital, capital expenditures, future business opportunities and other general corporate requirements may be limited; and

•	we may be more vulnerable to increases in prevailing interest rates and our ability to refinance our indebtedness could be limited.

We are subject to restrictive debt covenants and other requirements of our credit facilities that may limit our business flexibility by imposing operating and financial restrictions on our business.

The covenants in the indenture governing our senior notes and the covenants that we are subject to under our credit facilities with the Rural Telephone Finance Cooperative, or RTFC, limit our ability to undertake certain transactions including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends on, redeem or repurchase our member interests or equity of our subsidiaries;

•	make various investments;

•	make acquisitions without obtaining RTFC consent;

•	exceed certain levels of capital expenditures without lender approval;

•	sell certain assets or utilize certain asset sale proceeds;

•	create certain liens or use assets as security in other transactions;

•	make intercompany advances or loans;

•	enter into certain transactions with affiliates; and

•	merge or consolidate with or into other companies, or dispose of all or substantially all of our assets and the assets of our subsidiaries.

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

We may be able to incur substantially more indebtedness, which would increase the risks described above associated with our substantial indebtedness.

We may incur substantial additional indebtedness in the future. This could further exacerbate the risks described above. While the terms of our existing credit facilities limit our ability to incur additional indebtedness, such terms do not and will not prohibit us from incurring substantial amounts of additional indebtedness for specific purposes or under certain circumstances. For example, our revolving credit facilities currently permit additional borrowing of up to $41.0 million.

On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Concurrently with the closing of the initial public offering, we will enter into new senior secured credit facilities (the “New Credit Facilities”), including a term loan facility and a revolving credit facility. As amended through the date hereof, the Form S-1 contemplates that the proceeds from the initial public offering of common stock by Madison River Communications, together with the proceeds from borrowings under the New Credit Facilities and cash on hand, will be used to (i) repurchase shares of common stock from certain of our existing equity investors, (ii) satisfy and discharge our obligations under our outstanding senior notes, (iii) repay the obligations, including accrued and unpaid interest and prepayment premiums, under our credit facilities with the RTFC, (iv) repay the outstanding borrowings plus accrued and unpaid interest under a credit agreement to which MRTC is a party, (v) repurchase the minority interest in our subsidiary, Coastal Communications, Inc., for an aggregate purchase price of $3.0 million and (vi) pay the bonuses, fees and expenses relating to the offering and the other transactions. Our senior notes are callable as of March 1, 2005 at a redemption price of 106.625% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon. Following the closing of the initial public offering, we expect to redeem our senior notes in full in accordance with the provisions of the indenture governing the senior notes.

The consummation of the initial public offering is subject to various contingencies, including the closing of the New Credit Facilities and market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all.

We have experienced net losses for most of our history, and if we experience losses in the future, we may not be able to generate sufficient cash flow to meet our obligations.

Although we generated net income of $5.4 million for the year ended December 31, 2004, we have incurred losses for several prior fiscal years, and we may incur losses in the future. For example, we incurred net losses of $14.7 million and $39.4 million for the fiscal years ended December 31, 2003 and 2002, respectively. We may not sustain profitability in the future or be able to generate cash flow sufficient to meet our interest and principal payment obligations and fund our other capital needs such as working capital for future growth and capital expenditures.

We will require a significant amount of cash, which may not be available to us, to service our debt and fund our liquidity needs.

Our ability to make payments on, or to refinance or repay our debt, to fund planned capital expenditures and expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate cash flow in an amount sufficient to enable us to pay our debt service obligations or fund our other liquidity and capital needs as a result of any of these factors. We estimate that we will need approximately $80.6 million to meet our debt service obligations and planned capital expenditure needs in 2005. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our existing indebtedness. We may not be able to refinance any of our debt, including our new credit facilities, under such circumstances on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

•	sales of certain assets to meet our debt service requirements;

•	sales of equity; and

•	negotiations with our lenders to restructure the applicable debt.

Our credit facilities could restrict our ability to do some of these things. If we are forced to pursue any of the above options under distressed conditions, our business could be adversely affected.

Risks Relating to our Business and Industry

If we are not able to sustain our revenues, our earnings and cash flow from operations will decrease.

We may not be able to stabilize the recent decline in our voice access lines. Beginning with the second quarter of 2002, we have seen the number of voice access lines we serve in certain of our established markets decline due to a number of factors affecting our markets, including but not limited to, competition and recession. We may not be able to maintain our current number of voice access lines or stabilize the decline in the number of such lines even if we were to expand the markets we serve.

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

Prices may decline. The prices that we can charge our customers for services, including voice communications, high-speed data and Internet access and egress services, could decline due to the following factors, among others:

•	lower prices offered by our competitors for similar services or bundled services that include voice, data, Internet access or other services we offer;

•	changes in the federal or state regulations that encourage competition have the impact of reducing the prices we may charge for our services;

•	efforts by long distance carriers and others to lower the fees paid to us for use of our network in offering their services;

•	reduction of the universal service fund established by the Federal Communications Commission, or FCC, due to an increased number of participants accessing the fund or changes in the regulation that determines the amounts we receive under, and contribute to, the fund;

•	the creation of excess capacity resulting from the installation by us and our competitors, some of whom are expanding capacity on their existing networks or developing new networks, of fiber and related equipment; and

•	technological advances that permit substantial increases in, or better usage of, the capacity of our transmission media.

We operate in local regions and, as a result, are highly dependent on economic conditions in the local markets we serve.

We are sensitive to, and our success will be substantially affected by, local economic and other factors affecting the local communities that we serve. In recent months, we have seen declines in the number of voice access lines we serve in our established markets due to a number of factors. At December 31, 2004, our RLEC operations served 181,212 voice access lines, which is a decrease of 4,691 voice access lines from 185,903 voice access lines in service at December 31, 2003. The predominant share of voice access line losses have occurred as a result of storm-related damages from Hurricane Ivan in September 2004 at our rural telephone company in Alabama, Gulf Telephone Company. As of December 31, 2004, approximately 2,840 voice access lines were disconnected as a result of damages from the hurricane. In addition, we have experienced voice access line losses in our Illinois operations, Gallatin River, due to a persistent weakness in the local economies that Gallatin River serves. We are not certain of the trend for voice access lines or other connections in this market in the near future. Furthermore, military officials at Fort Stewart in Hinesville, Georgia, announced that the 3rd Infantry Division stationed there has fully deployed as of February 2005 and that the deployment could last up to fourteen months. One of our rural telephone companies, Coastal Utilities, Inc., serves the Hinesville area, including the military base. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. Therefore, we are unable at this time to project the range of the impact of this deployment on Coastal Utilities, Inc. or on our operations as a whole. These factors, which are beyond our control, could adversely affect our business or results of operations.

Significant and growing competition may adversely affect our revenues and profitability.

The telecommunications industry is highly competitive. As characteristics of our markets change, regulatory barriers are removed and entry costs decrease, the likelihood of local competitors entering our markets may increase. Significant and potentially larger competitors could enter our markets at almost any time.

We face competition from wireless telecommunications providers, which may increase as wireless technology improves. We also face competition from other current and future market entrants, including cable television companies, competitive local exchange carriers, voice-over-Internet protocol, or VOIP, providers, electric utilities, microwave carriers, Internet service providers and private networks built by large end users and municipalities. For example, we face competition for high-speed access to the Internet from cable TV companies in each of our markets, and we expect that competition will intensify. Many potential competitors for our services have, and some potential competitors are likely to enjoy, substantial competitive advantages, including name recognition and financial, technical, marketing and other resources that are greater than ours. Increased competition could lead to loss of revenues and profitability as a result of numerous factors, including continued declines in our voice access lines, price reductions, fewer sales, reduced operating margins and the loss of market share.

Rapidly changing communications technology and other factors may have a material adverse effect on our business and our cash flows.

The telecommunications industry is subject to rapid and significant changes in technology. The effect of these technological changes on our business is difficult to predict and plan for in advance. These changes could require us to incur significant capital expenditures to maintain or improve our competitive position. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. Further, new technologies and products may not be compatible with our existing technologies and systems. New technologies and products may reduce the prices for our services or be superior to, and render obsolete, the products and technologies we use. If we do not replace or upgrade our technology and equipment that becomes obsolete, we will not be able to compete effectively. Technological changes in the communications industry may have a material adverse effect on our business and may affect our ability to achieve sufficient cash flow to provide adequate working capital, to service our indebtedness or to make capital expenditures.

We rely primarily on Nortel Switching equipment for our telephone switching equipment, use fiber for connections between network node locations and use twisted copper pair cable to connect end users to our network. Network node locations include host and remote switching points and digital transmission equipment located in the field.

Alternative technologies for our switching equipment include small computers known as “soft switches,” which perform central office switching functions and other forms of digital switching devices. Such devices are generally less expensive and have more flexible software capabilities. Such devices also may interact more easily with digital devices, compared to our legacy network which is primarily analog.

Alternative technologies for inter-nodal optic fiber include high capacity point-to-point microwave radio systems. Such systems require additional FCC licenses and are generally not competitive with the use of fiber due to lack of capacity and the ability to increase capacity with equipment upgrades.

Alternative technologies for our twisted pair copper distribution cable include coaxial cable, wireless transmission, and optic fiber. These alternative technologies may be capable of higher transmission rates and of interacting with digital devices. For example, coaxial cable and fiber are all capable of transmissions in excess of 20 megabits per second.

In addition to technological advances, other factors could require us to further expand or adapt our network, including an increasing number of customers, demand for greater data transmission capacity, failure of our technology and equipment to support operating results anticipated in our business plan and changes in our customers’ service requirements. Expanding or adapting our network could require substantial additional financial, operational and managerial resources, any of which may not be available to us.

The transmission speed for services across our network is a significant factor in the demand for some of our services. While we are capable of providing multi-megabit transmission speeds across our network between a central office and the end user, the actual data transmission speed over our network may fluctuate due to various factors. Such factors include the diameter of the copper strands, the distance between the network nodes and the user location, and interference from high speed transmissions on adjoining copper pair. If our network is unable to provide services to our customers at speeds that are competitive, we may lose our customers to competitors, which would adversely affect our results of operations.

We may have difficulty sustaining revenue growth if the market for DSL-based services fails to develop, grows more slowly than anticipated or becomes saturated with competitors.

We expect that an increasing amount of our revenues will come from providing DSL-based services. For the years ended December 31, 2004 and December 31, 2003, DSL-based services represented 9.3% and 6.6%, respectively, of our total revenues. The market for business and residential high-speed Internet access is in the early stages of development and is highly competitive. Because we offer and expect to expand our offering of services to a new and evolving market and because current and future competitors are likely to introduce competing services, it is difficult for us to predict the rate at which this market will grow. Various providers of high-speed digital communications services are testing products from a number of suppliers for various applications, and it is unclear if DSL will offer the same or more attractive price-performance characteristics. The markets for our DSL-based services could fail to develop, grow more slowly than anticipated or become saturated with competitors. This could have an adverse effect on our results of operations.

We may have difficulties executing our growth strategy and managing our growth effectively.

Currently, we operate our business and provide our services primarily as an incumbent local exchange carrier in our franchised territories. We also provide edge-out services as a competitive local exchange carrier in territories that are in close proximity to our franchised territories. Our business plan is to expand our business by adding new customers for both our incumbent local exchange carrier operations and, to a limited degree, our edge-out services. In addition, we are providing new services to our existing customers. Demand and market acceptance for any new products and services we introduce, whether in existing or new markets, are subject to a high level of uncertainty. Our inability to expand our services or to enter new markets effectively could have a material adverse effect on our business or results of operations, including our ability to service our indebtedness.

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

Our growth depends in part on our ability to find suitable businesses to acquire. In addition, the risks associated with acquisitions may result in operating difficulties and may have other harmful consequences.

Our business plan focuses on growing our business in part through acquisitions. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs and limit the number of suitable acquisition candidates available. In addition, future acquisitions by us could result in the incurrence of additional indebtedness and contingent liabilities, which could have a material adverse effect on our ability to generate cash flow, provide adequate working capital, service our indebtedness or pay dividends on our common stock. Any future acquisitions could also expose us to increased risks, including, among others:

•	the difficulty of integrating the acquired operations, personnel, network and other support systems;

•	the potential disruption of our ongoing business and diversion of resources and management time;

•	the inability to generate revenues from acquired businesses sufficient to offset acquisition costs;

•	the risks of entering markets in which we have little or no direct prior experience;

•	the risk that federal or state regulators may condition approval of a proposed acquisition on our acceptance of conditions that may adversely affect our overall financial results;

•	difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies;

•	expenses of any undisclosed or potential legal liabilities;

•	the impairment of relationships with employees, unions or customers as a result of changes in management; and

•	the impairment of supplier relationships.

As a result, we cannot guarantee that we will be able to consummate any acquisitions in the future or that any acquisitions, if completed, would be successfully integrated into our existing operations.

To date, we have grown in large part through the acquisition of local telephone companies and other operating assets. Our future operations depend largely upon our ability to manage our business successfully. If we are successful in making additional acquisitions, our management team will have to manage a more complex organization and a larger number of operations than we have previously operated. We may not be successful in integrating the various acquisitions. In addition, we may discover information in the course of the integration of these acquisitions that may have an adverse effect on our business or results of operations.

We may not be able to grow or sustain our current positive cash flow from our edge-out services or our business plan for our edge-out services may not result in a viable, sustainable line of business capable of funding its own operations in future years in our edge-out markets as a whole.

In 2002, our edge-out operating results reflected a significant decrease in the utilization of cash. In 2004 and 2003, our edge-out services generated positive cash flow from operations and for the year ended December 31, 2004, our edge-out operations had a net operating loss of approximately $9.8 million. Growth and profitability in our edge-out services line of business may require interconnection and resale terms and pricing which depend, in part, on federal and state regulatory decisions and court interpretations of legislation, all of which are outside of our control and subject to change in ways that are difficult to predict. As a result, we may not be able to grow or sustain our current positive cash flow from operations from this line of business or our business plan may not result in a viable, sustainable line of business capable of funding its own operations in future years in our edge-out markets as a whole. Our inability to execute our business plan for our edge-out services could have a material adverse effect on our financial position, results of operations or cash flows.

Network disruptions could adversely affect our ability to provide service to our customers.

The success of our operations will require that our network provide competitive reliability and adequate capacity and security. Some of the risks to our network and infrastructure include:

•	physical damage;

•	power loss from, among other things, adverse weather conditions, which occurred during Hurricane Ivan;

•	capacity limitations;

•	software and hardware defects;

•	breaches of security, including sabotage, tampering, computer viruses and break-ins; and

•	other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers. For example, storm-related damages from Hurricane Ivan in September 2004 resulted in approximately 2,840 voice access lines being disconnected as of December 31, 2004 at our rural telephone company in Alabama, Gulf Telephone Company. As a result of the disconnections, our revenues from end user customers decreased by approximately $0.5 million in 2004. We accrued approximately $1.7 million in operating expenses in the third quarter of 2004 for storm-related damages, and we made approximately $2.6 million in capital expenditures in the fourth quarter of 2004 primarily to replace damaged and destroyed transmission and distribution facilities. As a result of the additional expenses, we recognized approximately $0.8 million in revenues from settlements with the National Exchange Carrier Association, or NECA, carrier common line pool. If service is not restored in a timely manner, agreements with our customers may obligate us to provide credits or other remedies to them, and this would reduce our revenues. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or have difficulty attracting new ones. Many of our customers’ communications needs are extremely time sensitive, and delays in signal delivery may cause significant losses to a customer using our network.

We may not be successful in obtaining and maintaining the necessary rights-of-way for our network, which could adversely affect our ability to continue to provide service to our customers.

We may need to obtain supplemental rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecom equipment for any expansion of our network in our markets. We may not be successful in obtaining and maintaining these right-of-way agreements or obtaining these agreements on acceptable terms, whether in new markets or in our existing markets. Although as of December 31, 2004, we had acquired all material, necessary nonexclusive right-of-way agreements covering our current operations, some of these agreements may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after they have expired or terminated. Although we believe that alternative supplemental rights-of-way will be available, if any of these agreements were terminated or could not be renewed, we may be forced to remove our fiber optic cable from under the streets or abandon our networks.

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

Our relationships with other companies in the telecommunications industry are material to our operations and their financial difficulties may adversely affect our business, including our ability to provide services to our customers.

We generate a significant portion of our local service revenues from originating and terminating phone calls for interexchange carriers. We originate and terminate long distance phone calls for other interexchange carriers over our networks and for that service we receive revenues from the interexchange carriers, some of which are our largest customers in terms of revenues. As of December 31, 2004, revenues from such interexchange carriers comprised 18.8% of our total revenues. Some of these interexchange carriers have declared bankruptcy in recent years or are experiencing substantial financial difficulties, which negatively impacted our financial results and cash flows. Additional bankruptcies or disruptions in the businesses for these interexchange carriers and others could further adversely affect our financial results and cash flows. In addition, we are aware that certain interexchange carriers are or are seeking to bypass or avoid access charges by originating traffic on and routing traffic through unregulated Internet facilities.

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

Regional Bell operating companies have received authorization to provide certain types of long distance telephone service in each of the states in which we operate. Regional Bell operating companies have succeeded in capturing substantial market shares in long distance services in several states where they are authorized to provide such services, including New York and Texas. By obtaining such authorizations, a major incentive that the regional Bell operating companies have to cooperate with businesses such as our edge-out operations to foster competition within their service areas has been removed. When regional Bell operating companies offer both long distance and local exchange services, they reduce a competitive advantage which businesses like our edge-out operations currently have in those regions.

Failure to attract and retain qualified management and other personnel could adversely affect our business.

Our business is dependent upon a small number of key executive officers. We have entered into employment, confidentiality and noncompetition agreements with Messrs. J. Stephen Vanderwoude, Paul H. Sunu, Kenneth W. Amburn, Michael T. Skrivan and Bruce J. Becker providing for employment of each executive for specified periods of time ranging up to three years. The agreements are subject to termination by either party (with or without cause) at any time subject to applicable notice provisions. Additionally, the agreements prohibit the executives from competing with us for a maximum period of up to 15 months following termination for cause or voluntary termination of employment. We have not entered into employment agreements with any other key executives.

We may not be able to attract or retain other skilled management personnel in the future. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on our business or results of operations.

Our inability to raise more capital to fund our obligations could have a material adverse effect on our business.

We may need to raise more capital in the future to:

•	provide adequate working capital to fund our working capital deficit, continuing operations, capital expenditures and acquisitions;

•	provide resources to service or refinance our existing and future indebtedness; and

•	provide liquidity to fund any unexpected expenses or obligations.

Based on our business plan and anticipated future capital requirements, we believe that the available borrowings under our new credit facilities, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for at least the next 12 months. However, we may need additional capital sooner than planned. While possible sources of additional capital include commercial bank borrowings, sales of assets, vendor financing or the sale or issuance of equity and debt securities to one or more investors, our ability to arrange additional capital and the terms and cost of that financing will depend upon many factors, some of which are beyond our control. We may be unable to raise additional capital, and such failure to do so could have a material adverse effect on our business.

Risks Related to Our Regulatory Environment

We are subject to extensive government regulation that could change in a manner adverse to us.

We are subject to varying degrees of federal, state and local regulation. A majority of our revenues come from the provision of services regulated by the FCC and various state regulatory bodies. Many aspects of our services and operations are subject to federal and state regulation, including the introduction and pricing of new services, compliance with demands from law enforcement and national security agencies, privacy of customers’ information and our use of radio frequencies. The impact of future developments or changes to the regulatory environment or the impact such developments or changes would have on our operations are unpredictable. Any such changes could materially increase our compliance costs, require redesign of rate structures or prevent us from implementing our business plan. Regulation of the telecommunications industry is changing rapidly, which affects our business opportunities, competitive position and other aspects of our business. The regulatory environment varies substantially from state to state. In the states in which we provide services, we are generally required to obtain and maintain certificates of authority from regulatory bodies and file tariffs where we offer intrastate services.

A reduction in universal service fund payments would adversely affect our business, results of operations and cash flow.

We benefit from requirements that rates in rural areas be reasonably comparable to rates in urban areas, which results in state and federal universal service fund payments in high cost rural areas. For the years ended December 31, 2004 and December 31, 2003, revenues attributable to such payments represented 6.6% and 6.2%, respectively, of our total revenues. Under the current regulatory scheme, as the number of access lines that we have in any given state increases, the rate at which we can receive certain payments decreases. Therefore, as we implement our growth strategy, our eligibility for such payments or the amount of such payments may decrease.

There are a number of factors which impact universal service. The recent history of declining interstate long distance revenues reduces the assessment base for universal service. The increase in payments to wireless carriers designated as eligible telecommunications carriers has resulted in increased funding requirements. The increased number of subscribers to VOIP services may reduce the number of wireline local services which constitute a portion of the assessment base for universal service. The continued scrutiny of federal universal service funding could trigger regulatory or legislative changes in how assessments are made for contributions to the fund, how contributions are calculated for rural local exchange carriers such as our rural telephone companies and what companies will be eligible for such contributions. In addition, there are a number of appeals challenging several aspects of the FCC’s universal service rules. We cannot predict with certainty whether regulatory or legislative changes will occur or when such changes would occur. If we are unable to receive payments from the universal service fund, or if such payments are reduced, our business, results of operations and cash flow would be negatively affected.

As the incumbent local exchange carrier in our service areas, we are subject to regulation that is not applicable to our competitors.

Existing federal and state rules impose obligations and limitations on us as the incumbent local exchange carrier in some of our markets that are not imposed on our competitors. Federal obligations to share facilities, justify tariffs, maintain certain types of accounts and file certain types of reports are all examples of disparate regulation. While our edge-out and long distance businesses are also subject to government regulation, our incumbent local exchange carrier operations, in particular, are highly regulated at both the federal and state levels.

Regulatory decisions relating to unbundling, interconnection with competitors and pricing of network services may increase our costs of providing services to our edge-out customers and/or reduce the rates that we are permitted to charge customers for our services.

The Telecom Act requires incumbent local exchange carriers to enter into agreements to interconnect with, sell unbundled network elements to and sell services for resale to competitive local exchange carriers. Our ability to compete in the local exchange market as a competitive local exchange carrier may be adversely affected by the incumbent local exchange carrier’s pricing of such offerings and related terms, such as the availability of operation support systems and local number portability, and would be adversely affected if such requirements of the Telecom Act were repealed. Furthermore, the FCC’s recent Triennial Review Order and subsequent related decisions reduce certain of the incumbent local exchange carrier’s obligations, and may result in the elimination of additional obligations, to provide competitive local exchange carriers like ours with access to their network elements. This may increase the costs of providing services to our edge-out customers, require us to make extensive investments in new network equipment to serve edge-out customers or delay or otherwise limit or affect our ability to expand our edge-out operations. The general uncertainty regarding proposed changes to the unbundling rules results in additional instability for our operations, which may possibly lead to further reductions in revenues.

In addition, depending on the implementation of the Telecom Act, our incumbent local exchange carrier operations may be forced to interconnect with, and sell such services and elements to, competitors at prices that do not fully recover our costs of providing such services. If we continue to be unable to charge rates that fairly compensate us for providing unbundled network services, our operating results could be adversely affected. In addition, it is possible that in each state in which we have incumbent local exchange carrier operations, interexchange carriers that pay our incumbent local exchange carriers intrastate access charges may initiate proceedings to reduce our intrastate access charge rates. The outcome of any such proceedings could further adversely affect our financial results.

The rates we charge our local telephone customers are based, in part, on a rate of return authorized by regulators. These authorized rates, as well as allowable investment and expenses, are subject to review and change by those regulators at any time. To the extent that any business is over-earning, the state regulators may issue an order requiring us to reduce our rates. While we have not been required to reduce our rates in the past, if regulators order us to reduce our rates, our competitive position and our results of operations will be adversely affected.

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

Judicial review and FCC decisions pursuant to the Telecom Act may adversely affect our business.

With the passage of the Telecom Act, the regulation of our services has been subject to numerous administrative proceedings at the federal and state level, litigation in federal and state courts and legislation in federal and state legislatures. The outcome of the various proceedings, litigation and legislation and the extent to which they may adversely affect our business or results of operations is difficult to predict and plan for in advance. Any unfavorable outcomes may affect our financial position, results of operations or cash flows, including our ability to service our indebtedness or pay dividends on our common stock.

Changes to existing laws and regulations to which we are subject, and the introduction of new technologies, including VOIP, may result in loss or reduction of revenues from network access charges.

Access and interconnection charges, which consist of revenues from end users for interstate subscriber line charges, from wireless carriers for termination of local wireless calls and from interexchange carriers for originating, terminating and transporting long distance and high speed data services on our local network, accounted for 29.9% of our revenues for the year ended December 31, 2004.

Large long distance providers have advocated in the past, and continue to advocate, that access charges they are required to pay should be reduced and the revenues replaced, perhaps only in part, by raising the fees charged to business and residential customers or by receipts from a universal service fund. Large long distance providers have also argued and continue to argue that access charges do not apply to specific types of traffic. The combined or individual results of these long distance carrier efforts could be to reduce the amount of access charge revenue we receive. Access charge reform is a key element of the universal service issues under review by state and federal regulators and legislators. Any action taken on any of these issues may have an adverse effect on our revenues and costs.

The emerging technology known as VOIP can be used to carry user-to-user voice communications over broadband or dial-up service. The FCC has ruled that some VOIP arrangements are not regulated as telecommunications services, but that a conventional telephone service that uses Internet protocol in its backbone is a telecommunications service. The FCC has initiated a proceeding to review the regulatory status of VOIP services and the possible application of various regulatory requirements to VOIP providers, including the payment of access charges.

On March 3, 2005, our subsidiary, Madison River Communications, LLC, entered into a consent decree with the FCC on behalf of itself, Madison River Telephone and the affiliated companies under the common control and ownership of Madison River Telephone. The purpose of the consent decree was to resolve an investigation by the Enforcement Bureau of the FCC into allegations that the subject companies were blocking ports used for VOIP applications, thereby affecting customers’ ability to use VOIP through one or more VOIP service providers. Under the terms of the consent decree, we agreed to pay $15,000.00 and that we shall not block ports used for VOIP applications or otherwise prevent customers from using VOIP applications. Expanded use of VOIP technology instead of traditional wireline communications could reduce the access revenues received by local exchange carriers like us.

Item 2. Properties

We own and lease offices and space in a number of locations within our regions of operation, primarily for our corporate and administrative offices, central office switches and business offices, network operations centers, customer service centers, sales offices and network equipment installations. Our corporate headquarters and our accounting center are located in approximately 24,100 square feet of leased space in two separate buildings in Mebane, North Carolina. The lease for the corporate headquarters, including our renewal options, will expire in approximately 14 years. The leases for our accounting center will expire in March 2006.

Our rural telephone companies own predominantly all of the properties used for their central office switches, business offices, regional headquarters and warehouse space in their operating regions. The poles, lines, wires, cable, conduits and related equipment owned by the rural telephone companies are located primarily on properties that we do not own, but are available for the rural telephone companies’ use pursuant to consents of various governmental bodies or subject to leases, permits, easements or other agreements with the owners. Our rural telephone companies own approximately 1,300 route miles of fiber in their operating regions.

In our edge-out markets, we lease properties primarily for sales and administrative offices, collocations, ATM switches and data transmission equipment. We also lease local loop lines that connect its customers to its network as well as leasing space for central offices for our rural telephone companies for collocating transmission equipment. In our edge-out markets we closed certain sales and administrative offices and we are currently evaluating our options related to disposal or sublease of these spaces. We have leases on office space in Peoria, Illinois and Atlanta, Georgia that are no longer used by our edge-out services and have been sublet. In addition, we have office space in Greensboro, North Carolina and New Orleans, Louisiana that is being actively marketed on a sublet basis. We own approximately 2,300 route miles of fiber in North Carolina, Illinois and across the southeast from Atlanta to Houston and Dallas that is used in providing our edge-out services.

Substantially all of our rural telephone company properties and telephone plant and equipment are pledged as collateral for our senior indebtedness. We believe our current facilities are adequate to meet our needs in our incumbent local and competitive local markets for the foreseeable future.

Item 3. Legal Proceedings

On May 7, 2004, a lawsuit was filed in the United States District Court for the Southern District of Alabama that named as defendants our subsidiaries, Gulf Telephone Company and Gulf Coast Services, Inc., Madison River Telephone and certain of our officers and directors among others including former directors and officers and other third party plan administrators and advisors to the Gulf Telephone Company Employee Stock Ownership Plan. The suit, entitled David Eslava, et. al. vs. Gulf Telephone Company, et. al. Civil Action No. 04-297-MJ-B, alleges certain ERISA violations. In conjunction with the acquisition of Gulf Telephone Company in September 1999, an escrow fund was established and continues to remain in effect to provide support in part for lawsuits such as this. We have engaged legal counsel and we intend to vigorously defend against all such claims. On June 30, 2004, we replied to the complaint and on July 25, 2004, we filed a Motion for Summary Judgment on the majority of the claims. The Court has stayed discovery pending a ruling on the Motion for Summary Judgment which has not yet been received.

In June 2004, the Department of Justice for the United States of America filed lawsuits against two of our subsidiaries, Gulf Coast Services, Inc. in the United States District Court for the Southern District of Alabama and Coastal Utilities, Inc. in the United States District Court for the Southern District of Georgia. In each lawsuit, the Department of Justice claimed that our subsidiary received an erroneous refund of income taxes and related interest to which the United States of America is entitled to have returned. The amount being sought in the lawsuits totals approximately $3.5 million of which $2.9 million is erroneous income tax refunds and $0.6 million is related interest expense. Approximately $0.9 million of these erroneous refund claims were paid in the first quarter of 2004 as part of a separate year income tax audit adjustment. Therefore, we have responded to the lawsuits accordingly and believe the claims to be approximately $2.1 million for erroneous income tax refunds plus related interest expense of $0.4 million. We believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to vigorously defend against these claims. On August 31, 2004, the parties entered into a Joint Motion to Stay the proceeding in Alabama pending resolution of the Georgia proceeding which is anticipated to go to trial in the second half of 2005.

On March 3, 2005, our subsidiary, Madison River Communications, LLC, entered into a consent decree with the FCC on behalf of itself, Madison River Telephone and the affiliated companies under the common control and ownership of Madison River Telephone. The purpose of the consent decree was to resolve an investigation by the Enforcement Bureau of the FCC into allegations that the subject companies were blocking ports used for VoIP applications, thereby affecting customers’ ability to use VoIP through one or more VoIP service providers. Under the terms of the consent decree, we agreed to pay $15,000.00 and that we shall not block ports used for VoIP applications or otherwise prevent customers from using VoIP applications. We do not believe the consent decree will have a material impact on our financial position, results of operations or cash flows. However, we cannot predict whether we will be subject to other investigations or litigation related to similar allegations, or the outcome of any such actions.

We are involved in other various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

We are a limited liability company with one member, our parent company, Madison River Telephone Company, LLC, or Madison River Telephone. Therefore, we do not have common stock registered on a public trading market.

All of our Class A member interests are held by Madison River Telephone. We have not paid any cash dividends to Madison River Telephone in the past two years. Under the terms of the indenture governing our senior notes, we are limited in our ability to pay dividends to Madison River Telephone unless we achieve certain cash flows from our operations and exceed certain ratios as defined in the indenture. As of March 15, 2005, we do not have the ability to pay any dividends to Madison River Telephone under the terms of our senior note indenture and, without a successful completion of the proposed initial public offering by Madison River Communications (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions” for further information), we do not expect to have this ability to pay dividends to Madison River Telephone in the next 12 months.

Item 6. Selected Financial Data

MADISON RIVER CAPITAL, LLC

Selected Financial and Operating Data

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002	2001	2000 (a)
Statement of Operations Data:
Revenues	$194,374	$186,460	$184,201	$184,263	$167,101
Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	56,937	50,214	56,298	68,512	61,559
Depreciation and amortization	45,003	52,054	50,649	58,471	50,093
Selling, general and administrative expenses	38,185	42,402	45,673	54,488	55,457
Restructuring	—	(718)	2,694	2,779	—

Total operating expenses	140,125	143,952	155,314	184,250	167,109

Operating income (loss)	54,249	42,508	28,887	13	(8)
Interest expense	(59,278)	(62,649)	(63,960)	(64,624)	(61,267)
Other income (expense)	3,981	3,626	(2,486)	(14,813)	4,899

Loss before income taxes and minority interest expense	(1,048)	(16,515)	(37,559)	(79,424)	(56,376)
Income tax benefit (expense)	6,418	1,846	(1,584)	5,570	(2,460)
Minority interest expense	—	—	(275)	(1,075)	(750)

Net income (loss)	$5,370	$(14,669)	$(39,418)	$(74,929)	$(59,586)

Other Financial Data:
Capital expenditures	$14,643	$12,223	$12,344	$39,936	$89,644
Net cash provided by (used in) operating activities	38,932	43,769	32,092	(19,770)	23,964
Net cash used in investing activities	(12,460)	(10,019)	(10,714)	(24,013)	(214,649)
Net cash (used in) provided by financing activities	(20,129)	(25,561)	(23,030)	1,979	170,366
Ratio of earnings to fixed charges (b)	—	—	—	—	—
EBITDA (c)	103,233	98,188	76,775	42,596	54,234

Balance Sheet Data (at period end):
Cash and cash equivalents	$34,486	$28,143	$19,954	$21,606	$63,410
Telephone plant and equipment, net	292,893	321,535	359,365	396,794	400,319
Total assets	781,004	807,142	844,771	896,578	992,017
Long-term debt, including current portion	618,076	637,213	661,568	680,018	678,114
Total member’s capital	44,553	39,488	57,490	59,393	129,101

Other Operating Data (Unaudited):
Access lines	193,092	200,365	206,597	211,540	205,547
DSL and high speed data connections	40,215	24,863	17,128	11,831	4,536
Employees	625	643	664	783	1,073

(a)	Represents the historical consolidated financial information of Madison River Capital, which includes the results of operations of Madison River Capital and its subsidiaries, including Coastal Communications (acquired on March 30, 2000).
(b)	The ratio of earnings to fixed charges is computed by dividing income before income taxes and fixed charges (other than capitalized interest) by fixed charges. Fixed charges consist of interest charges, amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, earnings of Madison River were insufficient to cover fixed charges by $1,048, $16,515, $37,559, $79,424 and $56,376, respectively.
(c)	EBITDA consists of our net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. We believe that net cash provided by (used in) operating activities is the most directly comparable financial measure to EBITDA under generally accepted accounting principles. EBITDA is presented because we believe it is a useful indicator of our ability to service our long-term debt, capital expenditure and working capital requirements as well as pay dividends. EBITDA should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities as a measure of our liquidity or as an alternative to net income (loss) as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles. EBITDA is not a complete measure of our profitability as it does not include costs and expenses for depreciation and amortization, interest expense and income taxes; nor is EBITDA a complete net cash flow measure as it does not include uses of cash to fund our long-term debt, capital expenditures and working capital requirements or to pay dividends. Other companies in our industry may present EBITDA differently than we do.

Set forth below is a reconciliation of our cash provided by (used in) operating activities to EBITDA:

	Year Ended December 31,
	2004	2003	2002	2001	2000 (a)
Net cash provided by (used in) operating activities	$38,932	$43,769	$32,092	$(19,770)	$23,964
Adjustments:
Depreciation and amortization	(45,003)	(52,054)	(50,649)	(58,471)	(50,093)
Deferred long-term compensation	(2,921)	(5,429)	(5,284)	(1,271)	(4,772)
Deferred income taxes	6,268	4,117	(6,771)	4,585	4,436
Losses on investments carried on the equity method	(156)	(193)	(3,338)	(11,306)	(1,711)
Realized loss on the extinguishment of debt	(212)	—	—	—	—
Realized losses on marketable equity securities	—	(343)	(3,985)	(9,452)	(3,071)
Other non-cash items	645	693	(315)	1,078	318
Changes in operating assets and liabilities	7,817	(5,229)	(1,168)	19,678	(28,657)

Net income (loss)	5,370	(14,669)	(39,418)	(74,929)	(59,586)
Income tax (benefit) expense	(6,418)	(1,846)	1,584	(5,570)	2,460
Interest expense	59,278	62,649	63,960	64,624	61,267
Depreciation and amortization	45,003	52,054	50,649	58,471	50,093

EBITDA	$103,233	$98,188	$76,775	$42,596	$54,234

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes related thereto, and other financial information appearing elsewhere in this Form 10-K, including “Selected Historical Financial and Operating Data.” Certain statements set forth below constitute forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Forward-Looking Statements.”

Included in our discussion and analysis of our operating results are comparisons of EBITDA. EBITDA consists of our net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. EBITDA is presented because we believe it is a useful indicator of our ability to service our long-term debt, capital expenditure and working capital requirements. EBITDA should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities as a measure of our liquidity or as an alternative to net income (loss) as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles. EBITDA is not a complete measure of our profitability as it does not include costs and expenses for depreciation and amortization, interest expense and income taxes; nor is EBITDA a complete net cash flow measure as it does not include uses of cash to fund our long-term debt, capital expenditures and working capital requirements or to pay dividends. Other companies in our industry may present EBITDA differently than we do.

Our operations are classified into two reportable segments, our RLEC operations and our edge-out services. Our RLEC operations represent the operations of our four rural telephone companies providing a variety of telecommunications services, including local and long distance voice services and Internet access services to business and residential customers in their franchised territories, which we refer to as our RLEC markets. In the following discussion, included within our RLEC operations as a separate line of business are our edge-out services. See note 13 to our audited consolidated financial statements included elsewhere in this Form 10-K for further information regarding our segments.

Overview

We operate four rural telephone companies that serve business and residential customers in the Southeast and Midwest regions of the United States. We offer our customers a variety of telecommunications services, including local and long distance services, Internet and enhanced data services, telephone directory and other miscellaneous services and edge-out services. At December 31, 2004, we had 233,307 voice access line, DSL and high-speed data connections in service in our RLEC operations and our edge-out services.

On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

The consummation of the initial public offering is subject to various contingencies, including the closing of new credit facilities and market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all. See “ — Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions” for further information.

Our rural telephone markets are located in Alabama, Georgia, Illinois and North Carolina. We also provide edge-out services as a competitive local exchange carrier in territories that are in close proximity to our rural telephone markets. We currently provide edge-out services to medium and large customers in three markets: (i) the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; (ii) Peoria and Bloomington in Illinois and (iii) New Orleans, Louisiana and nearby cities. The management and operating responsibility for the edge-out operations are provided by the managers of the respective rural telephone companies.

Our edge-out services include not only local exchange carrier services but also a transport service that provides transport and Internet Protocol, or IP, transit services to other carriers and large businesses along approximately 2,300 route miles of fiber optic network. The majority of this network comprises a long-haul network in the Southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have designated Atlanta and Dallas as our Internet egress points. Our edge-out transport business provides services in Atlanta, Georgia; New Orleans, Louisiana; and Houston and Dallas, Texas. Because we have found the fiber transport business to be extremely competitive, we are not actively expanding this line of business at this time. The main value being derived from our fiber optic network is through support for our dial-up, DSL and high-speed access services which require the use of our fiber optic network to connect to the Internet.

Since our inception, our principal activities have been the acquisition, integration, operation and improvement of rural telephone companies. In acquiring our four rural telephone companies, we purchased established businesses with stable cash flows, governmental authorizations and certifications in place, operational support systems, experienced management and key personnel and technologically advanced facilities. We continue to develop the established markets in which our rural telephone companies operate with successful marketing of related services and DSL products and are controlling expenses through the use of business process management tools and other methods. For our edge-out services, our strategy is focused on developing a profitable customer base and achieving sustainable positive cash flow from this business. Accordingly, we have established more rigorous criteria for evaluating new customers and the desirability of renewing existing contracts for our edge-out services.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

Our revenues are derived principally from the sale of voice and data communications services to business and residential customers in our established rural telephone markets. For the year ended December 31, 2004, approximately 93.9% of our operating revenues came from our RLEC operations and 6.1% from our edge-out services. For the year ended December 31, 2003, approximately 92.5% of our operating revenues came from our RLEC operations and 7.5% from our edge-out services. We intend to focus on continuing to generate increasing revenues in our RLEC operations from voice services (local and long distance), Internet access and enhanced data and other services. We believe the sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate growth in revenues from our edge-out services as we continue to focus on a business plan that provides sustainable positive cash flows from that line of business. Our fiber transport business, which provides services to other carriers and major accounts, will increase revenues only if certain profit margins are obtained without making significant additional capital investments. Our fiber transport facilities will primarily be used to support our retail Internet service business in our RLEC operations.

At December 31, 2004, we had 233,307 voice access lines, DSL and high-speed data connections in service compared to 225,228 connections in service at December 31, 2003, an increase of 8,079 connections, or 3.6%. Our RLEC operations had 220,774 connections in service at December 31, 2004 and 210,084 connections in service at December 31, 2003, an increase of 10,690 connections, or 5.1%. For our edge-out services, connections in service at December 31, 2004 and December 31, 2003 were 12,533 and 15,144, respectively, a decrease of 2,611 connections, or 17.2%. Voice access lines refer to local telephone service provided to residential and business customers. DSL connections are the high-speed connections provided to end users for purposes of accessing the Internet. In our RLEC operations, voice access lines for residential customers are primarily acquired by responding to customer inquiries. Customers generally contact us by referring to our telephone directories for information on our services and how to contact us. Voice access lines for businesses are usually obtained by direct contact by customer premise sales employees. Most DSL customers are residential customers who also subscribe to our local telephone service. In our edge-out services, our customers are primarily medium and large businesses that we actively market our services to through sales calls. Our revenues are highly dependent on the number of connections in service.

The services we offer to customers may be purchased separately, but are increasingly being included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. An important part of our sales and marketing strategy for our RLEC operations emphasizes the bundling of services and the benefits it provides to our customers. In 2003, we introduced a residential bundled offering which we have branded as our “No Limits” package. The No Limits bundle is marketed to our residential customers at a price that varies slightly by location. The No Limits package offers:

•	unlimited local telephone service;

•	unlimited nationwide long distance;

•	unlimited use of our most popular custom calling features, including caller identification and voicemail; and

•	unlimited use of our high-speed DSL service for Internet access.

Our results show that the No Limits package has been successful in increasing penetration rates in services such as DSL and long distance. Many of our existing customers selecting the No Limits package are new DSL subscribers and long distance customers, and this has led to an overall increase in our monthly average revenue per unit for a subscriber of the No Limits bundle of approximately $18. We intend to continue to enhance our bundled service offerings with promotional pricing and new service additions.

We have entered an agreement with the National Rural Telecommunications Cooperative that will allow us to offer DIRECTV satellite television service to our customers. We expect that this will be an attractive enhancement to our bundled service offerings. We anticipate that introduction of this product offering will commence by the second quarter of 2005.

We believe we have been successful in addressing competition from new high-speed Internet access product introductions, particularly by cable operators, in our markets in recent years as the number of DSL subscribers we serve in our RLEC operations has continued to increase. We believe that the execution of our strategy and our ability to deliver a quality DSL product at a competitive price and in a timely manner has made us the provider of choice in our markets. With the introduction of our No Limits package, we experienced significant growth in DSL subscribers in 2004 compared to the prior year. As of December 31, 2004, our penetration rate for residential DSL connections as a percentage of primary residential voice access lines was 32.2% compared to 18.5% at December 31, 2003. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for our RLEC operations in future quarters. As of December 31, 2004, we had 39,562 DSL connections in service, an increase of 2,498 connections from 37,064 DSL connections in service at September 30, 2004 and an increase of 15,381 connections from 24,181 DSL connections in service at December 31, 2003.

As we have increased the number of DSL connections we serve, we have experienced a decrease in the number of dial-up Internet accounts we service. At December 31, 2004, we had 15,593 dial-up Internet customers, which was a decrease of 8,180 customers, or 34.4%, from 23,773 dial-up Internet customers at December 31, 2003. We believe that a large percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our DSL service.

We have also been successful in growing penetration rates in our RLEC operations for the provision of long distance and related services to our customers. At December 31, 2004, we had 101,469 long distance accounts compared to 96,586 long distance accounts at December 31, 2003. In addition, our penetration rates for our primary custom calling features including voicemail, caller identification, call waiting and call forwarding as of December 31, 2004 have increased since December 31, 2003.

In recent quarters, we have seen a decline in the number of voice access lines we serve in our RLEC operations. As of December 31, 2004, the RLEC operations had 181,212 voice access lines in service, which is a decrease of 4,691 voice access lines, or 2.5%, from 185,903 voice access lines in service at December 31, 2003. The decrease in voice access lines is attributed to three primary factors. First, storm-related damages from Hurricane Ivan in September 2004 resulted in approximately 2,840 voice access lines being disconnected as of December 31, 2004 at our Alabama rural telephone company, Gulf Telephone Company. Substantially all of these disconnected voice access lines are due to damage at the customer premises making the location unusable or uninhabitable until repairs or rebuilding, if necessary, can be completed. We believe that these voice access lines should return to service as repairs and restorations in this area are completed. Second, we have seen a decrease in primary voice access lines, which we define as total voice access lines less second lines, in our Illinois operations, Gallatin River, which served 2,587 fewer primary voice access lines at December 31, 2004 compared to December 31, 2003. The decrease in primary voice access lines is the result of a persistent weakness in the local economies in which Gallatin River operates. These areas are predominantly industrial and agricultural in nature and have had some losses in their business base, resulting in higher unemployment. We are uncertain at this time regarding the future trend for voice access lines at Gallatin River. Finally, second lines decreased by 1,097 lines, or 13.4% from 8,200 second lines in service at December 31, 2003 to 7,103 second lines in service at December 31, 2004. We believe this is the result of our existing customers migrating from our dial-up Internet service, where they may also purchase a second line from us, to our DSL service where they no longer need a second line. Therefore, we believe as we increase the number of DSL connections we serve, correspondingly, we will continue to experience a decrease in the number of second lines we serve. Excluding the voice access line losses related to hurricane damages, which we believe are temporary, our decrease in voice access lines would have been 1.0% during the twelve month period ended December 31, 2004.

In March 2004, military officials at Fort Stewart in Hinesville, Georgia announced that the 3rd Infantry Division stationed there had received orders to prepare for a full deployment. The deployment was completed in February 2005. Our rural telephone company, Coastal Utilities, Inc., serves the Hinesville area, including the military bases where the deployment is taking place. According to military officials, the deployment could last up to 14 months. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. We are unable to project the range of the impact of this deployment on Coastal Utilities, Inc. or our operations or cash flows as a whole at this time.

Our RLEC operations benefit from requirements that rates in rural areas be reasonably comparable to rates in urban areas, which results in state and federal universal service fund payments in high cost rural areas. For the years ended December 31, 2004 and December 31, 2003, revenues attributable to such payments represented 6.6% and 6.2%, respectively, of our total revenues. Under the current regulatory scheme, as the number of access lines that we have in any given state increases, the rate at which we can recover certain payments decreases. Therefore, as we implement our growth strategy, our eligibility for such payments or the amount of such payments may decrease.

In September 2004, Hurricane Ivan made landfall at Gulf Shores, Alabama. Our rural telephone company located in Foley, Alabama provides service to the Gulf Coast area of Alabama from the western border of the Florida panhandle to the East side of Mobile Bay, including the coastal communities of Gulf Shores, Orange Beach and Fort Morgan. Our central office, remote switch locations, business offices and administrative facilities incurred only minimal damage from the hurricane. However, we did incur more substantial damage in certain outside plant facilities, primarily our transmission and distribution plant, in the coastal areas. Damage from the hurricane to residences, businesses and our facilities has resulted in voice access lines, DSL connections and other services being temporarily disconnected. As a result, our revenues from end user customers decreased approximately $0.5 million in 2004. We accrued approximately $1.7 million in the third quarter of 2004 for estimated building and equipment repairs, restoration of services to customers and other hurricane-related expenses. In addition, in the fourth quarter of 2004 we made approximately $2.6 million in capital expenditures related to storm damages, the majority of which replaced damaged transmission and distribution facilities. Substantially all anticipated repairs and replacements were completed by December 31, 2004. We received authorization from the Alabama Public Service Commission to accelerate depreciation of these storm-related capital expenditures completely in the fourth quarter of 2004, and accordingly, we recognized an additional $2.6 million in depreciation expense for these capital expenditures. As a result of the additional repairs and restoration expenses and depreciation expense, we recognized approximately $0.8 million in revenues from settlements from the NECA carrier common line pool.

In our edge-out services, revenues decreased in 2004 compared to 2003 as sales of new services and renewals of expiring customer contracts have not been enough to replace customers that ceased purchasing our services. At December 31, 2004, our edge-out services had 11,880 voice access lines and 653 high-speed data connections in service. At December 31, 2003, our edge-out services served 14,462 voice access lines and 682 high-speed data connections. A customer in our edge-out services, representing recurring monthly revenues of approximately $55,000, replaced our service during the third quarter of 2004. The expenses to provide services to this customer were minimal. In terms of business development, we are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

Bankruptcies by interexchange carriers in recent years, including MCI WorldCom and Global Crossing, have impacted our financial results, including our revenues and cash flows. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on local exchange carriers, we may be unable to appropriately protect ourselves against the financial impact associated with any future bankruptcies of interexchange carriers or other telecommunication providers. At December 31, 2004, we had approximately $1.3 million reserved against our interexchange carrier receivables.

Operating Expenses

Our primary operating expenses consist of cost of services and sales (exclusive of depreciation and amortization), selling, general and administrative expenses and depreciation and amortization.

Cost of services

Our cost of services includes:

•	plant specific costs and expenses, such as network and general support expense, central office switching and transmission expense, DSL costs, including modems, peripheral materials and egress and transport, information origination/termination expense, underlying carrier costs for long distance transmissions services and cable and wire facilities expense;

•	plant nonspecific costs, such as testing, provisioning, Internet service provider, or ISP, external help desk costs, network administration, outside plant administration, power and engineering;

•	materials and contract labor costs related to construction of certain telecommunication facilities and telecommunication equipment installations for customers;

•	the cost of collocating in incumbent local exchange carrier central offices and leasing unbundled copper loop lines and high capacity digital lines from the incumbent local exchange carriers to connect our customers and other carriers’ networks to our network; and

•	the cost of leasing transport from incumbent local exchange carriers or other providers where our fiber transport capacity is not available.

We have entered into interconnection agreements with BellSouth, Verizon, Sprint and SBC which allow, among other things, the edge-out services to lease unbundled network elements from these incumbent local exchange carriers, at contracted rates contained in the interconnection agreements. We use these network elements to connect our edge-out services customers with our network. Other interconnection agreements may be required by our edge-out services. In addition, each of the edge-out services currently has the necessary certifications to operate in the states where it has customers.

In response to a decision by the United States Court of Appeals for the District of Columbia, or the DC Circuit Court, to vacate certain portions of the FCC’s Triennial Review Order, on August 20, 2004, the FCC released its Order and Notice of Proposed Rulemaking in the Matter of Unbundled Access to Network Elements and initiated a proceeding to review and revise its unbundling rules. In response to the reversal of its rules by the DC Circuit Court, the FCC issued interim rules on August 20, 2004, and initiated a proceeding to review and revise its unbundling rules. On December 15, 2004, the FCC adopted new rules which were released February 4, 2005. The new rules reduce incumbent local exchange carriers’ obligations to lease interoffice transport and high-capacity loops, and eliminate the requirement to lease mass market local circuit switching, including the unbundled network element platform (a combination of loop, switching and transport which allows competitive local exchange carriers to offer service without their own infrastructure). The revised rules take effect March 11, 2005 and, subject to a twelve month transition, eliminate incumbent local exchange carriers’ obligations to provide unbundled network element platform services nationwide, certain high speed interoffice facilities and certain high capacity unbundled network element loops in larger incumbent local exchange carrier wire centers. Several parties are expected to challenge those rules in court and it is not possible to predict the result of any subsequent reconsideration or appeal. It is not possible to predict the outcome or the ultimate impact on our RLEC operations or our edge-out services. We are also uncertain as to the impact on our RLEC operations or edge-out services of actions that may be taken by state utility commissions based upon the new regulations or new legislation that may be considered and passed in response to the new regulations or any further court decisions. Pending further clarification and guidance from the FCC, we may enter into good faith discussions with SBC and BellSouth on amendments to these provisions of our interconnection agreements. The FCC is also considering changes in the rules it applies to the pricing of unbundled network elements. Significant increases in pricing of unbundled network elements, currently based on FCC total element long-run incremental cost pricing rules, would significantly increase the cost of obtaining facilities necessary to provide services to customers in our edge-out markets and would have a material impact on the results of operations and cash flows of our edge-out services. Our objective for the edge-out services has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Given the developments with the edge-out services discussed herein, we intend to analyze its financial and operating results to determine that our objective is being accomplished.

Selling, general and administrative expenses

Selling, general and administrative expenses include:

•	selling and marketing expenses;

•	expenses associated with customer care;

•	billing and other operating support systems; and

•	corporate and administrative expenses.

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

Depreciation and amortization expenses

We recognize depreciation expense for our telephone plant and equipment that is in service and is used in our operations, excluding land which is not depreciated. Our regulated RLEC operations use straight-line rates approved by the public utility commissions in the states where we have regulated telephone plants in service. In our unregulated RLEC operations and in our edge-out services, telephone plant and equipment is depreciated over lives, determined according to the class of the asset, ranging from three years to thirty-three years.

We have seen a decline in recent quarters in our depreciation expense as a result of certain asset classes becoming fully depreciated. As a result of damages incurred in our Alabama rural telephone company related to Hurricane Ivan, we made capital expenditures of approximately $2.6 million with substantially all of these expenditures being made in the fourth quarter of 2004. We received authorization from the Alabama Public Service Commission to accelerate depreciation of these capital expenditures completely in the fourth quarter of 2004. Beyond this one-time event, we anticipate that our depreciation expense will continue to decrease in the near-term.

Amortization expense is recognized primarily for our intangible assets considered to have finite lives on a straight-line basis. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are no longer permitted to be amortized but are subject to impairment tests at least annually in accordance with the tenets of SFAS 142.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations for the periods indicated, expressed as a percentage of revenues. The year to year comparisons of financial results are not necessarily indicative of future results.

	Year Ended December 31,
	2004	2003	2002
	(Unaudited)
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	29.3	26.9	30.6
Depreciation and amortization	23.2	27.9	27.5
Selling, general and administrative expenses	19.6	22.8	24.7
Restructuring	—	(0.4)	1.5

Total operating expenses	72.1	77.2	84.3

Operating income	27.9	22.8	15.7
Interest expense	(30.5)	(33.6)	(34.7)
Other income (expense)	2.1	1.9	(1.4)

Loss before income taxes and minority interest expense	(0.5)	(8.9)	(20.4)
Income tax benefit (expense)	3.3	1.0	(0.9)
Minority interest expense	—	—	(0.1)

Net income (loss)	2.8%	(7.9)%	(21.4)%

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

Total revenues for the year ended December 31, 2004 were $194.4 million, an increase of $8.0 million, or 4.2%, from $186.4 million for the year ended December 31, 2003. Revenues in the RLEC operations were $182.5 million in 2004, an increase of $10.0 million, or 5.8%, from revenues of $172.5 million in 2003. In our edge-out services, revenues decreased $2.0 million, or 14.6%, to $11.9 million in 2004 compared to $13.9 million in 2003.

For 2004, our RLEC operations and edge-out services provided approximately 93.9% and 6.1%, respectively, of our revenues. Comparatively, for 2003, our RLEC operations provided 92.5% of our revenues and our edge-out services provided 7.5% of our revenues.

Voice Services. Revenues from voice services, which are comprised of local service, including network access and long distance service, as a percentage of total revenues, were approximately 75.0% and 76.6% for the years ended December 31, 2004 and 2003, respectively.

Local service revenues in 2004 were $130.7 million, an increase of $3.7 million, or 2.9%, from local service revenues in 2003 of $127.0 million. The increase is attributable largely to an increase of $1.7 million in revenues from interconnection agreements with wireless carriers. In addition, revenues from federal and state universal service payments increased $1.3 million and revenues from cost study settlements increased $0.9 million in 2004 compared to 2003.

Long distance revenues in 2004 were $15.1 million, a decrease of $0.7 million, or 4.5%, compared to long distance revenues of $15.8 million in 2003. The decrease is primarily attributable to a decrease in customer billing. As the number of subscribers to the No Limits bundle increased, more customer billings reflect a flat rate charge for long distance service compared to the higher usage-based charges for these customers in prior periods. Long distance revenues also decreased as the result of certain non-recurring revenues in 2003 related to a settlement agreement with another carrier.

At December 31, 2004, our RLEC operations served 181,212 voice access lines, a decrease of 4,691, or 2.5%, from 185,903 voice access lines at December 31, 2003. The decrease in voice access lines was attributable to three primary factors: the impact of Hurricane Ivan on our Alabama RLEC operations, the loss of primary voice access lines at Gallatin River Communications due to the persistent weakness in the local economies in which it operates and a decrease in second lines which we believe is the result of our customers migrating from our dial-up Internet Service, where they also purchase a second line from us, to our DSL service, where they no longer need a second line.

Internet and Enhanced Data Services. Revenues from Internet and enhanced data services increased $4.4 million, or 27.4% to $20.7 million in 2004 compared to $16.3 million in 2003. The increase in revenues is attributable to the increase in the number of DSL subscribers served in our RLEC operations. At December 31, 2004, our RLEC operations served 39,562 DSL subscribers compared to 24,181 at December 31, 2003, an increase of 15,381 connections, or 63.6%. The growth in DSL connections is attributable to the strong demand for our No Limits bundled offering.

Edge-Out Services. Revenues from our edge-out services in 2004 were $11.9 million, a decrease of approximately $2.0 million, or 14.6%, from revenues of $13.9 million in 2003. The decrease was attributable primarily to a $1.5 million decrease in local service revenues and a $0.2 million decrease in long distance service revenues as the result of a decrease in the number of connections served. At December 31, 2004 and 2003, our edge-out services served approximately 11,880 and 14,462 voice access lines, respectively, representing a 17.9% decrease. In addition, revenues from enhanced data services provided in our edge-out services decreased $0.1 million, or 5.4%, in 2004 compared to 2003 as a result of a decrease in the number of high speed data connections in service. At December 31, 2004, our edge-out services served 653 connections compared to 682 connections at December 31, 2003, a decrease of 29 connections or 4.3%. Revenues from transport services were $2.5 million in 2004, a decrease of $0.2 million, or 7.6%, from transport service revenues of $2.7 million in 2003. We have found the fiber transport business to be extremely competitive and we are not actively expanding this line of business at this time. The main value being derived from our fiber optic network is through support for our dial-up, DSL and high-speed access services which require the use of our fiber optic network to connect to the Internet.

Miscellaneous Revenues. Miscellaneous revenues were $16.0 million in 2004, an increase of $2.5 million, or 18.3%, compared to miscellaneous revenues of $13.5 million in 2003. The increase is largely attributable to revenues from a special construction project. Revenues from this project were approximately $1.8 million higher in 2004 than 2003. In addition, revenues from two equipment installation projects were approximately $0.2 million in 2004. Finally, revenues from publishing telephone directories increased approximately $0.3 million and uncollectibles expenses decreased approximately $0.2 million.

Operating Expenses

Total operating expenses decreased approximately $3.9 million from $144.0 million, or 77.2% of total revenues in 2003, to $140.1 million, or 72.1% of total revenues in 2004. The decrease is primarily attributable to a decrease of $7.1 million in depreciation and amortization expenses in 2004 compared to 2003. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated during 2004. This decrease was partially offset by the one-time depreciation charge of $2.6 million in our RLEC operations from storm-related capital expenditures that were accelerated into the fourth quarter of 2004.

Approximately $4.8 million of the decrease in operating expenses resulted from higher short-term incentive accruals of $2.8 million and a $1.3 million accrual for potential sales tax liabilities made in 2003 for which no comparable accruals were made in 2004. In addition, favorable regulatory rulings resulted in the reversal of approximately $0.7 million of the sales tax accrual in 2004 which contributed to the decrease.

Approximately $2.5 million of the decrease in operating expenses is attributable to a decrease in long-term incentive plan expenses from $5.4 million in 2003 to $2.9 million in 2004 due to a decrease in the number of new grants being made.

Partially offsetting the decrease in operating expenses are the following factors. First, in the first quarter of 2003, we recognized a one-time, non-cash gain of approximately $2.7 million from a pension curtailment. The gain resulted in a reduction in pension expense in 2003 whereas no comparable gain was recognized in the first quarter of 2004. Approximately $2.1 million of the net gain was recognized as a reduction of pension expense in the RLEC operations and $0.6 million as a reduction of pension expense in the edge-out services. Second, in 2004, we recognized approximately $1.7 million in expenses related to storm-related repairs and restoration performed in our Alabama rural telephone company as a result of Hurricane Ivan. Finally, costs to terminate long distance calls attributable primarily to an increase in access minutes of use related to the No Limits package increased approximately $1.5 million and costs for special construction and equipment installation projects were $1.3 million higher in 2004 compared to 2003.

Cost of services and sales, as a percentage of total revenues, increased to 29.3% in 2004 from 26.9% in 2003, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 22.8% in 2003 to 19.6% in 2004. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 27.9% in 2003 to 23.2% in 2004. Restructuring benefit in 2003, as a percentage of total revenues, was 0.4%. The benefit from reversal of a portion of the restructuring accrual, as a percentage of total revenues was 0.4% in 2003. No such benefit was recognized in 2004.

RLEC Operations Operating Expenses. In the RLEC operations, operating expenses in 2004 were $118.4 million, an increase of $0.4 million, or 0.3%, from operating expenses of $118.0 million in 2003. Depreciation and amortization expense in 2004 was $33.2 million, a decrease of $3.7 million, or 10.0%, from depreciation and amortization expense of $36.9 million in 2003. The decrease was attributable to certain classes of assets becoming fully depreciated in 2004. Included in depreciation and amortization expenses for 2004 is the one-time depreciation charge of $2.6 million for storm-related capital expenditures. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations increased approximately $8.4 million, or 19.9%, to $50.3 million in 2004 from $41.9 million in 2003. The increase in cost of services includes approximately $1.7 million in storm-related repairs and restoration expenses in our Alabama rural telephone company. In addition, costs to terminate long distance calls attributable primarily to an increase in access minutes of use related to the No Limits package increased approximately $1.5 million and costs for special construction and equipment installation projects increased approximately $1.3 million in 2004 compared to 2003. Expenses for DSL modems used in the RLEC operations were approximately $0.5 million higher in 2004 when compared to 2003 as DSL modems were capitalized in the first six months of 2003. Finally, cost of services in the RLEC operations in 2003 reflect $0.6 million for a non-cash gain from a pension curtailment for which no comparable gain was recognized in 2004. Selling, general and administrative expenses in the RLEC operations decreased $4.3 million, or 11.0%, to $34.9 million in 2004 compared to $39.2 million in 2003. The decrease is attributable primarily to higher short-term incentive accruals of $2.8 million and a $1.3 million accrual for potential sales tax liabilities made in 2003 for which no comparable accruals were made in 2004. Favorable regulatory rulings resulted in the reversal of approximately $0.7 million of the potential sales tax accrual in 2004 which contributed to the decrease. In addition, long-term incentive plan expenses included in selling, general and administrative expenses in the RLEC operations were $2.3 million lower in 2004 compared to 2003. Partially offsetting these lower selling, general and administrative expenses in the RLEC operations was the impact on selling, general and administrative expenses of the non-cash pension curtailment gain of $1.5 million recognized in 2003 for which no comparable gain was recognized in 2004.

Edge-Out Services Operating Expenses. Operating expenses in our edge-out services decreased approximately $4.2 million from $25.9 million in 2003 to $21.7 million in 2004, attributable to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $3.4 million, or 22.2%, to $11.8 million in 2004 compared to $15.2 million in 2003. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. In addition, nonrecurring settlements from several disputes arising out of interconnection agreements, totaling approximately $0.6 million, reduced cost of services in 2004 whereas no comparable settlements were recorded in 2003. Other operating expenses also decreased as a result of the decrease in the number of connections served. Partially offsetting these decreases were the $0.6 million noncash gain from the pension curtailment that reduced pension expense and a $0.7 million adjustment to restructuring accruals that reduced operating expenses in the edge-out services in 2003. No similar pension curtailment gains or adjustments to restructuring accruals were recorded in 2004.

Net Operating Income

Net operating income increased approximately $11.7 million from $42.5 million, or 22.8% of total revenues in 2003 to $54.2 million, or 27.9% of total revenues in 2004. The increase is primarily attributable to the increase in revenues in the RLEC operations. Net operating income in the RLEC operations increased $9.6 million, or 17.6%, to $64.1 million in 2004 from $54.5 million in 2003. For the edge-out services, the net operating loss improved $2.2 million, or 17.9%, to $9.8 million in 2004 from $12.0 million in 2003.

Interest Expense

Interest expense decreased $3.3 million, or 5.4% to $59.3 million, or 30.5% of total revenues, in 2004 compared to $62.6 million, or 33.6% of total revenues, in 2003. Approximately $2.2 million of the decrease is attributed to lower weighted average outstanding balances and lower weighted average interest rates on long-term debt with the RTFC. In addition, interest expense for certain income tax-related exposures was $1.5 million in 2003 compared to $0.9 million in 2004, a decrease of $0.6 million. Included in the $0.9 million in 2004 is interest expense of approximately $0.4 million in the second quarter of 2004 related to income tax refunds that are the subject of two lawsuits filed against us as further discussed under “—Deferred Income Tax Contingency” below. Finally, $0.5 million of the decrease in 2004 related to the settlement of a vendor dispute.

Other Income

Other income in 2004 was $4.0 million, an increase of $0.4 million, or 9.8%, from other income of $3.6 million in 2003. Other income represented 2.1% and 1.9% of total revenues in 2004 and 2003, respectively. The increase is attributed primarily to an increase in dividend income in 2004 when compared to 2003 that is attributed primarily to a $0.5 million increase in the dividend received from the Rural Telephone Bank.

Income Tax Benefit

We recognized an income tax benefit of $6.4 million in 2004, an increase of $4.6 million from an income tax benefit of $1.8 million in 2003. The income tax benefit in 2004 was largely due to the reversal of our valuation allowance established to recognize our deferred income tax assets at their net realizable value. The reduction in the valuation allowance was $9.2 million. Partially offsetting this benefit was income tax expense of $2.1 million recorded in the second quarter of 2004 related to two erroneous refund lawsuits filed against two of our subsidiaries by the Department of Justice.

The income tax benefit in 2003 was attributable primarily to a benefit of $2.7 million recognized in the fourth quarter of 2003 related to certain refunds received in 2002. We received the refunds after amending our 1998 income tax returns. The benefit was recognized after we were advised that the statute of limitations for taxing authorities to assert audit adjustments against our 1998 income tax returns had expired in 2003.

In June 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed the erroneous refund lawsuits against our two subsidiaries that received the refunds from the amended 1998 returns and subsequently recognized the benefit. As a result, during the second quarter of 2004, we accrued $2.1 million as income tax expense and also accrued $0.4 million in related interest expense to recognize the potential exposure under the suits. See “—Deferred Income Tax Contingency” below for further information on these suits.

Net Income (Loss)

We reported net income of $5.4 million in 2004, or 2.8% of total revenues, which is attributed to our $6.4 million income tax benefit recognized in 2004. Our net income of $5.4 million was an improvement of $20.1 million from our net loss of $14.7 million, or 7.9% of total revenues, in 2003, as a result of the factors discussed above. The RLEC operations reported net income of $41.2 million in 2004 compared to net income of $24.2 million in 2003, an increase of $17.0 million, or 70.1%. For the years ended December 31, 2004 and 2003, our edge-out services reported net losses of $35.9 million and $38.9 million, respectively, an improvement of $3.0 million. Our EBITDA increased $5.0 million from $98.2 million, or 52.7% of total revenues, in 2003, to $103.2 million, or 53.1% of total revenues, in 2004. (See footnote (c) under “Selected Historical Financial and Operating Data” for a definition of EBITDA and reconciliation of EBITDA to net cash provided by (used in) operating activities.)

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

Total revenues for the year ended December 31, 2003 were $186.4 million, an increase of $2.2 million from $184.2 million for the year ended December 31, 2002. Revenues in the RLEC operations were $172.5 million in 2003, an increase of $3.6 million, or 2.1%, from revenues of $168.9 million in 2002. In our edge-out services, revenues decreased $1.4 million, or 8.6%, to $13.9 million in 2003 compared to $15.3 million in 2002.

For 2003, our RLEC operations and edge-out services provided approximately 92.5% and 7.5%, respectively, of our revenues. Comparatively, for 2002, our RLEC operations provided 91.7% of our revenues and our edge-out services provided 8.3% of our revenues.

Voice Services. Revenues from voice services, which are comprised of local service, including network access and long distance service, as a percentage of total revenues, were approximately 76.6% and 78.1% for the years ended December 31, 2003 and 2002, respectively.

Local service revenues in 2003 were $127.0 million, a decrease of $2.0 million, or 1.6%, from local service revenues of $129.0 million in 2002. The decrease is attributable primarily to a $4.5 million decrease in switched access revenues from a decrease in minutes of use in addition to an access rate decrease. This decrease was partially offset by an increase of $1.8 million increase in revenues from interconnection agreements with wireless carriers and $0.7 million from an increase in subscriber line charges.

Long distance revenues were $15.8 million in 2003, an increase of $1.0 million, or 6.5%, compared to long distance revenues of $14.8 million in 2002. The increase is attributable primarily to increased minutes of use of our private label toll service as a result of an increase in the number of long distance accounts served. The number of long distance accounts in service increased 5.9% in 2003. In addition, long distance revenues also increased as the result of certain non-recurring revenues in 2003 related to a settlement agreement with another carrier.

At December 31, 2003, the RLEC operations served 185,903 voice access lines, a decrease of 4,350 voice access lines, or 2.3%, from 190,253 voice access lines served at December 31, 2002.

Internet and Enhanced Data Services. Revenues from Internet and enhanced data services increased $2.8 million, or 20.4% to $16.3 million in 2003 compared to $13.5 million in 2002. The increase in revenues is attributable to the increase in the number of DSL subscribers served in our RLEC operations. At December 31, 2003, our RLEC operations served 24,181 DSL subscribers compared to 16,423 at December 31, 2002, an increase of 7,758 connections or 47.2%.

Edge-Out Services. Revenues in our edge-out services in 2003 were $13.9 million, a decrease of $1.4 million, or 8.6%, from revenues of $15.3 million in 2002. Approximately $0.8 million of the decrease is attributed to the decrease in the average number of voice access lines and high-speed data connections in service during 2003 compared to 2002. At December 31, 2003 and 2002, our edge-out services served approximately 15,144 and 17,049 voice access and high-speed data connections, respectively, an 11.2% decrease. Approximately $0.7 million of the decrease is attributed to a decrease in our fiber transport business as we are not actively expanding this line of business.

Miscellaneous Revenues. Miscellaneous revenues were $13.5 million in 2003, an increase of $1.8 million, or 16.0%, compared to miscellaneous revenues of $11.7 million in 2002. The increase is largely attributable to the impact on miscellaneous revenues in 2002 from approximately $1.5 million in bad debts being charged against revenues for pre-petition amounts of two customers, MCI WorldCom and Global Crossing, which filed for bankruptcy during the second quarter of 2002. No comparable bad debt charges were recognized in 2003.

Operating Expenses

Total operating expenses decreased $11.3 million from $155.3 million, or 84.3%, of total revenues in 2002, to $143.9 million, or 77.2%, of total revenues in 2003. Approximately $2.7 million of the decrease is the result of a one-time, non-cash gain from a pension curtailment in the first quarter of 2003. Accrual of benefits for qualified plan participants who are not members of bargaining units in our non-contributory, defined benefit pension plan was frozen in the first quarter of 2003. As a result, Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The pension plan curtailment resulted in an immediate net gain of $2.8 million, of which $2.7 million resulted in a reduction in pension expenses and $0.1 million went to reduce capital additions. The gain was recognized in the first quarter of 2003 and was allocated between our operating subsidiaries who participate in the pension plan. Although further accrual of benefits by plan participants is frozen, we have a continuing obligation to fund the plan and continue to recognize net periodic pension expense. Approximately $2.1 million of the net gain was recognized as a reduction of pension expenses in our RLEC operations and $0.6 million as a reduction of pension expenses in our edge-out services.

Approximately $3.4 million of the decrease in operating expenses resulted from changes in restructuring expenses, with the majority of the decrease, or $3.2 million, in the edge-out services. In 2003, we recognized a benefit of approximately $0.7 million for adjustments made to restructuring accruals to recognize differences between actual operating results and our original estimates of restructuring expenses properly recorded in prior years in accordance with Emerging Issues Task Force Issue 94-3 (“EITF 94-3”). In 2002, we recorded restructuring expenses of $2.8 million. The remaining decreases in operating expenses are attributed to further expense reductions realized primarily in our edge-out services and to a lesser degree in the RLEC operations when compared to the prior year.

These operating expense reductions were partially offset by certain higher operating expenses. Our short-term incentive accruals increased $2.5 million in 2003 compared to 2002. In addition, during the fourth quarter of 2003, we accrued a one-time charge of $1.3 million for potential sales tax liabilities that may be retroactively imposed on the rural telephone companies. We also recognized $0.9 million in expenses for DSL modems used in the RLEC operations. Prior to the third quarter of 2003, under our accounting policies, the cost of DSL modems were capitalized. However, beginning in the third quarter of 2003, we began expensing DSL modems as their cost fell below the threshold for capitalization.

Cost of services and sales, as a percentage of total revenues, decreased from 30.6% in 2002 to 26.9% in 2003, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 24.7% in 2002 to 22.8% in 2003. Depreciation and amortization expenses, as a percentage of total revenues, increased from 27.5% in 2002 to 27.9% in 2003. Restructuring benefit in 2003, as a percentage of total revenues, was 0.4% compared to the restructuring charge in 2002, as a percentage of total revenues, of 1.5%.

RLEC Operations Operating Expenses. Operating expenses in the RLEC operations in 2003 were $118.0 million, a decrease of $1.2 million, or 1.0%, from 2002 operating expenses of $119.2 million. Cost of services and sales (exclusive of depreciation and amortization) were $41.9 million in 2003, a decrease of $1.6 million, or 3.6%, from $43.5 million in 2002. Approximately $0.6 million of the decrease is attributable to the pension curtailment gain. The remaining decrease is attributable to overall decreases in expenses from implementation of business process improvements. Selling, general and administrative expenses decreased $1.1 million, or 2.7%, from $40.4 million in 2002 to $39.3 million in 2003. The decrease is attributable to the $1.5 million impact on selling, general and administrative expenses from the pension curtailment gain. Restructuring expenses in the RLEC operations were $0.1 million in 2002 compared to a benefit of $0.1 million in 2003, a change of $0.2 million. These decreases were offset by an increase of $1.7 million in depreciation and amortization expenses to $36.9 million in 2003 from $35.2 million in 2002. In our RLEC operations, in addition to the impact of slower growth on our operating expenses, we also realized a full year of cost reductions in 2003 from the implementation of more cost efficient methods of managing our business processes in earlier years.

Edge-Out Services Operating Expenses. In our edge-out services, operating expenses in 2003 were $25.9 million compared to operating expenses in 2002 of $36.1 million, a decrease of $10.2 million or 28.3%. Cost of services decreased approximately $4.5 million, or 35.4%, to $8.3 million in 2003 from $12.8 million in 2002. The decrease is largely due to the benefits from the changes we implemented to our cost structure, including reduced personnel costs, circuit expenses and overhead expenses, in our edge-out services in the fourth quarter of 2001 and the third quarter of 2002 being fully realized in 2003. Depreciation and amortization expense was $15.1 million in 2003 and $15.4 million in 2002, a decrease of $0.3 million, or 1.7%. Selling, general and administrative expenses decreased $2.2 million, or 41.2%, to $3.1 million in 2003 from $5.3 million in 2002. Again, the change in our cost structure in the third quarter of 2002 and fourth quarter of 2001 was the primary factor in the decrease in selling, general and administrative expenses. Restructuring expenses in the edge-out services were $2.6 million in 2002 compared to a benefit of $0.6 million in 2003, a change of $3.2 million.

Net Operating Income

Net operating income increased approximately $13.6 million, or 47.2%, from net operating income of $28.9 million, or 15.7% of total revenues in 2002 to net operating income of $42.5 million, or 22.8% of total revenues in 2003. The increase is attributable primarily to the reductions in operating expenses in the RLEC operations and edge-out services. Net operating income in the RLEC operations increased $4.7 million, or 9.5%, to $54.5 million in 2003 from $49.8 million in 2002. In our edge-out services, our net operating loss improved $8.9 million, or 42.6%, to a net operating loss of $12.0 million in 2003 from a net operating loss of $20.9 million in 2002.

Interest Expense

Interest expense decreased $1.3 million to $62.7 million, or 33.6% of total revenues, in 2003 compared to $64.0 million, or 34.7% of total revenues, in 2002. The decrease in interest expense is primarily attributable to a lower average balance of long-term debt outstanding and slightly lower weighted average interest rates during 2003 compared to 2002. This decrease was partially offset by the accrual of $1.4 million in interest expense related to a potential income tax liability in 2003.

Other Income (Expense)

For 2003, we had net other income of approximately $3.6 million compared to net other expenses of $2.5 million in 2002, a change of $6.1 million. Included in other expenses for 2002 is a $4.0 million realized loss for a decrease in the fair market value of an investment in US Unwired, Inc. common stock that was deemed to be other than temporary and an impairment charge of $2.1 million taken against the carrying value of our investment in US Carrier Telecom, LLC that is accounted for using the equity method. No such comparable charges were recorded in 2003.

Income Tax Benefit (Expense)

We recorded an income tax benefit of $1.8 million in 2003 compared to income tax expense of $1.6 million in 2002, a change of $3.4 million. The change is attributable primarily to the recognition of $2.7 million in income tax refunds in 2003 that offset income tax expense. During 2002, we amended certain prior year income tax returns, covering the years 1998 to 2001, which resulted in refunds of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service, as part of an audit of our tax years from 1999 to 2001, verbally notified us that our position in the amended income tax returns would be disallowed and in the fourth quarter, we received formal notice of disallowance. The refunds impacted by this IRS notification totaled $5.1 million and remain as part of our deferred income tax liabilities. The refunds from amending our 1998 income tax returns, totaling $2.7 million, were not subject to the audit. Upon being advised that the statute of limitations for taxing authorities to make audit adjustments to the 1998 income tax returns had expired during 2003, we recognized the $2.7 million as an income tax benefit.

Net Loss

Our net loss improved $24.7 million from a net loss of $39.4 million, or 21.4% of total revenues, in 2002, to a net loss of $14.7 million, or 7.9% of total revenues, in 2003, as a result of the factors discussed above. We reported net income in our RLEC operations of $24.2 million in 2003 compared to net income of $8.5 million in 2002, an increase of $15.7 million, or 185.1%. For 2003 and 2002, our edge-out services reported a net loss of $38.9 million and $47.9 million, respectively, an improvement of $9.0 million, or 18.8%. Our EBITDA increased $21.4 million from $76.8 million, or 41.7% of total revenues, in 2002, to $98.2 million, or 52.7% of total revenues, in 2003. (See footnote (c) under “Selected Historical Financial and Operating Data” for a definition of EBITDA and reconciliation of EBITDA to net cash provided by (used in) operating activities.)

Liquidity and Capital Resources

We are a holding company with no business operations of our own. Our only significant assets are the capital stock/member interests of our subsidiaries. Accordingly, our only sources of cash to pay our obligations are cash on hand and distributions from our subsidiaries from their net earnings and cash flow. Even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock/member interests, we cannot guarantee that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay such dividend or distribution under the terms of their credit facilities, their contractual obligations or the laws of their jurisdiction of incorporation.

At December 31, 2004, we had total liquidity of $75.5 million, which consisted of cash and cash equivalents of $34.5 million and available borrowings under our lines of credit with the RTFC of $41.0 million.

At December 31, 2004, we had positive working capital of approximately $8.5 million compared to a working capital deficit of $0.2 million at December 31, 2003, a change of $8.7 million. The change was attributable primarily to an increase of $6.3 million in our cash balance and a decrease of $6.9 million in accrued expenses in 2004 compared to 2003. These amounts were partially offset by an increase of $2.4 million in the current portion of long-term debt in 2004 compared to 2003.

Operating Activities. For the years ended December 31, 2004 and 2003, we generated cash from operating activities of $38.9 million and $43.8 million, respectively. The decrease of $4.9 million is attributable largely to the use of cash in 2004 to reduce accrued expenses by $6.9 million whereas in 2003, an increase in accrued expenses provided $3.2 million in cash. In 2004, our net income, excluding non-cash charges such as depreciation, amortization and long-term incentive plan expenses reflected net cash provided of $46.7 million, an increase of $8.2 million compared to $38.5 million for 2003. For the year ended December 31, 2003, we generated net cash from operating activities of $43.8 million, an increase of $11.7 million from net cash generated from operating activities of $32.1 million in the year ended December 31, 2002. In 2003, we continued to reduce our expenses in both the RLEC operations and the edge-out services, which resulted in a lower use of cash. Operating expenses, excluding non-cash depreciation and amortization expenses, in 2003 were $91.9 million in 2003 compared to $104.7 million in 2002, a decrease of $12.8 million.

Investing Activities. For the year ended December 31, 2004, net cash used for investing activities was $12.5 million and consisted of $14.6 million in cash used for the purchase of telephone plant and equipment partially offset by cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $1.4 million (discussed below under “—Long-Term Debt and Revolving Credit Facilities”) and changes in other assets of $0.8 million. Included in the $14.6 million in capital expenditures was approximately $2.6 million for storm-related damages in the fourth quarter of 2004. Excluding these storm-related capital expenditures, our capital expenditures in 2004 were $12.0 million compared to $12.2 million in 2003 and $12.3 million in 2002. For the year ended December 31, 2003, net cash used for investing activities was $10.0 million and consisted of $12.2 million for the purchase of telephone plant and equipment partially offset by $2.0 million in cash received from the redemption of subordinated capital certificates by the RTFC and $0.2 million from changes in other assets. For the year ended December 31, 2002, net cash used in investing activities was $10.7 million, primarily due to capital expenditures of $12.3 million. This was offset by net cash received of $0.7 million from redemption of subordinated capital certificates by the RTFC and a decrease in other assets of $0.9 million.

Financing Activities. For the year ended December 31, 2004, net cash used in financing activities was $20.1 million and included $7.0 million in repayments on long-term debt, $10.0 million for the repayment of an outstanding balance on a revolving line of credit, $2.1 million for the repurchase of a portion of our 13 1/4% senior notes in the open market and $1.0 million for the partial redemption of a minority interest in Coastal Communications, Inc. For the year ended December 31, 2003, net cash used in financing activities was $25.6 million and was attributable to scheduled principal payments on long-term debt of $13.6 million, the repayment of $21.0 million outstanding on a line of credit and the redemption of $1.0 million of a minority interest in Coastal Communications, Inc. These uses of cash were partially offset by the proceeds of a $10.0 million advance on a line of credit. For the year ended December 31, 2002, net cash used in financing activities was $23.0 million. The net use of cash for financing activities was attributable to scheduled principal payments on long-term debt of $20.4 million and the repayment of an outstanding line of credit of $10.0 million. In addition, during 2002, we redeemed $2.0 million in member’s interest in Madison River Telephone and $1.0 million in minority interest in Coastal Communications, Inc. and advanced $1.4 million to certain of our managing directors. These uses of cash were offset by the proceeds of $4.0 million from advances on a line of credit and $7.8 million from borrowings under a term loan.

Off-Balance Sheet Arrangements

As of December 31, 2004, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4).

Material Contractual Cash Obligations

The following table contains a summary of our material contractual cash obligations as of December 31, 2004:

	Cash Payments Due by Period (amounts in thousands)
	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt - principal (a)	$619,900	$9,385	$18,770	$18,770	$572,975
Long-term debt - interest (b)	454,474	58,456	118,730	119,451	157,837
Operating leases (c)	7,708	1,457	1,889	1,382	2,980
Redemption of minority interest (d)	3,000	1,000	2,000	—	—
Other contractual cash obligations (e)	5,110	2,134	1,361	822	793

Material contractual cash obligations	$1,090,192	$72,432	$142,750	$140,425	$734,585

(a)	Includes scheduled principal repayments per long-term debt agreements. Amount excludes the unamortized discount of $1.8 million on our senior notes. Our long-term debt is discussed further below and in Note 7 to our audited consolidated financial statements.
(b)	Includes estimates of interest expense on long-term debt amounts currently outstanding based on scheduled principal repayments and certain interest rate assumptions for our various tranches of long-term debt. Our long-term debt is discussed further below and in Note 7 to our consolidated financial statements.
(c)	Amount is shown net of estimated sublease income from current subleases.
(d)	See Note 14 to our consolidated financial statements.
(e)	Includes miscellaneous other commitments represented by contracts or other agreements requiring scheduled cash outlays in future periods. Amounts presented are on an undiscounted basis and include, among other things, maintenance agreements, service agreements, professional fees and employment agreements.

Long-Term Debt and Revolving Credit Facilities

At December 31, 2004, Madison River Telephone Company, LLC or its subsidiaries had outstanding borrowings totaling $421.9 million under our existing credit facilities with the RTFC. In addition, we had outstanding $198.0 million in 13 ¼% senior notes that are due in March 2010. In January 2004, a $2.3 million mortgage note payable entered into at the time of the Coastal Communications acquisition, and secured by land and buildings used in those operations, was repaid in full.

RTFC Debt Facilities

Our subsidiary, MRLTDF, is the borrower under a loan agreement with the RTFC. MRLTDF is the holding company for three of our rural telephone companies and our management company: Mebtel, Inc., Gulf Coast Services, Inc., Coastal Communications, Inc. and Madison River Management LLC. Each of these rural telephone companies and Gallatin River Holdings, LLC have provided a guaranty to the RTFC and its operating assets and revenues are subject to a first mortgage lien in favor of the RTFC.

As of December 31, 2004, MRLTDF had approximately $421.9 million in term loans outstanding with the RTFC. Of this amount, $188.3 million in term loans bear fixed interest rates that range between 5.65% and 9.0%, with a weighted average rate approximating 7.4%. The fixed interest rates expire at various times, beginning in April 2005 through August 2006, depending on the terms of the note. Upon the expiration of the fixed interest rates, the term loans will convert to the RTFC’s prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. The remaining $233.6 million in outstanding term loans have a variable interest rate of 6.85% at December 31, 2004. In total, as of December 31, 2004, our weighted average interest rate on all RTFC term debt is 7.1%.

Our loan agreement with the RTFC matures in November 2016. Quarterly principal payments through 2010 are approximately $2.3 million. Beginning in 2011, scheduled principal payments increase, ranging from $8.9 million to $17.5 million per quarter through the end of 2016. In addition, during the second quarter of each year, we are required to calculate excess cash flow, as defined in our loan agreement, using the preceding year’s financial results for the rural telephone companies subject to the loan agreement. If the calculation indicates excess cash flow, we are required to make a mandatory prepayment of principal to the RTFC equivalent to the amount of excess cash flow. Based on financial results for 2004, no mandatory prepayment is required to be made to the RTFC in 2005.

Under the terms of our loan agreement, interest rates on our outstanding term loans are at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as our Total Leverage Ratio, as defined in the loan agreement, decreases. The interest rate adder will remain at 1.0% while the Total Leverage Ratio is greater than 5.0 to 1.0. It decreases to 0.75% when the Total Leverage Ratio is between 4.0 to 1.0 and 5.0 to 1.0 and decreases to 0.5% when the Total Leverage Ratio is less than 4.0 to 1.0. At December 31, 2004, our Total Leverage Ratio remained above 5.0 to 1.0.

Also included in our covenants, among others, are requirements that we obtain RTFC approval of a forward-looking, three-year capital expenditure budget on an annual basis and obtain RTFC consent before completing any acquisitions or disposals of local exchanges. In addition, our loan agreement allows us to repurchase our senior notes without RTFC consent in amounts not to exceed $2.0 million per quarter and $6.0 million per year.

As a condition of obtaining long-term financing from the RTFC, we purchased subordinated capital certificates that represent ownership interests in the RTFC equal to 10% of the amount borrowed. The RTFC financed the purchase of the subordinated capital certificates by increasing the balance advanced for a loan by an amount equal to the subordinated capital certificates purchased.

At December 31, 2004, we owned $42.7 million in subordinated capital certificates. The subordinated capital certificates are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal that was repaid in the prior year. Therefore, at December 31, 2004, based on principal payments of approximately $4.7 million made in 2004, we have approximately $0.5 million in subordinated capital certificates eligible to be redeemed in 2005. In March 2004 and March 2003, the RTFC redeemed approximately $1.4 million and approximately $2.0 million, respectively, of our subordinated capital certificates. In connection with our repayment of outstanding obligations under the credit facilities, our remaining subordinated capital certificates will be redeemed by the RTFC.

We also receive a share of the RTFC’s net margins in the form of patronage capital refunds. Patronage capital is allocated based on the percentage that our interest payments contribute to the RTFC’s gross margins. Currently, 70% of the RTFC’s patronage capital allocation is retired with cash after the end of the year, and 30% is paid in the form of patronage capital certificates. The patronage capital certificates will be retired with cash in accordance with the RTFC’s board-approved fifteen-year rotation cycle.

Our loan facilities with the RTFC are secured by a first mortgage lien on the operating assets and revenues of our rural telephone companies and their subsidiaries, Madison River Holdings Corp., Madison River LTD Funding Corp. and Madison River Management LLC. In addition, substantially all of the outstanding equity interests of these entities have been pledged in support of the loan facilities. In addition, in the event that our senior notes are fully retired, we will grant the RTFC a first mortgage lien on the operating assets and revenues of Madison River Communications, LLC.

In addition to the term loans, we also have two secured revolving lines of credit with the RTFC. One line of credit is a $31.0 million facility at MRLTDF and has no annual paydown provisions. This line of credit bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 6.9% at December 31, 2004. During the first quarter of 2004, we repaid the $10.0 million we had advanced against this line of credit as of December 31, 2003. The entire $31.0 million is fully available to be drawn. The second line of credit is a $10.0 million facility that is available to Coastal Utilities, Inc. for general corporate purposes. Under the terms of this line of credit, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. This line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points, or 7.4% at December 31, 2004. This line of credit was initially unsecured. In April 2004, we provided the RTFC with a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit.

Each line of credit is scheduled to expire in September 2005. We have been notified by the RTFC that, assuming the lines of credit are not refinanced with another lender prior to September 2005, a new secured line of credit in the amount of $41.0 million for a term ending in March 2010 has been approved. Completion of the new line of credit is subject to satisfactory completion of documentation for the new agreements and all conditions precedent to closing being satisfied.

The terms of the RTFC loan agreement, as amended, contain various financial and administrative covenants including ratios that are tested on an annual basis. The ratios are tested against the combined financial results of MRLTDF and its subsidiaries, Gallatin River Holdings, LLC, Madison River Long Distance Solutions, Inc. and Mebtel Long Distance Solutions, Inc. In addition, among other things, these combined entities are restricted in their ability to: (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) limited in their ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, as amended, any cash generated by MRLTDF and its subsidiaries, Gallatin River Holdings, LLC, Madison River Long Distance Solutions, Inc. and Mebtel Long Distance Solutions, Inc. and any amounts available under the line of credit facilities discussed above may only be available to those entities and not to us or our other subsidiaries to fund our obligations. At December 31, 2004, MRLTDF was in compliance with the terms of its loan agreement, as amended, with the RTFC.

Senior Notes

We issued $200.0 million in publicly traded 13 1/4% senior notes that are due in March 2010. The senior notes are callable beginning in March 2005 at 106.625%. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the SEC and are subject to the terms and conditions of an indenture. In June 2004, as permitted under the terms of our loan agreement with the RTFC, MRLTDF acquired $2.0 million in outstanding senior notes for approximately $2.1 million. The senior notes, which are held by MRLTDF, are considered to be retired and we recognized approximately $0.2 million as a loss from the extinguishment of long-term debt in the second quarter of 2004. At December 31, 2004, the senior notes had a carrying value of $196.2 million, which is net of a $1.8 million unamortized discount.

Under the terms of our indenture, we and our restricted subsidiaries must comply with certain financial and administrative covenants. Among other things, we are limited in our ability to: (i) incur additional indebtedness, (ii) pay dividends or make other distributions to Madison River Telephone or others holding an equity interest in a restricted subsidiary, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (vii) enter into transactions with affiliates. At December 31, 2004, Madison River Capital was in compliance with the terms of its senior notes indenture.

Other Long-Term Debt

We had a convertible note payable to a member of MRTC with an outstanding principal balance of $0.4 million as of December 31, 2003. The note was convertible into redeemable Class A member interests of MRTC. During 2004, the obligation for the convertible note payable was transferred to MRTC in exchange for additional member’s interest units in Madison River.

Interest Rates

On April 5, 2005, the fixed interest rate on one of our RTFC notes with an outstanding principal balance of $98.1 million will expire. The note, with a fixed interest rate of 9.0% prior to expiration, will convert to the RTFC’s prevailing variable base rate plus 1.0% interest rate adder, or 6.85%, using the rate in effect as of December 31, 2004. After conversion of this interest rate, our fixed rate term loans with the RTFC will total $90.1 million at a weighted average interest rate of 5.65% and our variable rate term loans with the RTFC will total $331.8 million at a variable interest rate of 6.85% using the rate in effect as of December 31, 2004.

Minority Interest in Coastal Communications, Inc.

As part of the consideration paid in the Coastal Communications, Inc. acquisition in March 2000, Madison River Telephone issued to the Coastal shareholders 300 shares of Series A stock and 300 shares of Series B non-voting common stock of Coastal Communications, Inc. in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders’ agreement and were exercisable by the holders and Coastal Communications, Inc. In April 2002, Madison River Telephone completed an agreement with the Coastal shareholders that, among other things, modified certain provisions of the shareholders’ agreement. Under the terms of the agreement, the Coastal shareholders exchanged certain of their equity interests in Coastal Communications, Inc. for equity in Madison River Telephone and the notes payable from Madison River Telephone that were repaid in December 2004.

Coastal Communications, Inc. redeemed 30 shares of Series A Stock retained by the Coastal shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction in April 2002. Under the terms of the amended shareholders’ agreement, the Coastal shareholders have the right to require Coastal Communications, Inc. to redeem their remaining shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Accordingly, the Coastal shareholders put 30 shares of Series A stock to Coastal Communications, Inc. in June 2003 and July 2004 and, in each case, Coastal Communications, Inc. redeemed the shares for approximately $1.0 million shortly thereafter. After the redemption in July 2004, the Coastal shareholders continue to hold 90 shares of Series A stock with the next available put right for 30 shares occurring in August 2005. Under the terms of the agreement, we may at any time require the Coastal shareholders to sell their shares of Series A stock to us for a purchase price of $33,333.33. At the closing of the proposed initial public offering discussed below, if successful, we anticipate repurchasing the 90 remaining shares of Series A stock held by the Coastal shareholders for an aggregate purchase price of $3.0 million out of the proceeds of the proposed initial public offering and borrowings under the new credit facilities and cash on hand.

Deferred Income Tax Contingency

During 2002, we amended certain prior year income tax returns that resulted in refunds to the Company of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service, as part of an audit, verbally notified us that our position taken in the amended tax returns would be disallowed and in the fourth quarter of 2003, we received formal notice of such action by the IRS. The refunds impacted by this IRS notification totaled approximately $5.1 million and these amounts continue to be included in our deferred income tax liabilities. We believe that our position is appropriate under current tax laws and we intend to vigorously defend the position taken in our amended income tax returns. We continue to accrue interest expense of approximately $0.1 million quarterly related to these refunds until the issue is resolved. At this time, we cannot assure you that we will prevail in our defense of our position taken in the amended income tax returns and we are uncertain as to the amount of time it will take to resolve. If we are not successful, we may be required to repay the amounts received as refunds plus accrued interest.

The remaining $2.7 million in refunds for 1998 amended income tax returns, which were not included in the IRS notification and for which we were advised the statute of limitations for audit adjustments had expired, were recognized as an income tax benefit in the fourth quarter of 2003. However, in June 2004, the Department of Justice filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that these were erroneous refunds of income taxes that our subsidiaries received which the United States of America is entitled to have returned. The amount of erroneous refunds being sought in the lawsuits total approximately $2.9 million. In the first quarter of 2004, as the result of certain income tax audit adjustments made related to the examination of a separate year, we paid approximately $0.9 million of these claims. Accordingly, to recognize our potential exposure under the lawsuits, we accrued the remaining $2.1 million as income tax expense during the second quarter of 2004. At the same time, we also recognized $0.4 million in interest expense related to these erroneous refunds. We believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to vigorously defend against these claims. However, if we are not successful, we may be required to repay the amounts received as refunds plus the accrued interest and plaintiff’s costs.

Capital and Liquidity Requirements

Our working capital needs, our debt service requirements and our capital expenditures will be funded from our cash flow from operations and our existing liquidity on-hand, including available borrowings under the revolving portion of our credit facilities. In the near term, we expect that our primary uses of cash will include:

•	scheduled interest payments on our existing credit facilities;

•	the maintenance and growth of our telephone plant and network infrastructure;

•	the maintenance, upgrade and integration of operating support systems and other automated back office systems;

•	required federal and state income taxes;

•	sales and marketing expenses;

•	corporate overhead; and

•	personnel and related expenses.

We currently estimate that capital expenditures in 2005 may be approximately $12.8 million. For 2004, our capital expenditures were approximately $14.6 million, which included approximately $2.6 million in capital expenditures to replace certain telephone and plant equipment, primarily our transmission and distribution facilities used to serve the coastal areas of our RLEC operations in Alabama, as a result of damages from Hurricane Ivan. For the years ended December 31, 2003 and 2002, our capital expenditures were approximately $12.2 million and $12.3 million, respectively. Our use of cash for capital expenditures in 2004, 2003 and 2002 was significantly less than we have incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital additions during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. A large portion of our capital expenditures in 2004 have been directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. In 2004 and 2005, the demand for use of capital in the expansion of our telephone plant and network facilities has been assessed and will continue to be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We recently entered into an agreement with the National Rural Telecommunications Cooperative that will allow us to offer DIRECTV satellite television service to our customers. This agreement will not require us to make any significant capital expenditures to provide this service. We anticipate that introduction of this product offering will commence by the second quarter of 2005.

Effective January 1, 2005, we converted from being treated as a partnership for federal and state income tax purposes to a C corporation. Accordingly, rather than passing through our income, losses and credits to our parent, we will begin filing a consolidated federal income tax return with our corporate subsidiaries pursuant to tax sharing agreements we will enter into with those subsidiaries. In addition, we will begin filing the appropriate state income tax returns. Prior to this conversion, our corporate subsidiary, Madison River Holdings Corp., filed a consolidated federal income tax return on behalf of itself and its corporate subsidiaries. We do not expect this conversion will have a material impact on financial position, results of operations or cash flows.

Based on our business plan, we currently project that cash and cash equivalents on hand, available borrowings under our new credit facilities and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs, including funding our working capital deficit, for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others:

•	the accuracy of our estimates for capital needed to make hurricane-related repairs and restoration of services;

•	the extent to which we consummate any significant additional acquisitions;

•	our success in maintaining a net positive cash flow in our edge-out operations;

•	the demand for our services in our existing markets;

•	our ability to acquire, maintain, develop, upgrade and integrate the necessary operating support systems and other back office systems; and

•	regulatory, technological and competitive developments.

We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to credit facilities or other borrowing agreements that restrict paying dividends or making intercompany loans and investments, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements that our subsidiaries may enter into governing the terms of indebtedness may restrict our subsidiaries’ ability to pay dividends or advance cash in any other manner to us. Our subsidiaries’ ability to pay dividends or make distributions to us is also subject to the laws of their jurisdiction of incorporation.

To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, including additional borrowings under our new credit facilities, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot assure you that we will generate sufficient cash flow from operations in the future or that future borrowings or other financings will be available to us in amounts sufficient to provide adequate working capital, service our indebtedness, make anticipated capital expenditures or pay income taxes. Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our projected financial condition or results of operations.

Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions

On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Concurrently with the closing of the initial public offering, we expect Madison River Capital will enter into New Credit Facilities, which include a term loan facility and a revolving credit facility. As amended through the date hereof, the Form S-1 contemplates that the proceeds from the initial public offering of common stock by Madison River Communications, together with the proceeds from borrowings under the New Credit Facilities and cash on hand, will be used to (i) repurchase shares of common stock from certain of our existing equity investors, (ii) satisfy and discharge the obligations of Madison River Capital under its outstanding $198.0 million in publicly traded 13.25% senior notes due March 2010, (iii) repay the obligations, including accrued and unpaid interest and prepayment premiums, of MRLTDF under the RTFC credit facilities, (iv) repay the outstanding borrowings plus accrued and unpaid interest under a credit agreement to which MRTC is a party, (v) repurchase the minority interest in Coastal Communications, Inc. for an aggregate purchase price of $3.0 million and (vi) pay the bonuses, fees and expenses relating to the offering and the other transactions. Our senior notes are callable as of March 1, 2005 at a redemption price of 106.625% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon. Following the closing of the initial public offering, we expect to redeem the senior notes in full in accordance with the provisions of the indenture governing our senior notes.

The consummation of the initial public offering is subject to various contingencies, including the closing of the New Credit Facilities and market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all.

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

Allowance for Uncollectible Accounts

We evaluate the collectibility of our accounts receivable using a combination of estimates and assumptions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or substantial down-grading of credit scores, we record a specific allowance against the customer’s account based on our estimate of the net realizable value of what we believe can be reasonably collected. For our other accounts receivable, we estimate the net realizable value of the accounts based on a review of specific customer balances, our trends and experience with prior receivables, the current economic environment and the length of time the receivables are past due. If circumstances change, we review the adequacy of the allowance and our estimates of the net realizable value. At December 31, 2004, our total allowance for uncollectible accounts for both our accounts receivable and our receivables, primarily from interexchange carriers, was $2.7 million. If our estimate was understated by 10%, the result would be a charge of approximately $273,000 to our operations.

Revenues

We recognize revenues from universal service funding and charges to interexchange carriers for switched and special access services. In certain cases, our rural telephone companies participate in interstate revenue and cost sharing arrangements, referred to as pools, with other telephone companies. These pools are managed by NECA, which also provides administrative functions, such as the filing of the interstate access tariffs in which our operating companies participate. The NECA pools are funded by charges made by participating companies to customers. The revenue we receive from participation in NECA pools is based on our actual cost of providing the interstate services. Such costs are not precisely known until after year-end and special jurisdictional cost studies are completed. Cost estimates may be updated from time to time during the year, based on updated estimates of costs determined from review of actual costs for a portion of the year. Because our NECA pool revenues are based upon our costs, revenues are also necessarily calculated during the year based on our cost estimates until final cost studies are completed. Final cost studies are generally completed during the second quarter following the year. For 2003 and 2002, the variance between our estimated revenues and our actual revenues, calculated based on the final cost studies, was less than 5%. Detailed rules for cost studies and participation in NECA pools are established by the FCC and codified in Title 47 of the Code of Federal Regulations.

Goodwill and Long-Lived Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired and has an indefinite life. In accordance with the provisions of SFAS 142, we test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as significant underperformance by a reporting unit relative to its historical or its projected future operating results, significant regulatory changes that would impact the financial condition or future operating results of the reporting unit or significant adverse industry or economic trends. In performing our review of goodwill under the terms of SFAS 142, we make certain estimates regarding the implied fair value of our individual operating companies where goodwill is recorded. Under SFAS 142, Step 1 in determining whether an impairment has occurred requires the valuation of the respective reporting unit, which we estimate using undiscounted cash flows and comparative market multiples when available and appropriate. In completing our analysis of the carrying value of goodwill, we rely on a number of factors, including actual operating results, market data and future business plans.

If our analysis indicates that goodwill is impaired, measuring its impairment requires a fair value estimate of each identified tangible and intangible asset per SFAS 142’s Step 2 evaluation. Step 2 requires the calculation of the implied fair value of goodwill by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. If the implied fair value of goodwill exceeds its carrying amount, there is no impairment. See Note 1 to the consolidated financial statements for further discussion regarding goodwill.

We review the carrying value of our long-lived assets, primarily our fiber network, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to determine if the carrying value of these assets has been impaired. Our review on the carrying value of long-lived assets is conducted on an annual basis or more frequently if events or circumstances indicate that an impairment may exist. In accordance with the terms of SFAS 144, we estimate the undiscounted future cash flows to be generated by our long-lived assets and compare them to the carrying value of the respective assets. If the carrying value of the fiber network exceeds the undiscounted expected future cash flows, an impairment exists for the amount by which the carrying value of the asset exceeds its estimated fair value. Our estimate of the fair value of the long-lived asset would be made using the best information available, which may include among other things, quoted market prices, prices for similar assets and liabilities or present value techniques as allowed under SFAS 144.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate the VIE as the “primary beneficiary”. This new consolidation model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. We have not obtained an interest in any VIE’s since January 31, 2003. We determined that an unconsolidated company in which we hold an investment that is accounted for under the equity method is a VIE under FIN 46 but we are not the primary beneficiary of the VIE. According to FASB Interpretation No. 46 (revised December 2003), entities shall apply the Interpretation only to special-purpose entities subject to the Interpretation no later than December 31, 2003 and all other entities no later than March 31, 2004. Special-purpose entities are defined as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Given that we have no significant variable interests in special-purpose entities, the Interpretation was effective March 31, 2004.

In December 2003, the FASB revised and re-released FIN 46 as “FIN No. 46R”. The provisions of FIN 46R are effective for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that companies recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize the expected retirement costs as part of the book value of the long-lived asset. We have not previously had a legal obligation to remove assets and therefore, have not accrued a liability for anticipated removal costs. As a result, the adoption of SFAS 143 did not have a material effect on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously may have been classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. SFAS 150 was effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 during the third quarter of 2003. Upon adoption, we reclassified the redeemable minority interest on our balance sheet from a mezzanine level presentation between liabilities and equity to current and long-term liabilities. Beyond the reclassification of redeemable minority interest, the adoption of SFAS 150 did not have a material impact on our results of operations, financial position or cash flows.

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

Our long-term secured term loan facilities with the RTFC mature in 2016. Our primary market risk related to our long-term debt is our interest rate risk associated with the RTFC variable interest rate. As of December 31, 2004, we had $233.6 million in term loans with the RTFC that accrue interest at a variable rate of 6.85%. A one percent change in the underlying variable interest rate with the RTFC for this variable rate debt would have an impact of approximately $2.3 million on interest expense on an annual basis. As of December 31, 2004, our fixed rate secured debt with the RTFC was $188.3 million at a weighted average rate of 7.4%. The remaining fixed rates on these term loans expire beginning April 2005 through August 2006. Upon the expiration of the fixed interest rates, these term loans will convert to the RTFC’s prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. Our other fixed rate long-term debt consists of our senior notes that have a stated fixed rate of 13.25%. As of December 31, 2004, our weighted average interest rate on our fixed rate and variable rate secured debt with the RTFC was approximately 7.1% and our weighted average interest rate on all outstanding long-term debt was 9.0%.

On April 5, 2005, the fixed interest rate on one of our RTFC notes with an outstanding principal balance of $98.1 million will expire. This note, with a fixed interest rate of 9.0% currently, will convert to the RTFC’s prevailing variable base rate plus 1.0% interest rate adder, or 6.85%, using the rate in effect as of December 31, 2004. After conversion of this interest rate, our fixed rate term loans with the RTFC will total $90.1 million at a weighted average interest rate of 5.65% and our variable rate term loans with the RTFC will total $331.8 million at a variable interest rate of 6.85% using the rate in effect as of December 31, 2004.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(d) Changes in Internal Control Over Financial Reporting

There have been no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Managers and Executive Officers

We are a wholly-owned subsidiary and are managed by our sole member, MRTC. The Board of Managers of MRTC and, accordingly, our Board of Managers, consist of the following ten individuals at March 15, 2005: J. Stephen Vanderwoude, Chairman, Paul H. Sunu, Peter W. Chehayl, Michael P. Cole, Joseph P. DiSabato, Richard A. May, Sanjeev K. Mehra, Edward W. Mullinix, Jr., Mark A. Pelson and James N. Perry, Jr.. At present, all managers, other than Mssrs. Chehayl, Mullinix and May, who are independently elected managers, are appointed by certain groups that comprise the members of MRTC. The members holding a majority of MRTC’s member units, which include affiliates of Madison Dearborn Partners, affiliates of Goldman, Sachs & Co. and affiliates of Providence Equity Partners, are each entitled to appoint up to two individuals to the Board of Managers. The members holding a majority of the member units held by management personnel subject to employment agreements are entitled to appoint up to three individuals to the Board of Managers, at least two of whom must be investors in MRTC and members of management. In the event that an appointed Manager ceases to serve as a member of the Board of Managers, the resulting vacancy on the Board of Managers must be filled by a person appointed by the members that appointed the withdrawn Manager.

We currently have an audit committee consisting of Peter W. Chehayl, Edward W. Mullinix, Jr. and Richard A. May, none of whom currently are or previously have been officers or employees of our Company or any of our operating subsidiaries. The Board of Managers has determined that Peter W. Chehayl is an “audit committee financial expert” as such term is defined in Item 401(h)(2) of Regulation S-K. .

The following table identifies the members of MRTC’s and our Board of Managers as well as executive officers of Madison River and its operating subsidiaries, and their ages, as of March 15, 2005:

Name	Age	Position
J. Stephen Vanderwoude	61	Managing Director - Chairman and Chief Executive Officer; Member of Board of Managers
Paul H. Sunu	48	Managing Director - Chief Financial Officer and Secretary; Member of Board of Managers
Kenneth W. Amburn	62	Managing Director - Chief Operating Officer
Bruce J. Becker	58	Managing Director - Chief Technology Officer
Michael T. Skrivan	50	Managing Director - Revenues
Peter W. Chehayl	57	Member of Board of Managers
Michael P. Cole	32	Member of Board of Managers
Joseph P. DiSabato	38	Member of Board of Managers
Richard A. May	60	Member of Board of Managers
Sanjeev K. Mehra	46	Member of Board of Managers
Edward W. Mullinix, Jr.	51	Member of Board of Managers
Mark A. Pelson	42	Member of Board of Managers
James N. Perry, Jr.	44	Member of Board of Managers

The following sets forth certain biographical information with respect to the members of our Board of Managers and our executive officers:

Mr. J. Stephen Vanderwoude, a founding member of MRTC in 1996, has been Managing Director—Chairman and Chief Executive Officer of MRTC since 1996. Mr. Vanderwoude is also Chairman and Chief Executive Officer of Madison River Capital. He has over 35 years of telecommunications experience, including serving as President and Chief Operating Officer and a Director of Centel Corporation and President and Chief Operating Officer of the Local Telecommunications division of Sprint Corporation. He is currently a director of Centennial Communications Corp., First Midwest Bancorp and the United States Telecom Association.

Mr. Paul H. Sunu, a founding member of MRTC in 1996, has been Managing Director—Chief Financial Officer and Secretary of MRTC since 1996. Mr. Sunu also serves as Managing Director—Chief Financial Officer and Secretary of MRCL. Mr. Sunu is a certified public accountant and a member of the Illinois Bar with 23 years of experience in finance, tax, treasury, securities and law.

Mr. Kenneth W. Amburn serves as Managing Director—Chief Operating Officer of both MRTC and MRCL. Mr. Amburn joined MRTC in 1998 and has served in various management capacities culminating with his appointment as Chief Operating Officer in 2000. He has over 39 years of telecommunications experience, including serving in executive operating capacities with Centel-Texas, Network Construction Services and Citizens Utilities.

Mr. Bruce J. Becker serves as Managing Director—Chief Technology Officer of both MRTC and MRCL. Mr. Becker has served as a Managing Director of MRTC since joining the Company in October 1998. He has over 40 years of telecommunications experience, including serving in executive operating capacities with ICG Telecommunications and Centel Corporation.

Mr. Michael T. Skrivan serves as Managing Director—Revenues of both MRTC and MRCL. Mr. Skrivan has served in various management capacities since joining MRTC in May 1999 culminating with his appointment as Managing Director—Revenues for MRTC in 2000. Prior to joining MRTC, Mr. Skrivan was a founding member in the consulting firm of Harris, Skrivan & Associates, LLC, which provides regulatory and financial services to local exchange carriers from October 1995 to May 1999. Mr. Skrivan is a member of the Telecom Policy Committee of the United States Telecom Association.

Mr. Peter W. Chehayl has been a member of the Board of Managers of MRTC since May 2004. Mr. Chehayl served as the Senior Vice President, Treasurer and Chief Financial Officer of Centennial Communications Corp. from January 1999 until August 2002. Prior to joining Centennial Communications Corp., Mr. Chehayl was the Vice President and Treasurer of 360 Communications Company (now a subsidiary of ALLTEL Corporation) since 1996. From 1991 to 1996, he served as Vice President—Capital Markets at Sprint Corporation.

Mr. Michael P. Cole has been a member of the Board of Managers of MRTC since December 2003. Mr. Cole is also a director of Madison Dearborn Partners LLC focusing on investments in the media and communications industries. Mr. Cole joined Madison Dearborn Partners LLC in August 1997, and has served as a director since October 2003. Mr. Cole is currently a member of the board of directors of Omne Holdings, Ltd., MessageLabs Group Limited and the Chicago Entrepreneurial Center within the Chicagoland Chamber of Commerce.

Mr. Joseph P. DiSabato has been a member of the Board of Managers of MRTC since 1997. Mr. DiSabato is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area of its Merchant Banking Division, where he has been employed since 1994. Mr. DiSabato serves as a director of several privately held companies on behalf of Goldman, Sachs & Co.

Mr. Richard A. May has been a member of the Board of Managers of MRTC since February 2004. Until April 2004, Mr. May was the Chairman and Chief Executive Officer of Great Lakes REIT, a position he held since he co-founded the real estate investment trust in 1992.

Mr. Sanjeev K. Mehra has been a member of the Board of Managers of MRTC since 1996. Mr. Mehra joined Goldman, Sachs & Co. in 1986, and has served since 1996 as a Managing Director in the Principal Investment Area of its Merchant Banking Division and serves on the Principal Investment Area Investment Committee. Mr. Mehra is a director of Burger King Corporation, Hexcel Corporation, Nalco Holding Company and various privately held companies and is a member of the Board of Trustees of Trout Unlimited.

Mr. Edward W. Mullinix, Jr. has been a member of the Board of Managers of MRTC since May 2004. Mr. Mullinix has served as Executive Vice President and Chief Financial Officer of The Haskell Company since November 2000. From 1999 to November 2000, Mr. Mullinix served as President and Chief Operating Officer of Paging Network, Inc. He currently serves as a director for Episcopal Childrens’ Services and is a member of the United Way of Northeast Florida’s finance committee.

Mr. Mark A. Pelson has been a member of the Board of Managers of MRTC since 1999. Mr. Pelson is a Managing Director of Providence Equity Partners, where he has been employed since 1996. Mr. Pelson is currently also a director of Consolidated Communications, Inc. and several privately held companies. Mr. Pelson has informed us that he intends to resign his position with Madison River Telephone upon successful completion of the initial public offering by Madison River Communications Corp.

Mr. James N. Perry, Jr. has been a member of the Board of Managers of MRTC since 1996. Mr. Perry is currently a Managing Director of Madison Dearborn Partners LLC, which he co-founded in 1993. From 1985 to 1993, Mr. Perry was at First Chicago Venture Capital, the predecessor firm to Madison Dearborn Partners LLC, where he most recently served as Senior Investment Manager. He currently serves on the boards of directors of Band-X Limited, Cbeyond Communications, LLC and Looking Glass Networks, LLC.

Code of Ethics

We have adopted a written code of ethics that is recertified annually by our Chief Executive Officer, our Chief Financial Officer, our Controller and other key officers and managers of the Company in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics, called the Madison River Telephone Company, LLC Code of Conduct, is available on the investor relations page of our corporate website at www.madisonriver.net. In the event that we make changes in, or provide waivers from, the provisions of this code of ethics, we intend to disclose these events on our corporate website.

Item 11. Executive Compensation

The following table sets forth certain information regarding the cash and non-cash compensation paid to the Chief Executive Officer and to each of our four most highly compensated executive officers other than the Chief Executive Officer, whose combined salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2004, 2003 and 2002 (collectively, the “Named Executive Officers”). The managers of Madison River Capital do not receive any compensation for serving on the Board of Managers. J. Stephen Vanderwoude, our current CEO, participated in deliberations of our Board of Managers concerning executive officer compensation during fiscal year 2004, other than such deliberations concerning his own compensation.

Summary Compensation Table

	Annual Compensation				Long-term Compensation Awards
Name	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Unit Awards (2)	All Other Compensation (3)
J. Stephen Vanderwoude (Chairman and CEO)	2004 2003 2002	$286,496 284,275 285,425	$300,000 380,000 250,000	$5,515 1,800 1,817	2,400 — —	$6,585 6,209 5,500

Paul H. Sunu (Chief Financial Officer and Secretary)	2004 2003 2002	226,056 224,498 225,111	439,441 510,524 198,398	4,895 2,520 1,817	1,200 — —	6,150 6,000 5,500

Kenneth W. Amburn (Chief Operating Officer)	2004 2003 2002	180,000 180,000 180,000	90,000 88,000 70,000	— — —	— — —	6,472 6,322 6,514

Bruce J. Becker (Chief Technology Officer)	2004 2003 2002	180,000 180,000 180,000	93,728 111,657 58,398	— — —	400 — —	— — —

Michael T. Skrivan (Managing Director - Revenues)	2004 2003 2002	180,000 180,000 160,000	70,000 88,000 60,000	— — —	— — —	6,150 6,000 5,500

(1)	Other annual compensation consists of an auto allowance.
(2)	Represents Class D units in MRTC awarded to the respective named executive officers under an incentive grant agreement with MRTC as further discussed below.
(3)	Includes matching contributions for the 401(k) savings plan and group term life insurance premiums paid on behalf of certain officers.

401(k) Savings Plans

In 1998, we established a 401(k) savings plan covering substantially all of our employees, except for employees of Gulf Telephone Company which sponsors its own 401(k) savings plan, that meets certain age and employment criteria. Pursuant to the plan, eligible employees may elect to reduce their current compensation up to certain dollar amounts that do not exceed legislated maximums. We have agreed to contribute an amount equal to 50% of employee contributions for the first 6% of compensation contributed on behalf of all participants. We made matching contributions to these plans of approximately $0.8 million, $0.7 million and $0.9 million in 2004, 2003 and 2002, respectively. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by us to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn and our contributions are deductible by us when made.

Long-Term Incentive Plan

In 1998, we adopted a long-term incentive plan arrangement which provides for annual incentive awards for certain employees as approved by the Board of Managers. Under the terms of the plan, annual awards are expensed over the succeeding 12 months after the award is determined and are not eligible to be paid until the occurrence of certain events as defined in the long-term incentive plan agreement. The payment of long-term incentive plan awards may be made with cash or other assets and is subject to a schedule determined at the discretion of the Board of Managers. A portion of the funding for the long-term incentive plan will be made from a percentage of distributions paid to holders of certain classes of units of MRTC as determined in MRTC’s operating agreement. We recognized compensation expense of $2.9 million, $5.4 million and $5.3 million in the years ended December 31, 2004, 2003 and 2002, respectively, related to the long-term incentive awards.

At December 31, 2004, Mssrs. Amburn and Skrivan participated in the long-term incentive plan and had aggregate awards valued at $2.6 million and $2.4 million, respectively. Long-term incentive plan awards granted in 2004 were as follows:

Long-Term Incentive Plan - Awards in Last Fiscal Year

Name	Dollar Amount of Award	Period Until Payout		Estimated Future Payouts
Kenneth W. Amburn	$400,000		(1)	$400,000	(2)
Michael T. Skrivan	$230,000		(1)	$230,000	(2)

(1)	Awards are not eligible to be paid until certain events occur as defined in the long-term incentive plan agreement and then are made at the discretion of the Board of Managers.
(2)	Payouts are contingent on the named executive officer being employed on the date of the occurrence of certain events defined in the long-term incentive plan agreement.

Incentive Grants

In November 2004, MRTC granted certain Class D units to Mssrs. Vanderwoude, Sunu and Becker under an incentive grant agreement that was effective January 1, 2004. The units are subject to vesting provisions that provide for 25% of the units granted to vest on the first anniversary of the effective date which is January 1, 2005, and an additional 25% on each of the next three subsequent anniversary dates. In the event of an initial public offering of the equity of MRTC or any successor entity, 50% of the unvested units will vest immediately with the remaining unvested units subject to pro rata vesting over the balance of the original vesting period. Distributions paid to Class D unitholders will be made from a percentage of distributions paid to holders of Class A units of MRTC as determined in MRTC’s operating agreement.

Pension Plan

In May 1998, we adopted a noncontributory defined benefit pension plan, which was transferred to us from our subsidiary, Mebtel, Inc. The plan covers all full-time employees, except employees of Gulf Coast Services, who have met certain age and service requirements and provides benefits based upon the participants’ final average compensation and years of service. Further accrual of benefits for non-bargaining employees under the pension plan were frozen effective February 28, 2003. We have a continued obligation to fund the plan and our policy is to comply with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended.

Employment Agreements

Madison River Telephone has entered into employment agreements with Messrs. Vanderwoude, Sunu, Becker, Amburn and Skrivan. The agreements provide for employment of each executive through December 31, 2005. The agreements are subject to termination by either party (with or without cause) at any time subject to applicable notice provisions. If the executive’s employment is terminated by Madison River Telephone other than for cause, or due to his death or disability, or the executive terminates his employment for good reason, the executive is entitled to receive his continued base salary for six months after the date of termination, plus his bonus on a pro rata basis. The executive will also be entitled to receive a cash lump sum equal to any compensation payments deferred by the executive and any unpaid amounts in respect of any bonus for the fiscal year prior to the year of termination. In some instances, these payments could total in excess of $100,000. The agreements provide that the executives may not disclose any confidential information while employed by Madison River Telephone or thereafter. The agreements also provide that the executive will not compete with Madison River Telephone during their employment or for a period of up to a maximum of 15 months following termination of employment. Additionally, the agreements prohibit the executives for a period of 15 months from soliciting for employment any person who at any time during the executive’s employment was an employee of Madison River Telephone. Under the agreements, Madison River Telephone is obligated to indemnify the executives for all expenses, liabilities and losses reasonably incurred by them in connection with their employment.

In September 2002, we agreed to pay Mr. Sunu a bonus in the amount of $435,000 in connection with his efforts in consummating certain transactions with the Coastal shareholders in April 2002 described under “Certain Relationships and Related Transactions — Coastal Shareholders.” The bonus is only payable in the event that a liquidity event with respect to Madison River Telephone occurs and the existing sponsors receive a return of their capital contribution with respect to their Class A units in Madison River Telephone plus an 8% rate of return.

On December 31, 2003, Mr. Sunu’s employment agreement was amended to, among other things, provide a special award payable to Mr. Sunu in installments on each December 31 of 2003 through 2007, so long as Mr. Sunu remains employed by MRTC on the date of payment for each such annual bonus. The agreement provides that each special award payment will be withheld by MRTC and applied to the repayment of Mr. Sunu’s outstanding loan from us. Such installment payments were made for 2003 and 2004 in accordance with the amended agreement. These payments are included in the amount of bonus reported for Mr. Sunu in the summary compensation table above. On February 2, 2005, we agreed to pay a cash bonus in the amount of $665,000 to Mr. Sunu, which is intended to reward Mr. Sunu for his efforts in connection with the completion of the transactions contemplated by the Form S-1 filed by Madison River Communications and his past service to us, including his efforts in negotiating various debt refinancings which led to a substantial increase in our liquidity. We expect that our agreement to pay the bonus will be memorialized in an amendment to Mr. Sunu’s employment agreement. The amendment will provide for the payment of the bonus in the event of certain specified events, which include the consummation of Madison River Communications’ initial public offering, a sale of the company and other significant transactions involving us. The amendment will also provide that our obligation to make the remaining installment payments under the special award payable to Mr. Sunu in 2005 through 2007 under the employment agreement will be terminated effective upon payment of the $665,000 bonus. If the initial public offering by Madison River Communications is successfully completed, we also intend to call Mr. Sunu’s outstanding loan payable to us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our outstanding member units are owned by MRTC. The following table sets forth certain information regarding the beneficial ownership of MRTC’s member units as of March 15, 2005 by (A) each holder known by MRTC to beneficially own five percent or more of such member units, (B) each Manager and named executive officer of MRTC and (C) all executive officers and managers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase member units that are currently exercisable or exercisable within 60 days of March 15, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name (1)	Number of Class A Units, Warrants or Options Held by Member		Percentage of Units

J. Stephen Vanderwoude	5,454,696.70	(2)	2.34%
Paul H. Sunu	1,198,684.24	(2)	*
Bruce J. Becker	421,710.68	(2)	*
Kenneth W. Amburn	—		—
Michael T. Skrivan	—		—
Madison Dearborn Partners group (3)	85,962,015.43		36.90%
Goldman Sachs group (4)	71,635,012.90		30.75%
Providence Equity Partners group (5)(8)	47,279,108.13		20.29%
Daniel M. Bryant (6)	13,333,333.32		5.72%
G. Allan Bryant (7)	13,333,333.32		5.72%
All executive officers and managers as a group (10 persons)	211,951,228.08		90.98%

*	Represents less than one percent (1%).
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Madison River Telephone Company, LLC, 103 South Fifth Street, Mebane, North Carolina 27302.
(2)	Excludes the following incentive interests granted to management and MRTC for the benefit of the Company’s Long-term Incentive Plan and the Long-term Incentive Stock Plan. The Class B and Class C units granted to the named executive officers below and to MRTC were fully vested at December 31, 2004. The Class D units will vest ratably over four years beginning January 1, 2005. Upon the occurrence of certain liquidity events, including the sale of the Company or an initial public offering, 50% of the unvested Class D units will vest automatically.

	Class B Units		Class C Units		Class D Units
J. Stephen Vanderwoude	3,000		1,550	(a)	2,400
Paul H. Sunu	1,000		1,150		1,200
Bruce J. Becker	—		770		400
Madison River Telephone Company, LLC	3,835	(b)	5,067	(c)	6,000	(b)

(a)	Includes 1,200 units that the named executive officer gifted in trust to his three adult children for which the named executive officer disclaims beneficial ownership.

(b)	Units are held by the Company for the benefit of the Company’s Long-Term Incentive Plan.
(c)	Units are held by the Company for the benefit of the Company’s Long-Term Incentive Stock Plan.

(3)	Includes 392,610.01 units which Madison Dearborn Capital Partners, L.P. has the right to acquire upon conversion of existing indebtedness. Madison Dearborn Partners LLC and certain of its affiliates may be deemed to own beneficially and indirectly in the aggregate 85,962,015.43 Class A units of MRTC which are owned directly or indirectly by investment partnerships, of which affiliates of Madison Dearborn Partners, LLC is the general partner or managing general partner. We refer to these investment partnerships as the MDP Funds. Madison Dearborn Partners, LLC is an affiliate of each of the MDP Funds. The MDP Funds and their respective beneficial ownership of shares of MRTC Class A units are: (a) 76,569,405.42 units held by Madison Dearborn Capital Partners II, L.P.; (b) 8,711,355.10 units held by Madison Dearborn Capital Partners III, L.P.; (c) 193,429.77 units held by Madison Dearborn Special Equity III, L.P.; (d) 75,000.00 units held by Madison Dearborn Special Advisors Fund I, LLC; and (e) 20,215.13 units held by Madison Dearborn Special Co-Invest Partners I. Our managers, Michael P. Cole and James N. Perry, Jr., are managing directors of Madison Dearborn Partners LLC. Messrs. Cole and Perry and Madison Dearborn Partners LLC each disclaims beneficial ownership of the shares owned directly or indirectly by the MDP Funds, except to the extent of their pecuniary interest therein, if any. The address for Madison Dearborn Partners LLC and each of the MDP Funds is Three First National Plaza, Suite 3800, Chicago, Illinois 60602.
(4)	The Goldman Sachs Group, Inc., which we refer to as GS Group, Goldman, Sachs & Co., which we refer to as Goldman Sachs and certain of their affiliates, may be deemed to own beneficially and indirectly in the aggregate 71,635,012.90 Class A units of MRTC which are owned directly or indirectly by investment partnerships, of which affiliates of Goldman Sachs and GS Group are the general partner or managing general partner. We refer to these investment partnerships as the GS Limited Partnerships. Goldman Sachs is an affiliate of each of, and the investment manager for certain of the GS Limited Partnerships. The GS Limited Partnerships and their respective beneficial ownership of shares of MRTC Class A units are: (a) 44,945,863.44 units held by GS Capital Partners II, L.P.; (b) 1,657,820.36 units held by GSCPII Germany Mad River Holding, L.P.; (c) 17,867,826.82 units held by GSCPII Offshore Mad River Holding, L.P.; (d) 2,341,390.43 units held by Bridge Street Fund 1997, L.P.; and (e) 4,822,111.85 units held by Stone Street Fund 1997, L.P. Our managers, Joseph P. DiSabato and Sanjeev K. Mehra, are managing directors of Goldman Sachs. Messrs. DiSabato and Mehra, Goldman Sachs and GS Group each disclaims beneficial ownership of the shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of their pecuniary interest therein, if any. The address for GS Group, Goldman Sachs and the GS Limited Partnerships is 85 Broad Street, New York, New York 10004.
(5)	Includes 46,628,924.50 units held by Providence Equity Partners, L.P. and 650,183.63 units held by Providence Equity Partners II L.P. Providence Equity Partners L.L.C. is the general partner of each of these entities and has the sole power to direct the voting and disposition of the shares. As a result, each of the entities may be deemed to share beneficial ownership of the shares owned by the others. Each of the entities disclaims this beneficial ownership. Jonathan M. Nelson, by virtue of his ownership interest in, and as managing member of, Providence Equity Partners, L.L.C. may also be deemed to possess indirect beneficial ownership of the securities owned by these entities. He disclaims such beneficial ownership except to the extent of his pecuniary interest in those securities. Glenn M. Creamer and Paul J. Salem are the remaining voting members of Providence Equity Partners, L.L.C., but neither has a voting interest sufficient, by itself, to either direct or prevent the voting or disposition of the shares deemed to be owned by Providence Equity Partners, L.L.C. The address of Providence Equity and Mr. Nelson is c/o Providence Equity Partners, Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.
(6)	Includes 6,666,666.66 units held by Daniel M. Bryant and 6,666,666.66 units held by The Michael E. Bryant Life Trust of which Daniel M. Bryant is a trustee. Daniel M. Bryant disclaims beneficial ownership of the units held by The Michael E. Bryant Life Trust. The address for Daniel M. Bryant is 255 Lincoln Trail, Richmond Hill, Georgia 31324.
(7)	Includes 6,666,666.66 units held by G. Allan Bryant and 6,666,666.66 units held by The Michael E. Bryant Life Trust of which G. Allan Bryant is a trustee. G. Allan Bryant disclaims beneficial ownership of the units held by The Michael E. Bryant Life Trust. The address for G. Allan Bryant is Sassafras Plantation, Post Office Box 899, Allenhurst, Georgia 31301.
(8)	Our manager, Mr. Mark A. Pelson, is a Managing Director of Providence Equity Partners and holds a minority interest in the Providence Equity funds that own shares of common stock. As result, Mr. Pelson may be deemed to share beneficial ownership of the shares owned by Providence Equity Partners. Mr. Pelson disclaims this beneficial ownership. Mr. Pelson will resign as a director of Madison River Telephone and Madison River Capital effective on the closing of the proposed initial public offering.

Item	13. Certain Relationships and Related Transactions

Coastal Shareholders

On April 10, 2002, Madison River Telephone announced the completion of an agreement with the Coastal shareholders, which, among other things, modified certain provisions of the shareholders’ agreement that was entered into when Coastal Communications, Inc. acquired Coastal Utilities, Inc. in March 2000. Under the terms of the agreement, the Coastal shareholders exchanged all of their series B stock and 40% of their series A stock in Coastal Communications, Inc. for 18.0 million Class A units in Madison River Telephone valued at $1 per unit and three term notes issued by Madison River Telephone in the aggregate principal amount of $20 million, payable over eight years and bearing interest at approximately 8.4% per annum. In addition, Coastal Communications, Inc. redeemed 30 shares of series A stock retained by the Coastal shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Coastal Communications, Inc. redeemed an additional 30 shares of series A stock in June 2003 for approximately $1.0 million and in July 2004 for approximately $1.0 million. Under the terms of Coastal Communications, Inc.’s amended shareholders’ agreement, the Coastal shareholders have the right to require Coastal Communications, Inc. to redeem their remaining 90 shares of series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Under the terms of agreement, we may at any time require the Coastal shareholders to sell their shares of series A stock to us for a purchase price of $33,333.33 per share, or an aggregate of $3.0 million. If the initial public offering by Madison River Communications Corp. is successful, we anticipate repurchasing the remaining 90 shares of series A stock held by the Coastal shareholders for $3.0 million with the proceeds from the initial public offering, the New Credit Facilities and cash on hand.

Loans to Related Parties

On January 4, 2002, ORVS Madison River sold its interest in MRTC, which consisted of 5,550,253.16 Class A units at December 31, 2001, to certain members of management and to Madison River Telephone for approximately $1.21 to $1.23 per unit. Madison River Telephone repurchased 1,632,427.40 of these Class A units and retired them. Members of management purchasing Class A units from ORVS Madison River were J. Stephen Vanderwoude (2,489,450.97 units), James D. Ogg (544,142.74 units), Paul H. Sunu (462,521.37 units) and Bruce J. Becker (421,710.68 units). The terms of the transaction were determined by negotiations by the parties in consultation with their respective financial advisors. To finance a portion of their purchase of Class A units from ORVS Madison River, Mr. Sunu, Mr. Ogg and Mr. Becker each borrowed $466,700, or a total of $1.4 million, from Madison River Capital. The loans, payable on demand, bear interest at 5% per annum and are secured by the respective individual’s Class A interests purchased. As of December 31, 2004, $1.4 million remained outstanding under these loans. We intend to call these loans due in connection with a successful consummation of the initial public offering by Madison River Communications Corp.

Mr. Sunu also had a loan payable to MRTC the proceeds of which were used to purchase 250,000 Class A units in MRTC. The loan, which bore interest at 5% and was secured by Mr. Sunu’s Class A interests, was repaid in full in December 2004.

Pursuant to an amendment to Mr. Sunu’s employment agreement dated December 31, 2003, Mr. Sunu received additional bonuses in 2003 and 2004 that were applied to the outstanding principal and accrued interest on his loans used to purchase Class A units in MRTC and Madison River. In 2004, Mr. Sunu’s additional bonus was used to repay approximately $145,500 of the outstanding balance due to MRTC and $7,500 of the outstanding amount due to Madison River. In 2003, Mr. Sunu’s additional bonus was used to repay approximately $153,100 of the outstanding balance due to MRTC.

Cash Bonuses

In September 2002, we agreed to pay Mr. Sunu a bonus in the amount of $435,000 in connection with his efforts in consummating the transactions with the Coastal shareholders on April 10, 2002 described above. The bonus is only payable in the event that a liquidity event with respect to MRTC occurs and the existing sponsors receive a return of their capital contribution with respect to their Class A units in MRTC plus an 8% rate of return.

On February 2, 2005, we agreed to pay a cash bonus in the amount of $665,000 to Mr. Sunu, which is intended to reward Mr. Sunu for his efforts in connection with the completion of the transactions contemplated by the Form S-1 filed by Madison River Communications and his past service to us, including his efforts in negotiating various debt refinancings which led to a substantial increase in our liquidity. We expect that our agreement to pay the bonus will be memorialized in an amendment to Mr. Sunu’s employment agreement. The amendment will provide for the payment of the bonus in the event of certain specified events, which include the consummation of Madison River Communications’ initial public offering, a sale of the company and certain other significant transactions involving us. The amendment will also provide that our obligation to make the remaining installment payments under the special award payable to Mr. Sunu in 2005 through 2007 under the employment agreement will be terminated effective upon payment of the $665,000 bonus.

Family Relationships

Mr. Vanderwoude’s son, Mr. Philip Vanderwoude, is currently employed by us as a senior financial analyst. In this capacity, he received total salary and bonus of approximately $110,000 in the year ended December 31, 2004. In addition, Mr. Philip Vanderwoude also received a $325,000 grant in our long-term incentive plan during 2004.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees (including expenses) for professional services provided by our independent public accounting firm, Ernst & Young LLP, for the audit of our annual financial statements for the years ended December 31, 2004 and 2003 and other services rendered by Ernst & Young LLP during those periods:

	December 31, 2004	December 31, 2003
	(amounts in thousands)
Audit fees (1)	$1,096	$673
Audit-related fees (2)	66	89
Tax fees (3)	419	379
All other fees (4)	—	—

Total	$1,581	$1,141

(1)	Audit fees are fees we estimate we will pay to Ernst & Young for professional services for the audit of our consolidated financial statements included in the Form 10-K, review procedures carried out on our quarterly Form 10-Qs and review of our S-1 filings.
(2)	Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including audits of employee benefit plans.
(3)	Tax fees are fees for tax compliance, tax advice and tax planning. These fees related primarily to the preparation of our income tax returns and tax consulting services.
(4)	All other fees include aggregate fees for services other than services included in audit fees, audit-related fees and tax fees. Ernst & Young did not bill any fees that would be categorized as all other fees during either of the years ended December 31, 2004 or 2003.

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

During 2004, 100% of Ernst & Young’s fees billed for audit services, audit-related services and tax services were approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a	)(1)	The following consolidated financial statements of Madison River Capital, LLC and report of independent registered public accounting firm are included in the F pages of this Form 10-K:

Report of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2004 and 2003.

Consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002.

Consolidated statements of member’s capital for the years ended December 31, 2004, 2003 and 2002.

Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002.

Notes to consolidated financial statements.

(a	)(2)	Schedules for which provision is made in the applicable accounting regulations of the SEC either have been included in our consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a	)(3)	Exhibits are either provided with this Form 10-K or are incorporated herein by reference:

The information called for by this item is incorporated herein by reference to the Exhibit Index on pages I-1 to I-4 of this Form 10-K.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual reports covering fiscal year 2004 nor proxy materials with respect to any annual or other meeting of security holders were sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON RIVER CAPITAL, LLC

By:	/s/ J. STEPHEN VANDERWOUDE
J. Stephen Vanderwoude
Managing Director, Chairman and
Chief Executive Officer

Date:	March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 23, 2005.

By:	/s/ J. STEPHEN VANDERWOUDE
J. Stephen Vanderwoude
Managing Director, Chairman and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ PAUL H. SUNU
Paul H. Sunu
Managing Director, Chief Financial Officer
and Secretary
(Principal Financial Officer)

By:	/s/ JOHN T. HOGSHIRE
John T. Hogshire
Vice President-Controller
(Principal Accounting Officer)

/s/ PETER W. CHEHAYL
Peter W. Chehayl
Manager

/s/ MICHAEL P. COLE
Michael P. Cole
Manager

/s/ JOSEPH P. DISABATO
Joseph P. DiSabato
Manager

/s/ RICHARD A. MAY
Richard A. May
Manager

/s/ EDWARD W. MULLINIX, JR.
Edward W. Mullinix, Jr.
Manager

/s/ SANJEEV K. MEHRA
Sanjeev K. Mehra
Manager

/s/ MARK A. PELSON
Mark A. Pelson
Manager

/s/ JAMES N. PERRY, JR.
James N. Perry, Jr.
Manager

Madison River Capital, LLC

Consolidated Financial Statements

As of December 31, 2004 and 2003 and

for the three-year period ended December 31, 2004

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Members

Madison River Capital, LLC

We have audited the accompanying consolidated balance sheets of Madison River Capital, LLC as of December 31, 2004 and 2003, and the related consolidated statements of operations, member’s capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Madison River Capital, LLC at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Raleigh, North Carolina

February 18, 2005

Madison River Capital, LLC

Consolidated Balance Sheets

(in thousands)

	December 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$34,486	$28,143
Accounts receivable, less allowance for uncollectible accounts of $1,416 and $1,181 in 2004 and 2003, respectively	9,855	11,339
Receivables, primarily from interexchange carriers, less allowance for uncollectible accounts of $1,310 and $2,617 in 2004 and 2003, respectively	5,862	5,190
Inventories	644	1,327
Rural Telephone Finance Cooperative stock to be redeemed	469	1,354
Rural Telephone Finance Cooperative patronage capital receivable	2,910	2,976
Deferred income taxes	1,734	915
Other current assets	2,076	1,631

Total current assets	58,036	52,875

Telephone plant and equipment:
Land, buildings and general equipment	54,485	53,652
Central office equipment	165,744	157,572
Poles, wires, cables and conduit	237,509	230,772
Leasehold improvements	2,541	2,533
Software	18,522	18,600
Construction-in-progress	5,807	9,133

	484,608	472,262
Accumulated depreciation and amortization	(191,715)	(150,727)

Telephone plant and equipment, net	292,893	321,535

Other assets:
Rural Telephone Bank stock, at cost	10,079	10,079
Rural Telephone Finance Cooperative stock, at cost	42,190	42,659
Goodwill	366,332	366,332
Other assets	11,474	13,662

Total other assets	430,075	432,732

Total assets	$781,004	$807,142

See accompanying notes.

Madison River Capital, LLC

Consolidated Balance Sheets

(in thousands)

	December 31
	2004	2003
Liabilities and member’s capital
Current liabilities:
Accounts payable	$1,753	$920
Accrued expenses	32,048	38,978
Advance billings and customer deposits	5,306	5,155
Other current liabilities	1,000	1,019
Current portion of long-term debt	9,385	6,996

Total current liabilities	49,492	53,068

Noncurrent liabilities:
Long-term debt	608,691	630,217
Deferred income taxes	40,032	45,481
Other liabilities	38,236	38,888

Total noncurrent liabilities	686,959	714,586

Total liabilities	736,451	767,654
Member’s capital:
Member’s interest	251,684	251,284
Accumulated deficit	(202,938)	(208,308)
Accumulated other comprehensive loss	(4,193)	(3,488)

Total member’s capital	44,553	39,488

Total liabilities and member’s capital	$781,004	$807,142

See accompanying notes.

M adison River Capital, LLC

Consolidated Statements of Operations

(in thousands)

	December 31
	2004	2003	2002
Operating revenues:
Local service	$130,703	$126,975	$128,985
Long distance service	15,042	15,754	14,787
Internet and enhanced data service	20,705	16,252	13,497
Edge-out services	11,912	13,947	15,265
Miscellaneous telecommunications service and equipment	16,012	13,532	11,667

Total operating revenues	194,374	186,460	184,201

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	56,937	50,214	56,298
Depreciation and amortization	45,003	52,054	50,649
Selling, general and administrative expenses	38,185	42,402	45,673
Restructuring (benefit) charge	—	(718)	2,694

Total operating expenses	140,125	143,952	155,314

Net operating income	54,249	42,508	28,887

Interest expense	(59,278)	(62,649)	(63,960)
Other income (expense):
Loss on extinguishment of long-term debt	(212)	—	—
Net realized losses on marketable equity securities	—	(343)	(3,985)
Impairment charges on investments in unconsolidated subsidiaries	—	—	(2,098)
Other income, net	4,193	3,969	3,597

Loss before income taxes and minority interest expense	(1,048)	(16,515)	(37,559)
Income tax benefit (expense)	6,418	1,846	(1,584)

Income (loss) before minority interest expense	5,370	(14,669)	(39,143)
Minority interest expense	—	—	(275)

Net income (loss)	$5,370	$(14,669)	$(39,418)

See accompanying notes.

Madison River Capital, LLC

Consolidated Statements of Member’s Capital

(in thousands)

	Member’s Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$213,584	$(154,221)	$30	$59,393
Member’s capital redemption	(2,000)	—	—	(2,000)
Advances to managing directors	(1,400)	—	—	(1,400)
Exchange of minority interest	41,100	—	—	41,100
Net loss	—	(39,418)	—	(39,418)
Other comprehensive loss:
Unrealized losses on marketable equity securities:
Unrealized holding losses arising during the year	—	—	(4,170)	(4,170)
Reclassification adjustment for realized losses included in net loss	—	—	3,985	3,985

Comprehensive loss	—	—	—	(39,603)

Balance at December 31, 2002	251,284	(193,639)	(155)	57,490
Net loss	—	(14,669)	—	(14,669)
Other comprehensive loss:
Minimum pension liability adjustment	—	—	(3,488)	(3,488)
Unrealized losses on marketable equity securities:
Unrealized holding losses arising during the year	—	—	(188)	(188)
Reclassification adjustment for realized losses included in net loss	—	—	343	343

Comprehensive loss	—	—	—	(18,002)

Balance at December 31, 2003	251,284	(208,308)	(3,488)	39,488
Repayment of officer note	7	—	—	7
Transfer of convertible note to Parent	393	—	—	393
Net income	—	5,370	—	5,370
Other comprehensive loss:
Minimum pension liability adjustment	—	—	(705)	(705)

Comprehensive income	—	—	—	4,665

Balance at December 31, 2004	$251,684	$(202,938)	$(4,193)	$44,553

See accompanying notes.

Madison River Capital, LLC

Consolidated Statements of Cash Flows

(in thousands)

	December 31
	2004	2003	2002
Operating activities
Net income (loss)	$5,370	$(14,669)	$(39,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,444	50,391	47,400
Amortization	1,559	1,663	3,249
Writedown of telephone plant and equipment	—	—	689
Deferred long-term compensation	2,921	5,429	5,284
Deferred income taxes	(6,268)	(4,117)	6,771
Writedown of investments carried on equity method	—	—	2,098
Equity losses in investments carried on equity method	156	193	1,240
Realized loss on extinguishment of debt	212	—	—
Realized losses on marketable equity securities	—	343	3,985
Amortization of debt discount	233	206	180
Minority interest expense	—	—	275
Rural Telephone Finance Cooperative patronage capital	(878)	(899)	(829)
Changes in operating assets and liabilities:
Accounts receivable less allowance for uncollectible accounts	1,484	2,174	1,958
Receivables, primarily from interexchange carriers	(672)	2,064	1,031
Income tax recoverable	—	405	(187)
Inventories	683	(289)	91
Other current assets	(58)	(438)	734
Accounts payable	833	(631)	393
Accrued expenses	(6,940)	3,168	(4,139)
Advance billings and customer deposits	151	(194)	963
Other liabilities	(3,298)	(1,030)	324

Net cash provided by operating activities	38,932	43,769	32,092

Investing activities
Purchases of telephone plant and equipment	(14,643)	(12,223)	(12,344)
Redemption of Rural Telephone Finance Cooperative stock, net	1,354	2,039	746
Decrease in other assets	829	165	884

Net cash used in investing activities	(12,460)	(10,019)	(10,714)

Financing activities
Redemption of member’s interest	—	—	(2,000)
Note payment from member	7	—	—
Advances to managing directors	—	—	(1,400)
Redemption of minority interest	(1,000)	(1,000)	(1,000)
Proceeds from long-term debt	—	10,000	11,778
Public bond repurchase	(2,140)	—	—
Payments on long-term debt	(16,996)	(34,561)	(30,408)

Net cash used in financing activities	(20,129)	(25,561)	(23,030)

Net increase (decrease) in cash and cash equivalents	6,343	8,189	(1,652)
Cash and cash equivalents at beginning of year	28,143	19,954	21,606

Cash and cash equivalents at end of year	$34,486	$28,143	$19,954

Supplemental disclosures of cash flow information
Cash paid for interest	$59,034	$60,667	$63,073

Cash paid for income taxes	$984	$1,544	$1,661

Supplemental disclosure of a non-cash transaction
Redemption of minority interest for member’s interest	$—	$—	$41,100

Transfer of convertible note to Parent	$393	$—	$—

Madison River Capital, LLC

Notes to Financial Statements

December 31, 2004

1. Summary of Significant Accounting Policies

Description of Business

Madison River Capital, LLC (the “Company”), a wholly-owned subsidiary of Madison River Telephone Company LLC (“MRTC”), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member’s liability is limited to the Company’s assets provided that the member returns to the Company any distributions received as the result of a clear and manifest accounting or similar error.

The Company offers a variety of telecommunications services to business and residential customers in the Southeast and Midwest regions of the United States including local and long distance voice services, Internet access services, high-speed data and fiber transport. The Company was founded for the primary purpose of the acquisition, integration and operation of rural local exchange telephone companies, or RLECs. Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served 220,774 voice access and digital subscriber line, or DSL, connections as of December 31, 2004.

The Company’s RLECs manage and operate edge-out competitive local exchange carrier, or CLEC, businesses in markets in North Carolina, Illinois and Louisiana, and provide fiber transport services to other businesses, primarily in the Southeast. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At December 31, 2004, the EOS operations served 12,533 voice access and high speed data connections.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as follows:

•	Gallatin River Holdings, LLC and its subsidiary (“GRH”), a wholly-owned subsidiary

•	Madison River Communications, LLC and its subsidiary (“MRC”), a wholly-owned subsidiary

•	Madison River Holdings Corp. (“MRH”), a wholly-owned subsidiary

•	Madison River LTD Funding Corp. (“MRLTDF”), a wholly-owned subsidiary

•	Mebtel, Inc. (“Mebtel”), a wholly-owned subsidiary

•	Gulf Coast Services, Inc. and its subsidiaries (“GCSI”), a wholly-owned subsidiary

•	Coastal Communications, Inc. and its subsidiaries (“CCI”), a majority-owned subsidiary

•	Madison River Management, LLC (“MRM”), a wholly-owned subsidiary

•	Madison River Long Distance Solutions, Inc. (“MRLDS”), a wholly-owned subsidiary

•	Mebtel Long Distance Solutions, Inc. (“MLDS”), a wholly-owned subsidiary

All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Reclassifications

In certain instances, amounts previously reported in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 consolidated financial statement presentation. Such reclassifications had no effect on net loss or member’s capital as previously reported.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulatory Assets and Liabilities

The Company’s RLECs are regulated entities and, therefore, are subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). Accordingly, the Company records certain assets and liabilities that result from the economic effects of rate regulation, which would not be recorded under generally accepted accounting principles for nonregulated entities. These assets and liabilities relate primarily to the regulatory impact of the rate-making process on accounts receivable, accounts payable and fixed assets.

Telephone plant and equipment used in the RLEC operations has been depreciated using the straight-line method over lives approved by regulators. Such depreciable lives have generally exceeded the depreciable lives used by nonregulated entities. In addition, certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company’s operations that are not subject to regulation by state and federal regulators are not accounted for under the guidelines of SFAS 71.

In the fourth quarter of 2004, the Company made approximately $2.6 million in capital expenditures to replace transmission and distribution facilities for one of the Company’s RLECs that were damaged and destroyed when Hurricane Ivan made landfall at gulf Shores, Alabama in September 2004. The Company received authorization from the Alabama Public Service Commission to accelerate depreciation of these capital expenditures into the fourth quarter of 2004, and, in accordance with SFAS 71, the Company fully depreciated these assets.

Statement of Financial Accounting Standards No. 101, Regulated Enterprises Accounting for the Discontinuance of Application of FASB Statement No. 71 (“SFAS 101”), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by enterprises in general, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company’s RLEC operations not been subject to rate regulation.

The ongoing applicability of SFAS 71 to the Company’s regulated RLEC operations is being monitored due to the changing regulatory, competitive and legislative environments, and while it is possible that changes in these areas or in the demand for regulated services or products could result in the Company’s RLEC operations no longer being subject to SFAS 71 in the future, the Company believes this possibility is remote. If the regulated RLEC operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required by SFAS 101 could result in a material, noncash charge against operations.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase.

Inventories

Inventories consists mainly of copper and fiber cable, poles and material and equipment used in the maintenance and installation of voice and Internet access services and are stated at the lower of cost (average cost) or market.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Allowance for Uncollectible Accounts

The Company’s principal financial instruments subject to potential concentration of credit risk are accounts receivable, which are unsecured. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to it, such as a bankruptcy filing or substantial down-grading of credit scores, the Company records a specific allowance against amounts due from the customer to reduce the net recognized receivable to the amount reasonably believed to be collectible. For other customer receivables, the Company reserves a percentage of the remaining outstanding accounts receivable as a general allowance based on a review of specific customer balances, the Company’s trends and experience with prior receivables, the current economic environment and the length of time the receivables have been outstanding or are past due. As circumstances change, the Company reviews the adequacy of the allowance and the assumptions used in calculating the allowance.

Telephone Plant and Equipment

Telephone plant and equipment is stated at cost, which for certain assets may include labor and direct costs associated with the installation of those assets.

Maintenance, repairs and minor renewals are expensed as incurred. The cost of additions, replacements and major improvements are capitalized to telephone plant and equipment accounts. For the regulated RLEC operations, except for certain assets defined by the Federal Communications Commission, including artwork, land, and switching equipment sold with traffic which are accounted for with corresponding gain or loss, the original cost of depreciable property retired, net of salvage value, is removed from telephone plant and equipment accounts and charged against accumulated depreciation. Under this method, no gain or loss is recognized on ordinary retirements of depreciable property. For retirements of telephone plant and equipment in the Company’s unregulated operations, the original cost and accumulated depreciation are removed from the accounts and the corresponding gain or loss is included in the results of operations.

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The regulated RLEC operations use straight-line rates approved by regulators. The composite annualized rate of depreciation for telephone plant and equipment in the regulated operations approximated 6.74%, 7.93% and 7.57% for 2004, 2003 and 2002, respectively. In the unregulated operations, telephone plant and equipment is depreciated over lives, determined according to the class of the asset, ranging from three years to 33 years.

Investments in Unconsolidated Companies

The Company accounts for an investment it holds in an unconsolidated company, US Carrier Telecom, LLC, using the equity method of accounting which reflects the Company’s share of income or loss of the investee, reduced by distributions received from and increased by contributions made to US Carrier. The Company determined that this investment is a variable interest entity, or VIE, under FASB’s Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) but that the Company is not the primary beneficiary of the VIE. This determination reflects the Company’s minimal ownership percentage in the VIE that is less than two percent compared to the ownership percentages of the nineteen other investors with similar equity interests in US Carrier, six of which collectively own approximately 70.3% of the VIE. At December 31, 2004 and 2003, the Company’s carrying value for this investment was $0.3 million. The Company’s share of losses in US Carrier was $0.2 million, $0.2 million and $0.6 million for 2004, 2003 and 2002, respectively. In addition, during 2002, the Company recognized an impairment charge of $2.1 million for a decline in the fair value of this investment deemed to be other than a temporary decline. The Company also provides services to this VIE for which it has recorded revenues of $0.3 million, $0.4 million, and $0.5 million and has recognized expenses for services provided by the VIE of $0.2 million, $0.2 million, and $0.3 million in 2004, 2003, and 2002, respectively.

The Company also had an investment in Georgia PCS Management, L.L.C., an unconsolidated company accounted for using the equity method of accounting. The Company’s interest in Georgia PCS was acquired by US Unwired, Inc. in March 2002 for approximately 786,000 shares of common stock in US Unwired, Inc. At the time of the acquisition, the Company also exercised options for additional units in Georgia PCS and received approximately 20,000 additional shares of US Unwired, Inc. common stock. In 2002 the Company’s share of losses in this investment was $0.7 million.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Local service - Local service revenues include revenues from end user customers, interexchange carriers, universal service funding and revenue and cost sharing arrangements. Local service revenues from charges to end user customers for basic local telephone services, including local services provided as part of flat-rate service plans, and custom calling features are billed one month in advance and recognition of revenue from these services is deferred until the services have been provided.

Local service revenues include charges to other interexchange carriers that access the Company’s network to provide services to end users in the Company’s service area. A portion of the network access revenues are switched access revenues that are earned from the origination and termination of long distance calls over the Company’s network facilities. These revenues are generally billed in arrears based on originating and terminating minutes of use and are accrued and recognized when earned. Network access revenues also include special access revenues earned by providing facilities to interexchange carriers to connect high speed data services to customers in our service area. Special access revenues are billed in advance and deferred until the services have been provided. Payments from universal service funding sources are received at the end of each month and are recognized as revenues in the month earned.

The Company also recognizes revenues from participation in interstate revenue and cost sharing arrangements, referred to as pools, with other telephone companies. These pools are managed by the National Exchange Carrier Association (“NECA”) which also provides administrative functions, such as the filing of the interstate access tariffs in which the Company participates. The NECA pools are funded by charges made by participating companies to their respective customers. Revenues from participation in NECA pools are based on the Company’s actual costs of providing the interstate services which are not known until after year-end when special jurisdictional cost studies are completed. Accordingly, revenues from NECA pools are recognized monthly using detailed estimates of costs and such cost estimates are updated from time to time during the year based on actual results. Final cost studies are generally completed during the second quarter of the following year at which time the Company’s revenues from the NECA pools are adjusted to reflect the actual results.

Long distance service - Long distance service revenues from toll services, typically billed in arrears, are recognized in the period when earned. Provision of long distance services under flat-rate plans are billed one month in advance with revenue recognition deferred until the services have been provided.

Internet and enhanced data service - Internet and enhanced data services consist primarily of revenues from DSL and dial-up Internet access. Charges for these services are generally billed one month in advance and revenue recognition is deferred until the services have been provided.

Edge-out services - Revenues from the Company’s edge-out customers that are billed in advance of the provision of the services are deferred until earned. Services billed in arrears are accrued and recognized in the period that the services are provided.

Miscellaneous telecommunications service and equipment - Miscellaneous telecommunications service and equipment revenues include revenues from billing and collection services provided to interexchange carriers, advertising sold in telephone directories and the sale and maintenance of customer premise equipment which are recognized when the service has been provided or over the life of the contract, as appropriate. Also included in miscellaneous telecommunications services are revenues from advertising sold in telephone directories which are recognized on a straight-line basis over the twelve month period in which the corresponding directory is distributed. Publication revenue associated with directories is booked net of the associated cost. These revenues are recognized when the service has been provided or over the life of the contract, as appropriate.

Revenues billed in advance that will be recognized in a subsequent period are recorded as a liability in “Advance billings and customer deposits” while revenues that are earned but unbilled are recorded as an asset in “Accounts receivable” or “Receivables, primarily from interexchange carriers” in the Consolidated Balance Sheet.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company and its wholly-owned subsidiaries, MRC, GRH and MRM, are limited liability corporations and have been treated as partnerships for federal and state income tax purposes. Accordingly, income, losses and credits were passed through directly to the members of these partnerships. In November 2003, MRM converted from being a C corporation to a limited liability corporation for income tax purposes.

Effective January 1, 2005, the Company elected to convert from being treated as a partnership for federal and state income tax purposes to a C corporation. Prior to this conversion, MRH, a wholly-owned subsidiary of the Company, acted as the holding company for the Company’s other taxable C corporations that include MRLTDF, Mebtel, GCSI, CCI, MLDS, and MRLDS. Income taxes for the C corporations are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely that the asset will be realized.

Allocation of Distributions

Distributions to its member, if any, are allocated in accordance with the terms outlined in the Company’s Operating Agreement subject to conditions of its senior note indenture.

Goodwill

The Company’s goodwill represents the excess of the purchase price paid for its acquisitions in excess of the fair value of the net assets acquired. The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 does not permit goodwill and intangible assets deemed to have indefinite lives to be amortized. Instead these assets are subject to annual, or if certain conditions exist, more frequent, impairment tests in accordance with SFAS 142. Impairment occurs when the fair value of the asset is less than its carrying value. Other intangible assets continue to be amortized over their useful lives.

In performing its review of goodwill under the terms of FAS 142, the Company makes certain estimates regarding the implied fair value of its individual operating companies where goodwill is recorded. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using undiscounted cash flows and comparative market multiples. If the Company’s initial impairment analysis indicates potential goodwill impairment, management will perform a more detailed fair value analysis of each identified tangible and intangible asset.

The Company performed its annual goodwill impairment testing during the fourth quarter of 2004, 2003 and 2002 with no determination of impairment. If an impairment of the carrying value of goodwill is indicated by future tests, goodwill will be written down to its deemed fair market value and a corresponding charge will be recorded as part of operating expenses in the Consolidated Statement of Operations.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and a corresponding charge will be recorded as part of operating expenses in the Consolidated Statement of Operations.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that total comprehensive income (loss) be disclosed with equal prominence as the Company’s net income (loss). Comprehensive income (loss) is defined as changes in member’s capital exclusive of transactions with owners such as capital contributions and distributions. For 2003 and 2002, the Company had comprehensive income (loss), net of income taxes, of $0.2 million and $(0.2) million, respectively, from unrealized gains and losses on marketable equity securities available for sale. In addition, in 2004 and 2003, the Company recognized other comprehensive loss for an adjustment to its minimum pension liability of $0.7 million and $3.5 million, respectively.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights, defined as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate the VIE as the “primary beneficiary”. This new consolidation model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. The Company has not obtained an interest in any VIE’s since January 31, 2003. The Company determined that an unconsolidated company in which it holds an investment that is accounted for under the equity method is a VIE under FIN 46 but the Company is not the primary beneficiary of the VIE. According to FASB Interpretation No. 46 (revised December 2003), entities shall apply the Interpretation only to special-purpose entities subject to the Interpretation no later than December 31, 2003 and all other entities no later than March 31, 2004. Special-purpose entities are defined as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Given that we have no significant variable interests in special-purpose entities, the Interpretation was effective March 31, 2004.

In December 2003, the FASB revised and re-released FIN 46 as “FIN No. 46R”. The provisions of FIN 46R are effective for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial position or the results of operations.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that companies recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize the expected retirement costs as part of the book value of the long-lived asset. The Company has not previously had a legal obligation to remove assets and therefore, has not accrued a liability for anticipated removal costs. As a result, the adoption of SFAS 143 did not have a material effect on the Company’s financial statements.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously may have been classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. SFAS 150 was effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 during the third quarter of 2003. Upon adoption, the Company reclassified the redeemable minority interest on its balance sheet from a mezzanine level presentation between liabilities and equity to current and long-term liabilities. Beyond the reclassification of redeemable minority interest, the adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position or cash flows.

2. Receivables

The following is a summary of activity for the allowance for uncollectible accounts related to accounts receivable, which consist primarily of receivables from customers using the Company’s services such as local and long distance voice, DSL and other high speed data services:

	Beginning Balance	Additions Charged to Expense	Deductions from Reserve	Ending Balance
	(in thousands)
Year ended December 31, 2004	$1,181	$3,067	$(2,832)	$1,416
Year ended December 31, 2003	2,792	617	(2,228)	1,181
Year ended December 31, 2002	1,815	1,673	(696)	2,792

The following is a summary of activity for the allowance for uncollectible accounts related to receivables, primarily from interexchange carriers, which consist primarily of receivables from other telecommunications companies for switched and special access services:

	Beginning Balance	Additions Charged to Expense	Deductions from Reserve	Ending Balance
	(in thousands)
Year ended December 31, 2004	$2,617	$720	$(2,027)	$1,310
Year ended December 31, 2003	1,693	1,280	(356)	2,617
Year ended December 31, 2002	111	1,626	(44)	1,693

3. Rural Telephone Bank Stock

The Company’s investment in Rural Telephone Bank (“RTB”) stock is carried at cost and consists of 26,478 shares of $1,000 par value Class C stock at December 31, 2004 and 2003. For 2004, 2003 and 2002, the Company received cash dividends from the RTB of $1.6 million, $1.1 million and $1.1 million, respectively which are included in other income in the Consolidated Statements of Operations.

Madison River Capital, LLC

Notes to Financial Statements (continued)

4. Rural Telephone Finance Cooperative Equity

The Company’s investment in Rural Telephone Finance Cooperative (“RTFC”) stock is carried at cost and consists of Subordinated Capital Certificates (“SCCs”) acquired as a condition of obtaining long-term financing from the RTFC. The SCCs are redeemed for cash by the RTFC proportionately as the principal of the long-term borrowings from the RTFC is repaid. In 2004 and 2003, the Company received $1.4 million and $2.0 million, respectively, from the redemption of SCCs.

In addition, as a cooperative, the RTFC allocates its net margins to borrowers on a pro rata basis based on each borrower’s patronage ownership in the RTFC. Therefore, the Company receives an annual patronage capital allocation from the RTFC that it records at cost. As determined by the RTFC’s board of directors, a percentage of the patronage capital allocations are retired with cash in the following year with the remainder being distributed in the form of patronage capital certificates. The patronage capital certificates will be retired for cash on a scheduled 15-year cycle or as determined by the RTFC’s board of directors. For 2004, the Company’s allocation of patronage capital from the RTFC was $2.9 million of which $2.0 million was retired with cash and $0.9 million was received in patronage capital certificates in January 2005. For 2003, the Company received an allocation of patronage capital from the RTFC of $3.0 million of which $2.1 million was retired with cash and $0.9 million was received in patronage capital certificates in January 2004. For 2002, the Company’s allocation of patronage capital was $2.8 million of which $2.0 million was retired with cash and $0.8 million was received in patronage capital certificates in January 2003. At December 31, 2004 and 2003, the Company held $5.4 million and $4.5 million, respectively, in patronage capital certificates related to these allocations.

5. Available for Sale Equity Securities

In March 2002, Georgia PCS Management, L.L.C., a company in which the Company owned approximately 15% of the outstanding member interests and accounted for as an equity method investment, was acquired by US Unwired, Inc., a publicly traded Sprint PCS affiliate. In exchange for its ownership interest in Georgia PCS, the Company received approximately 806,000 shares of US Unwired, Inc. Class A common stock including approximately 151,000 shares that were placed in escrow pending the completion of certain provision of the acquisition agreement. The shares were subject to certain lock-up restrictions that prevented the Company from selling or otherwise disposing of the shares for a specified period of time.

The Company accounted for the common stock in US Unwired, Inc. as available for sale marketable equity securities in accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Accordingly, the common stock was carried at its estimated fair value based on current market quotes with changes in the fair market value reflected as other comprehensive income or loss. During 2002, the Company deemed that a decline in the fair market value of the common stock from the date of the exchange was other than a temporary decline and, accordingly, recognized a realized loss of $4.0 million in the carrying value.

During 2003, the Company sold approximately 655,000 shares of US Unwired, Inc. common stock for approximately $0.2 million and recorded a realized loss, net of income tax benefits, of $0.3 million. In addition, as a result of certain purchase price adjustments made under the acquisition agreement, the shares held in escrow were retained by US Unwired, Inc. and the Company recognized a realized loss, net of income tax benefits, for these shares of $0.1 million.

In 2003, the Company received and disposed of a miscellaneous investment in a marketable equity security for proceeds of $25,000 and recognized a realized gain of $25,000 on the disposal.

Madison River Capital, LLC

Notes to Financial Statements (continued)

6. Restructuring Charges

In the third quarter of 2002, the Company realigned each of the EOS’s operating regions in North Carolina, Illinois and New Orleans under the Company’s RLECs in those respective regions. The RLECs assumed responsibility for managing and directing the EOS operations in those regions. Correspondingly, the Company recognized a restructuring charge of $2.8 million related to the realignment for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. MRC recognized $2.7 million and MRM recognized $0.1 million of the restructuring charge. The charge was recognized in accordance with EITF 94-3. The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities, net of estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, the expense associated with decommissioning a switch, expenses associated with the elimination of thirty employees and related expenses.

In the fourth quarter of 2001, the company recorded a $2.8 million restructuring charge associated with MRC’s decision to reduce its sales and marketing efforts and eliminate redundant support services. The charge was recognized in accordance with EITF 94-3. The amounts recognized as part of this restructuring charge consisted primarily of the costs associated with future obligations on non-cancelable leases for closed sales offices, network operations centers and future switching facilities, net of estimated sublease income, losses from the abandonment of leasehold improvements and fixed assets associated with those leased facilities and legal related expenses.

During the third and fourth quarter of 2003, the Company adjusted certain restructuring charge accruals to recognize actual results of the realignment and reduction in its sales and marketing efforts as well as to reflect changes in its estimates related to future periods. In addition, approximately $0.4 million of the restructuring charge recognized in 2002 related to the decommissioning of a switch was reversed as the Company later elected to redeploy certain elements of the switch elsewhere in its operation. As a result of these adjustments, the Company recognized a benefit of $0.7 million during 2003 related to its restructuring charges. Substantially all of the payments charged against this restructuring accrual in 2004 and 2003 related to payments made under lease agreements. The following summarizes the activity in the Company’s restructuring accruals for the years ended December 31, 2004, 2003 and 2002:

Year ended December 31, 2004 (in thousands):

	Balance at December 31, 2003	Payments	Adjustments	Balance at December 31, 2004
Future lease obligations	$813	$(273)	$—	$540
Legal related expenses	31	—	—	31

	$844	$(273)	$—	$571

Year ended December 31, 2003 (in thousands):

	Balance at December 31, 2002	Payments	Adjustments	Balance at December 31, 2003
Future lease obligations	$2,133	$(1,220)	$(100)	$813
Telephone plant and equipment	158	—	(158)	—
Employee separation expenses	77	(4)	(73)	—
Legal related expenses	31	—	—	31

	$2,399	$(1,224)	$(331)	$844

Year ended December 31, 2002 (in thousands):

	Balance at December 31, 2001	Restructuring charge	Payments	Balance at December 31, 2002
Future lease obligations	$1,918	$1,541	$(1,326)	$2,133
Telephone plant and equipment	—	968	(810)	158
Employee separation expenses	—	299	(222)	77
Legal related expenses	200	—	(169)	31

	$2,118	$2,808	$(2,527)	$2,399

At December 31, 2004 and 2003, accrued expenses included $0.3 million and $0.3 million, respectively, and other long-term liabilities include $0.3 million and $0.5 million, respectively, related to the restructuring accruals.

Madison River Capital, LLC

Notes to Financial Statements (continued)

7. Long-Term Debt and Lines of Credit

Long-term debt and lines of credit outstanding consist of the following at:

	December 31
	2004	2003
First mortgage notes collateralized by substantially all RLEC assets:
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC’s base variable rate plus 1.00% (6.85% at December 31, 2004).	$11,551	$11,680
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65% (rate expires August 2006).	5,858	5,924
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65% (rate expires August 2006).	941	951
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC’s base variable rate plus 1.00% (6.85% at December 31, 2004).	101,359	102,486
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65% (rate expires August 2006).	5,496	5,557
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65% (rate expires August 2006).	66,643	67,384
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65% (rate expires August 2006).	3,505	3,544
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC’s base variable rate plus 1.00% (6.85% at December 31, 2004).	120,720	122,063
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65% (rate expires August 2006).	7,692	7,778
RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 9.0% (rate expires April 2005).	98,135	99,226
RTFC secured line of credit loan, maturing March 2005 with interest payments due quarterly at the RTFC’s line of credit base rate plus 0.5%	—	10,000
Mortgage note payable, interest at a fixed rate of 8%, secured by land and building.	—	2,303
Unsecured 13¼% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount of $1,824 and $2,076, respectively.	196,176	197,924
Convertible note payable to related party	—	393

	618,076	637,213
Less current portion	9,385	6,996

	$608,691	$630,217

Madison River Capital, LLC

Notes to Financial Statements (continued)

7. Long-Term Debt and Lines of Credit (continued)

Principal maturities on long-term debt at December 31, 2004 are as follows:

2005	$9,385
2006	9,385
2007	9,385
2008	9,385
2009	9,385
Thereafter	571,151

$618,076

The loan facilities provided by the RTFC are primarily with MRLTDF under a loan agreement that was amended in July 2003 and matures in November 2016. Under the terms of the loan agreement, quarterly principal payments through 2010 are $2.3 million. Beginning in 2011 and continuing through November 2016, scheduled principal payments will be $8.9 million to $17.5 million per quarter. In addition, by the second quarter of each year, the Company is required to calculate excess cash flow, as defined in the loan agreement, using the preceding year’s financial results for the RLECs subject to the loan agreement. If the calculation indicates excess cash flow, the Company will be required to make a mandatory prepayment of principal to the RTFC equivalent to the amount of excess cash flow.

Interest rates on outstanding term loans are based on the prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as the Total Leverage Ratio, as defined in the loan agreement, decreases.

The RTFC loan agreement contains certain financial rations that are tested on an annual basis and other administrative convenants. The financial ratios are based on the combined financial results of MRLTDF and its subsidiaries, GRH, MRLDS and MLDS. Certain of the administrative convenants restrict, among other things, ability of these combined entities to (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. In addition, the administrative convenants require that the RTFC approve a three-year rolling capital expenditure budget and give its consent to any acquisitions or disposals of local exchange assets. Finally, MRLTDF and MRH have the ability to acquire the company’s senior notes in amounts not to exceed $2.0 million in one quarter or $6.0 million in one year. At December 31, 2004, the Company was in compliance with the terms and conditions of the loan agreement.

The loan facilities are secured by a first mortgage lien on the operating assets and revenues of GRH, MRH, MLDS, MRLDS and MRLTDF and its subsidiaries consisting of Mebtel, GCSI, CCI and MRM. In addition, substantially all of the outstanding equity interests of the entities have been pledged in support of the loan facilities. Therefore, the RTFC holds a first lien security interest in all of the assets, revenues and substantially all of the equity interests of the RLECs. In addition, in the event that the senior notes are retired, the Company will grant the RTFC a first mortgage lien on the operating assets and revenues of MRC.

MRLTDF has an undrawn $31.0 million secured revolving line of credit with RTFC that is fully available. Interest is payable quarterly at the RTFC’s line of credit base rate plus 0.5% per annum (6.9% at December 31, 2004). At December 31, 2003, MRLTDF had drawn down $10.0 million under this line of credit. The outstanding balance was repaid during the first quarter of 2004.

Madison River Capital, LLC

Notes to Financial Statements (continued)

7. Long-Term Debt and Line of Credit (continued)

The Company also has an undrawn $10.0 million line of credit that is fully available to Coastal Utilities, Inc., a subsidiary of CCI. This line of credit contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC’s line of credit base rate plus 1.0% per annum (7.4% at December 31, 2004). Effective April 30, 2004, MRLTDF granted the RTFC a first lien security interest in the assets of Coastal Utilities, Inc. to secure this line of credit.

Both lines of credit are scheduled to expire in March 2005. The Company has been notified by the RTFC that a 180-day extension of the existing line of credit facilities has been granted and if these revolving credit facilities remain in place at the end of that period, a new secured line of credit in the amount of $41.0 million for a term of four and one-half years has been approved for MRLTDF replacing the two existing lines of credit. Completion of the extension and, if necessary, the new line of credit is subject to satisfactory completion of documentation for the new agreement and all conditions precedent to closing being satisfied.

The Company has outstanding $198.0 million of 13¼% senior notes that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. In June 2004, as permitted under the terms of the loan agreement with the RTFC, MRLTDF acquired $2.0 million in outstanding senior notes for approximately $2.1 million. The senior notes, which are held by MRLTDF, are considered to be retired and the Company recognized approximately $0.2 million as a loss from the extinguishment of long-term debt in the second quarter of 2004, which is reflected as other expense in the Consolidated Statement of Operations.

Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At December 31, 2004, the Company was in compliance with the terms of its indenture.

The Company had a convertible note payable to a member of MRTC with an outstanding principal balance of $0.4 million as of December 31, 2003. The note was convertible into redeemable Class A members interests of MRTC. During 2004, the obligation for the convertible note payable was transferred to MRTC in exchange for additional member’s interest in the Company.

8. Leases

The Company leases various facilities used primarily for offices and networking equipment under noncancelable operating lease agreements that expire at various dates through 2015. The leases contain certain provisions for renewal of the agreements, base rent escalation clauses and additional rentals. Future minimum lease payments for years subsequent to December 31, 2004 are as follows (in thousands):

2005	$1,144
2006	926
2007	766
2008	695
2009	626
Thereafter	2,981

$7,138

Total rent expense was approximately $1.7 million, $2.1 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Madison River Capital, LLC

Notes to Financial Statements (continued)

9. Income Taxes

Income taxes for the Company’s corporate subsidiaries, that include MRH, MRLTDF, Mebtel, GCSI, CCI, MRLDS and MLDS (“Consolidated Tax Group”) are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in each subsidiaries’ respective financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities.

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

Effective January 1, 2005, the Company elected to convert from being treated as a partnership for federal and state income tax purposes to a C corporation. Beginning on the effective date of the conversion, the Company will begin filing a consolidated federal income tax return for the Consolidated Tax Group, which from January 1, 2005 and forward includes the Company, pursuant to tax sharing agreements entered into with the Company’s subsidiaries.

Effective December 1, 2003, MRM converted to a limited liability corporation for income tax purposes from being a C corporation. MRM filed as a C corporation for the period from January 1, 2003 through November 28, 2003 and as a limited liability corporation from November 29, 2003 through December 31, 2003.

In 2002, the Company filed amended state and federal income tax returns which, under Internal Revenue Code Section 118, elected to characterize certain Universal Service Fund payments as contributions that reduced the tax basis of certain telephone plant and equipment rather than as taxable income. The amended income tax returns, covering the years 1998 to 2000, resulted in refunds of $7.8 million. These refunds were recorded as deferred income tax liabilities pending the audit of the amended returns. In addition, this position was also taken in the 2001 income tax returns for the Company when originally filed.

In 2003, the Company’s income tax returns were audited by the Internal Revenue Service (“IRS”). The IRS disallowed the Company’s position on the Universal Service Fund payments for 1999 to 2001. During the fourth quarter of 2003, the Company recorded an income tax benefit of $2.7 million for the refunds received in 2002 from amendments to its 1998 income tax returns. The benefit was recognized after the Company was advised that the statute of limitations for taxing authorities to make audit adjustments to the 1998 income tax returns had expired during 2003. However, on June 2, 2004, the Department of Justice, on behalf on the IRS, filed lawsuits against two of the Company’s subsidiaries, GCSI and Coastal Utilities, Inc., that received the refunds from the amended 1998 returns and subsequently recognized the benefit. The lawsuits claim that the refunds were erroneous refunds and demand repayment in the amount of approximately $2.9 million for income tax refunds plus related interest expense. Approximately $0.9 million of this claim was paid in the first quarter of 2004 as part of a separate income tax audit adjustment. Accordingly, the Company accrued the remaining $2.1 million as income tax expense in addition to $0.4 million in related interest expense during the second quarter of 2004 to recognize the remaining potential exposure under the lawsuits. The Company continues to accrue interest quarterly related to this exposure.

The Company believes that its position taken in the amended income tax returns was appropriate under current tax laws and the Company intends to vigorously defend against these claims. The Company is uncertain at this time as to the ultimate outcome of this matter. The Company has been audited by federal tax authorities through 2001. The federal tax returns for 2002 and 2003 remain open for audits.

The Company’s Alabama affiliates have been audited by the Alabama Department of Revenue. No adjustments have been finalized at this time. The Company feels it has adequately provided for exposures from federal or state audit.

Madison River Capital, LLC

Notes to Financial Statements (continued)

9. Income Taxes (continued)

Components of income tax (benefit) expense for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Current:
Federal	$318	$(157)	$(4,829)
State	(467)	1,532	(339)
Deferred:
Federal	2,504	(7,742)	5,417
State	450	(961)	(146)

Subtotal	2,805	(7,328)	103
Investment tax credits, net	—	—	(19)
Change in valuation allowance	(9,223)	5,482	1,500

Total income tax (benefit) expense	$(6,418)	$(1,846)	$1,584

Differences between income tax expense (benefit) computed by applying the statutory federal income tax rate to loss before income taxes and reported income tax (benefit) expense for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Amount computed at statutory rate	$(357)	$(5,591)	$(12,770)
(Decrease) increase in tax valuation allowance	(9,223)	5,482	1,500
Realized losses on marketable equity securities	—	—	2,236
Distributions from LLC not includible in taxable income	2,526	3,414	3,581
IRS contingency accrual	2,117	(2,726)	7,836
Nontaxable benefit curtailment	—	(537)	—
Expense pass through from partnership investment	—	(2,761)	(1,109)
State income taxes, net of federal benefit	(17)	(628)	(485)
Amortization of investment tax credits	—	—	(19)
Net increase in NOL carry forward from IRS exam	(1,610)	—	—
Other, net	146	1,501	814

Total income tax (benefit) expense	$(6,418)	$(1,846)	$1,584

As of December 31, 2004, the Company had utilized all of its federal net operating loss carryforwards. The Company had a federal net operating loss carryforward of approximately $10.0 million as of December 31, 2003. The Company has state net operating losses of approximately $49.7 million and $44.9 million for 2004 and 2003, respectively. The state net operating loss carryforwards begin to expire in 2015.

Madison River Capital, LLC

Notes to Financial Statements (continued)

9. Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$1,406	$1,698
Allowance for uncollectible accounts	460	533
Deferred compensation	7,747	6,352
Net operating loss carryforwards	2,186	2,441
Other deferred assets	1,854	847

Total deferred tax assets	13,653	11,871
Valuation allowance for deferred tax assets	—	(9,223)

Net deferred tax assets	13,653	2,648
Deferred tax liabilities:
Book basis of property, plant and equipment in excess of tax basis	(39,366)	(37,034)
Basis difference in investment	(1,939)	(3,203)
IRS contingency accrual	(7,226)	(5,109)
Other deferred liabilities	(3,420)	(1,868)

Total deferred tax liabilities	(51,951)	(47,214)

Net deferred tax liabilities	$(38,298)	$(44,566)

The following summarizes the activity in the valuation allowance for the deferred income tax assets for the years ended December 31, 2004, 2003 and 2002:

	Beginning Balance	Additions Charged to Expense	Deductions from Reserve	Ending Balance
	(in thousands)
Year ended December 31, 2004	$9,223	—	(9,223)	—
Year ended December 31, 2003	3,741	5,482	—	9,223
Year ended December 31, 2002	2,241	1,500	—	3,741

The valuation allowance was established in 2001 and increased in 2002 and 2003 based on the Company’s history of taxable losses and the long-term nature of its deferred tax assets. The valuation allowance attributable to the Company’s long-term incentive plan was eliminated due to an amendment to the long-term incentive plan in the fourth quarter of 2004. The amendment contained a detailed payout schedule for the plan which was not previously specified. As a result, the Company has the ability to match the reversal of its deferred tax assets with the reversal of its existing deferred tax liabilities. Therefore, based on the criteria of Statement of Financial Accounting Standard No. 109 Accounting for Income Taxes, the amendment to the plan in the fourth quarter made it “more likely than not” that the future deductions for the long-term incentive plan would be realized and therefore a valuation allowance was no longer required. The valuation allowance attributable to certain state net operating loss carryforwards was eliminated due to a state audit completed in 2004.

10. Benefit Plans

Pension Plans

The Company adopted a noncontributory defined benefit pension plan (the “Pension plan”), which was transferred to the Company from its wholly-owned subsidiary, Mebtel, in May 1998, that covers all full-time employees, except employees of GCSI and its subsidiaries, who have met certain age and service requirements. Prior to March 2002, the Company’s subsidiary, CCI, sponsored a separate defined benefit pension plan for its employees that met certain age and service requirements. In March 2002, the CCI plan was merged into the Pension plan. The Pension plan provides benefits based on participants’ final average compensation and years of service. The Company’s policy is to comply with the funding requirements of the Employee Retirement Income Security Act of 1974.

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Pension Plans (continued)

On January 14, 2003, the Company notified its non-bargaining employees that the accrual of benefits in the Pension plan would be frozen effective February 28, 2003. As a result of the notification, Statement of Financial Accounting Standards No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits became effective. The curtailment resulted in an immediate net gain of $2.8 million which was recognized in 2003. Although the accrual of benefits in the pension plan was frozen, the Company has a continued obligation to fund the plan and will continue to recognize an annual net periodic pension expense while the plan is still in existence.

The funded status of the Company’s Pension plan and corresponding amounts recognized in the Company’s financial statements is as follows:

	December 31
	2004	2003
	(in thousands)
Projected benefit obligation at beginning of year	$(12,619)	$(11,404)
Service cost	(358)	(420)
Interest cost	(730)	(690)
Actuarial (loss) gain	(364)	(1,318)
Curtailment	—	759
Benefit payments	234	454

Projected benefit obligation at end of year	(13,837)	(12,619)

Fair value of plan assets at beginning of year	8,597	7,633
Actual return on plan assets, net	275	688
Contributions	2,099	730
Benefit payments	(234)	(454)

Fair value of plan assets at end of year	10,737	8,597

Funded status of the plan	(3,100)	(4,022)
Unrecognized prior service costs	—	—
Unrecognized net obligation	—	—
Unrecognized net loss	4,193	3,488

Net pension asset (liability)	$1,093	$(534)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	—	—
Accrued benefit liability	(3,100)	(4,022)
Intangible asset	—	—
Accumulated other comprehensive income	4,193	3,488

Net amount recognized	$1,093	$(534)

Components of net periodic pension cost for the Pension plan for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Service cost	$359	$420	$1,136
Interest cost	730	690	796
Estimated return on plan assets	(758)	(594)	(798)
Net amortization and deferral	143	95	(241)

Net periodic pension cost	$474	$611	$893

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Pension Plans (continued)

Additional information related to the Pension Plan:

	2004	2003
	(in thousands)
Increase in minimum liability included in other comprehensive income (loss)	$705	$3,488
Accrued benefit liability	4,193	3,488

Weighted-average assumptions used for the Pension plan for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Plan discount rates	6.00%	6.00%	7.00%
Rates of increase in future compensation levels	0.00%*	0.00%*	3.00%
Expected long-term rates of return on assets	8.00%	8.00%	8.00%

*	Based on freeze of further accrual of Pension plan benefits for all non-bargaining employees

The Company’s Pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2004	2003
Plan assets:
Equity securities	55%	60%
Debt securities	44%	40%
Other	1%	0%

Total	100%	100%

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while fixed income is expected to return between 5% and 6%, with a goal of achieving a total return of 8% per year.

The Company’s investment policy is to broadly diversify the Pension plan’s investments in order to reduce risk and to produce incremental return, while observing the requirements of state law and the principles of prudent investment management. The Pension plan’s investments will be diversified among economic sector, industry, quality, and size. The purpose of diversification is to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the performance of the Pension plan. As a result, the risk level associated with the portfolio should be reduced. The Company’s target allocation for 2004 by asset category is as follows:

2005
Plan assets:
Equity securities	25 – 75%
Debt securities	75 – 25%

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Pension Plans (continued)

The Company expects to contribute approximately $1.0 million to the Pension plan in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid:

(in thousands)
2005	$369
2006	413
2007	486
2008	605
2009	691
2010 to 2014	5,926

Postretirement Benefits Other Than Pensions

Company Postretirement Benefit Plan

The Company provides limited medical coverage to retirees and their dependents for all companies, except GCSI and its subsidiaries, through a traditional indemnity plan administered by a third party. Participation in the retiree medical plan begins upon retirement at age 55 with 10 years of service.

The Company provides a monthly contribution of $10.00 for each year of service with the Company to retirees to use for medical benefits. In addition, the Company provides the lesser of $25,000 or half of the retiree’s final base pay in life insurance benefits. The plan is unfunded.

The following table sets forth the status of the Company’s postretirement benefit plan and amounts recognized in the Company’s financial statements at:

	December 31
	2004	2003
	(in thousands)
Accumulated plan benefit obligation at beginning of period	$(1,562)	$(1,592)
Service cost	(46)	(37)
Interest cost	(99)	(93)
Plan participants’ contributions	—	—
Amendments	—	—
Actuarial (loss) gain	(112)	113
Benefits paid	26	47

Accumulated plan benefit obligation at end of period	(1,793)	(1,562)

Fair value of plan assets at beginning of period	—	—
Employer contribution	26	47
Plan participants’ contributions	—	—
Benefits paid	(26)	(47)

Fair value of plan assets at end of period	—	—

Funded status of plan	(1,793)	(1,562)
Unrecognized prior service costs	531	601
Unrecognized net loss	317	221

Accrued postretirement benefit cost	$(945)	$(740)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(945)	(740)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(945)	$(740)

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

Components of net periodic postretirement benefit cost for the Company’s postretirement benefit plan for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Service cost	$46	$37	$63
Interest cost	99	93	107
Actuarial loss (gain)	16	2	(33)

Net periodic postretirement benefit cost	161	132	137
Prior service costs	70	70	70

Total postretirement benefit costs	$231	$202	$207

Weighted-average assumptions and other information related to the Company’s postretirement benefit plan for 2004, 2003 and 2002 are as follows:

	2004		2003		2002
Discount rate	6.00%		7.00%		7.00%
Initial medical trend rate	—	*	—	*	8.50%
Initial dental and vision trend rate	—	*	—	*	8.50%
Ultimate trend rate	—	*	—	*	5.00%
Years to ultimate trend rate	—	*	—	*	7
Other information (in thousands):
One percent increase in trend rates:
Effect on service and interest cost	$3		$3		$130
Effect on accumulated plan benefit obligation	57		58		1,274
One percent decrease in trend rates:
Effect on service and interest cost	(3)		(3)		(103)
Effect on accumulated plan benefit obligation	(51)		(51)		(1,043)

*	Trend rates are no longer applicable to this plan as the only contribution made by the Company, other than for a small group of retirees, is a monthly amount equal to $10.00 for each year of service retiree had with the Company and it is not anticipated that this contribution rate will increase with medical inflation. For the small group of retirees who still receive benefits under a different plan formula, the trend rate was 11.0% graded down to 6.0% in four years.

There are no assets in the Company’s postretirement benefit plan. The Company estimates that it will contribute approximately $82,000 to this postretirement benefit plan in 2005. Anticipated benefit payments, which reflect expected future service, as appropriate, to be paid in future years are estimated as follows:

(in thousands)
2005	$82
2006	91
2007	100
2008	108
2009	178
2010 to 2014	733

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

GCSI Postretirement Benefit Plan

GCSI provides medical coverage to retirees and their dependents through a traditional indemnity plan administered by a third party. The plan provisions are the same as those for active participants. Eligibility to participate in the retiree medical plan upon retirement is defined as age 55 with 25 years of service.

GCSI required retirees to contribute 67% of medical, dental and eye care premium rates in 2003. The additional cost of the plan was paid by GCSI. In 2004 and future years, the retirees will contribute 100% of the premiums. GCSI’s retirees also receive free local phone service and a $100 long distance credit per month. GCSI does not anticipate any changes in the cost-sharing provisions of the existing written plan, and there is no commitment to increase monetary benefits in the future. The plan is unfunded.

The following table sets forth the status of GCSI’s postretirement benefit plan and amounts recognized in the Company’s financial statements at:

	December 31
	2004	2003
	(in thousands)
Accumulated plan benefit obligation at beginning of period	$(197)	$(1,199)
Service cost	(9)	—
Interest cost	(8)	(4)
Plan participants’ contributions	—	—
Amendments	—	(179)
Actuarial gain	31	1,156
Benefits paid	4	29

Accumulated plan benefit obligation at end of period	(179)	(197)

Fair value of plan assets at beginning of period	—	—
Employer contribution	4	29
Plan participants’ contributions	—	—
Benefits paid	(4)	(29)

Fair value of plan assets at end of period	—	—

Funded status of plan	(179)	(197)
Unrecognized prior service costs	(1,660)	(1,815)
Unrecognized net gain	(2,208)	(2,395)

Accrued postretirement benefit cost	$(4,047)	$(4,407)

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$—	$—
Accrued benefit liability	(4,047)	(4,407)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(4,047)	$(4,407)

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

Components of net periodic postretirement benefit cost for GCSI’s postretirement benefit plan for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Service cost	$9	$—	$38
Interest cost	8	4	77
Actuarial gain	(218)	(158)	(24)

Net periodic postretirement benefit cost	(201)	(154)	91
Prior service costs	(155)	(166)	(166)

Total postretirement benefit costs	$(356)	$(320)	$(75)

Weighted-average assumptions and other information related to GCSI’s postretirement benefit plan for 2004, 2003 and 2002 are as follows:

	2004		2003		2002
Discount rate	6.00%		7.00%		7.00%
Initial medical trend rate	—	*	—	*	8.50%
Initial dental and vision trend rate	—	*	—	*	8.50%
Ultimate trend rate	—	*	—	*	5.00%
Years to ultimate trend rate	—	*	—	*	7
Other information (in thousands):
One percent increase in trend rates:
Effect on service and interest cost	—	*	—	*	$130
Effect on accumulated plan benefit obligation	—	*	—	*	1,274
One percent decrease in trend rates:
Effect on service and interest cost	—	*	—	*	(103)
Effect on accumulated plan benefit obligation	—	*	—	*	(1,043)

*	Trend rates are no longer applicable to this plan due to participants paying all premiums due under the plan beginning in 2004.

There are no assets in GCSI’s postretirement benefit plan. The Company estimates that it will contribute approximately $2,000 to its other postretirement benefit plan in 2005. Anticipated benefit payments, which reflect expected future service, as appropriate, to be paid in future years are estimated as follows:

(in thousands)
2005	$2
2006	2
2007	3
2008	4
2009	6
2010 to 2014	53

401(k) Savings Plans

The Company sponsors two 401(k) savings plans. One plan is offered to all eligible employees of the Company except for employees of GCSI and its subsidiaries. A second separate 401(k) plan is offered to employees of GCSI and its subsidiaries.

Employees who meet certain age and employment criteria are covered by the plans and may elect to contribute a percentage of their compensation to the plan not to exceed certain dollar limitations. For each plan, the Company matches up to 50% of the first 6% of compensation deferred by an employee. The Company made matching contributions of approximately $0.8 million, $0.7 million and $0.9 million in the years ended 2004, 2003 and 2002.

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

GCSI Employee Stock Ownership Plan

A GCSI subsidiary has a non-contributory employee stock ownership plan (“ESOP”) which covered certain employees who had completed one year of service and attained the age of nineteen. Additionally, all participants in a former profit sharing plan became eligible for the ESOP effective with the formation of the ESOP.

Prior to GCSI’s acquisition by the Company, the ESOP operated as a leveraged ESOP. As part of the acquisition, all shares held by the ESOP were acquired subject to an escrow holdback for contingent liabilities and unpaid obligations and the outstanding loan of the ESOP was retired. The Company adopted a resolution to terminate the ESOP effective December 31, 1999 subject to final resolution of certain matters relating to the ESOP and the receipt of a favorable letter of determination from the Internal Revenue Service regarding the termination of the ESOP. Accordingly, all accruals of benefits under the plan were suspended as of that date, and no further contributions were required to be made by GCSI. The administration of the ESOP and the correction of certain administrative errors were the subject of a request for a voluntary compliance statement from the IRS. The Company and the IRS reached a resolution on the terms of a compliance statement for the ESOP and it was issued in February, 2004. The Company implemented the required corrections outlined in the compliance statement and made a distribution of substantially all of the cash assets held in the ESOP trust to participants in 2004. In addition to a minimum amount of investments, the ESOP continues to hold a 48.2% interest in the escrow holdback.

At December 31, 2004, the ESOP continued to operate pending final resolution of those matters as more fully discussed in Note 16 below. Upon final resolution, all remaining assets will be distributed to plan participants and the ESOP will be terminated.

11. Long-Term Incentive Plan

The Company sponsors two incentive plans that provide for incentive awards to certain employees as approved by the Board of Managers. Under the terms of the first plan, referred to as the Long-term Incentive Plan, or LTIP, dollar-denominated awards are granted to employees. LTIP awards represent an unsecured obligation of the Company.

The schedule of payments of cash or other assets to the LTIP is at the discretion of the Board of Managers. A portion of the funding for the LTIP will be made from a percentage of distributions paid to holders of certain classes of units of the Parent Company as determined in the Parent Company’s operating agreement.

The Company recognized compensation expense for LTIP awards of $2.9 million, $5.4 million and $5.3 million in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had approximately $22.4 million and $19.5 million, respectively, accrued for the LTIP.

The Company also sponsors a Long-term Incentive Stock Plan, or LTISP. Awards under the LTISP consist of units in the LTISP and vest ratably over a four year period from the date of grant. Unvested awards are forfeited upon termination of employment with the Company. Funding for this plan is made from a percentage of distributions paid to holders of Class C units of the Company upon the occurrence of certain events. As the fair market value of the units granted in the LTISP were not reasonably estimable and payments under the plan were considered remote, no compensation expense was recognized for this plan in prior years. Further, based on the valuation of the Company in 2004, the Class C units were determined to have no value, and accordingly, vested awards in the LTISP are valued at zero. At December 31, 2004, the Company has not accrued any compensation expense related to this plan.

Madison River Capital, LLC

Notes to Financial Statements (continued)

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued expenses and other current liabilities – the carrying value approximates fair value due to the short maturity of these instruments.

The fair value and carrying value of long-term debt and lines of credit at December 31, 2004 were $621.7 million and $618.1 million, respectively. At December 31, 2003, the fair value and carrying value of the long-term debt and lines of credit were $631.4 million and $637.2 million, respectively. The fair value of the Company’s 13.25% senior notes is based on the quoted value at the close of business on December 31. The fair value of the secured long-term debt is estimated by discounting the scheduled payment streams to their present value based on current rates for similar instruments with comparable maturities.

13. Segment Information

The Company offers a variety of telecommunications services to business and residential customers including local and long distance voice, Internet access, high speed data and fiber transport services. In accordance with the requirements of Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), the Company’s operations are classified into two reportable business segments. The first segment consists of the Company’s four RLECs that provide regulated and nonregulated telecommunication services in their franchised territories. The second segment consists of the EOS operations that are in close proximity to the RLEC territories and are managed and operated as a line of business of the RLECs. Although both segments provide similar types of telecommunication services, are operated and managed by common management teams and share common resources, certain differences exist in the businesses of the RLECs and the EOS that the Company has evaluated to indicate two segments. Included in these differences between the RLECs and the EOS are: (i) the extent to which each segment’s operations are regulated, (ii) different approaches in the way each segment markets its services, (iii) positions within their respective markets and therefore how they price their services and (iv) composition of each segment’s customer base. In addition, each segment’s financial and operating results are evaluated separately by the chief operating decision maker of the Company. Periodically, the Company will analyze these factors, among others, to determine the appropriate reportable business segments required under SFAS 131.

The Company’s two reportable segments follow the same accounting principles and policies used for the Company’s consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States.

Revenues and net operating income (loss) for each segment for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Total revenues:
RLEC operations	$185,742	$175,265	$172,422
EOS	12,571	14,199	15,318

	198,313	189,464	187,740
Less intersegment revenues	(3,939)	(3,004)	(3,539)

Total reported revenues	$194,374	$186,460	$184,201

Net operating income (loss):
RLEC operations	$64,077	$54,478	$49,748
EOS	(9,828)	(11,970)	(20,861)

Total reported net operating income	$54,249	$42,508	$28,887

Madison River Capital, LLC

Notes to Financial Statements (continued)

13. Segment Information (continued)

Total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

	December 31
	2004	2003	2002
	(in thousands)
Total assets:
RLEC operations	$840,537	$868,472	$871,030
EOS	433,952	432,326	473,172

	1,274,489	1,300,798	1,344,202
Less intersegment assets	(493,485)	(493,656)	(499,431)

Total reported assets	$781,004	$807,142	$844,771

14. Redeemable Minority Interest

As part of the consideration paid in the acquisition of Coastal Utilities, Inc., the Company issued to the former shareholders of Coastal Utilities, 300 shares of Series A non-voting common stock and 300 shares of Series B non-voting common stock of CCI in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock were initially recorded with a carrying value of $10.0 million and $35.0 million, respectively, which the Company had determined to be the fair market value at issuance. Both the Series A and Series B stock had put and call features, exercisable by the holders and CCI, that were defined pursuant to the terms of a shareholders’ agreement. Minority interest expense was recorded for periodic accretions in the carrying value of the minority interest to reflect contractual call amounts payable by CCI if it elected to redeem the minority interest subject to the terms of the shareholders agreement. On April 10, 2002, the Company completed an agreement with the former shareholders of Coastal Utilities which, among other things, modified certain provisions of the CCI shareholders agreement and ended the periodic accretions in the carrying value of the minority interest.

Under the terms of the agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for 18.0 million redeemable Class A member units in MRTC valued at $1 per unit and three unsecured term notes issued by MRTC, in the aggregate principal amount of $20.0 million, payable over eight years and bearing interest at approximately 8.4%. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI’s amended shareholders agreement, the former shareholders have the right to require CCI to redeem their remaining 150 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. In each of June 2003 and July 2004, CCI redeemed 30 shares of the Series A stock for $1.0 million. As a result of the transaction, the Company recorded an increase in members’ interest of $41.1 million to reflect the consideration exchanged for a portion of the minority shareholders’ equity interests. Approximately $3.1 million of the increase in member’s interest represent the difference between the $47.1 million carrying value of the minority interest before the transaction and the $44.0 million in value held by the minority shareholders after the transaction.

At December 31, 2004 and 2003, other current liabilities include $1.0 million for the current portion of the redeemable minority interest and other liabilities include $2.0 million and $3.0 million, respectively, for the portion redeemable beyond one year.

15. Related Party Transactions

On January 4, 2002, the Company loaned in aggregate approximately $1.4 million to three managing directors of MRTC to finance a portion of their purchase of redeemable Class A units in MRTC from an investor. The loans, payable on demand, bear interest at 5% and are secured by the MRTC Class A interests purchased with the proceeds of the loans. At December 31, 2004 and 2003, $1.4 million was outstanding under these loans and is reflected as a reduction of member’s capital. Substantially all accrued interest had been paid by the managing directors as of December 31, 2004.

Madison River Capital, LLC

Notes to Financial Statements (continued)

16. Commitments and Contingencies

The Company has a resale agreement with a vendor to provide long distance transmission services. Under the terms of the agreement, the Company must utilize certain contracted minimum volume commitments. The minimum monthly charge under the agreement is $0.1 million.

GCSI’s ESOP was the subject of an application before the IRS for a compliance statement under the Voluntary Compliance Resolution Program filed with the IRS on May 17, 2000. The compliance statement was requested in order to address certain issues related to contributions made during 1997 and 1998, prior to the acquisition of GCSI by the Company, to employees’ accounts in the ESOP and a 401(k) plan in excess of the limits allowed by Section 415 of the Internal Revenue Code of 1986, as amended. The application requested a compliance statement to the effect that any failure to comply with the terms of the plans would not adversely affect the plans’ tax-qualified status, conditioned upon the implementation of the specific corrections set forth in the compliance statement. In June 2001, the IRS issued a Section 415 Compliance Statement and provided the Company with 150 days to institute the corrective actions. During the course of making the corrections as required by the compliance statement, additional administrative errors in the operation of the ESOP were found that affected years beginning January 1, 1995 through December 31, 1999. The newly discovered operational failures were interrelated with and directly affected the failures subject to the original compliance statement, and, therefore, the corrections under the original compliance statement could not be accurately completed.

In response to these new errors, the Company performed an extensive review of the ESOP administration for the plan years 1995 through 1999. As part of the process, on June 7, 2002, the Company submitted a new application for a compliance statement under the Walk-In-Closing Agreement Program with the IRS. The new application restated the Company’s proposed corrections to be made for the operational failures disclosed in the first application as well as addressed the proposed corrections for the additional failures found in the administration of the ESOP. On February 27, 2004, the Company and the IRS reached a resolution on the terms of the new compliance statement for the ESOP allowing the Company 150 days to implement the required corrections. The company implemented the required corrections outlined in the second compliance statement during this time period, including the contribution of approximately $0.2 million to the ESOP trust, and made a distribution of substantially all of the cash assets held in the ESOP trust to participants. The company may pursue certain options currently available to it to obtain reimbursement of a portion of $0.2 million, which may include seeking additional reimbursement from the escrow account established in connection with the acquisition of GCSI. However, this is no assurance that the Company will be able to obtain any reimbursement from another source.

In May 2002, as required under the terms of the initial compliance statement, $1.7 million was transferred into the ESOP from an escrow account established in connection with the acquisition of GCSI as required under the terms of the initial compliance statement. Pursuant to the terms of the second compliance statement issued in February 2004, the $1.7 million was no longer necessary to complete the corrections to the ESOP. The Company requested the return of this amount from the ESOP trust to the escrow account, together with interest earned from the date of initial transfer. At December 31, 2004, this request was still pending. The Company does not believe that any future amounts required to be contributed to the ESOP, if any, will have a material adverse effect on its financial condition, results of operations or cash flows.

On May 7, 2004, a lawsuit was filed in the United States District Court for the Southern District of Alabama that named as defendants the Company’s subsidiaries, Gulf Telephone Company and Gulf Coast Services, Inc., Madison River Telephone and certain of the Company’s officers and directors among others including former directors and officers and other third party plan administrators and advisors to the GCSI ESOP. The suit, entitled David Eslava, et. al. vs. Gulf Telephone Company, et. al. Civil Action No. 04-297-MJ-B, alleges certain ERISA violations. The escrow fund remains in effect to provide support in part for lawsuits such as this. The Company has engaged legal counsel and intends to vigorously defend against all such claims. On June 30, 2004, the Company replied to the complaint and on July 25, 2004, the Company filed a Motion for Summary Judgment on the majority of the claims. The Court has stayed discovery pending a ruling on the Motion for Summary Judgment which has not yet been received.

The Department of Justice, on behalf of the Internal Revenue Service, has filed lawsuits against two of the Company’s subsidiaries, GCSI and Coastal Utilities, Inc. These lawsuits are more fully discussed in Note 9.

The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company does not believe the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Madison River Capital, LLC

Notes to Consolidated Financial Statements (continued)

17. Condensed Financial Information of the Company

The following information presents the condensed financial information for Madison River Capital, LLC as a stand-alone entity.

Condensed Balance Sheets of Parent

	December 31
	2004	2003
	(in thousands)
Assets
Current assets:
Cash	$3,759	$1,355
Intercompany and other receivables	1	—

Total current assets	3,760	1,355

Other assets:
Notes receivable from subsidiary	30,000	30,000
Unamortized debt issuance costs	3,785	4,518
Other investments	209	209
Net investment in subsidiaries	261,009	244,911

Total assets	$298,763	$280,993

Liabilities and member’s capital
Current liabilities:
Intercompany payables	16,722	24,878
Accrued interest expense	8,745	9,142
Intercompany and other payables	88	—

Total current liabilities	25,555	34,020

Noncurrent liabilities:
Long-term debt	198,158	198,316
Other long-term liabilities	30,497	9,169

Total noncurrent liabilities	228,655	207,485

Total liabilities	254,210	241,505

Member’s capital:
Member’s interest	251,684	251,284
Accumulated deficit	(202,938)	(208,308)
Accumulated other comprehensive loss	(4,193)	(3,488)

Total member’s capital	44,553	39,488

Total liabilities and member’s capital	$298,763	$280,993

Madison River Capital, LLC

Notes to Consolidated Financial Statements (continued)

17. Condensed Financial Information of the Company (continued)

Condensed Statements of Operations of the Company

	December 31
	2004	2003	2002
	(in thousands)
Operating expenses:
Amortization	$733	$733	$733
Selling, general and administrative expenses	2	1	17

Net operating loss	(735)	(734)	(750)
Interest expense	(26,786)	(26,757)	(26,728)
Other income	5,889	6,071	6,072

Loss before equity in income (losses) of subsidiaries	(21,632)	(21,420)	(21,406)
Equity in income (losses) of subsidiaries	27,002	6,751	(18,012)

Net income (loss)	$5,370	$(14,669)	$(39,418)

Condensed Statements of Cash Flows of the Company

	December 31
	2004	2003	2002
	(in thousands)
Operating activities
Net income (loss)	$5,370	$(14,669)	$(39,418)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs	733	733	733
Amortization of discount	234	206	180
Equity in (income) losses of subsidiaries	(27,002)	(6,751)	18,012
Changes in operating assets and liabilities:
Accrued interest receivable	—	—	4,500
Amounts due to subsidiaries	(8,156)	6,916	13,783
Accrued interest payable	(309)	52	48
Other accrued liabilities	20,623	(3,488)	—

Net cash used in operating activities	(8,507)	(17,001)	(2,162)

Investing activities
Distribution from subsidiaries	10,904	18,315	2,135

Net cash provided by financing activities	10,904	18,315	2,135

Financing activities
Note repayment from member	7	—	—
Advances to managing directors	—	—	(1,400)
Redemption of redeemable members’ interest	—	—	(2,000)

Net cash provided by (used in) investing activities	7	—	(3,400)

Net increase in cash and cash equivalents	2,404	1,314	(3,427)
Cash and cash equivalents at beginning of year	1,355	41	3,468

Cash and cash equivalents at end of year	$3,759	$1,355	$41

Madison River Capital, LLC

Notes to Consolidated Financial Statements (continued)

17. Condensed Financial Information of the Company (continued)

Notes to Condensed Financial Statements of the Company

(in thousands)

a - Basis of Presentation

These financial statements present the financial condition, results of operations and cash flows of Madison River Capital, LLC (the “Company”) on a parent-company-only basis. The Company’s investment in its subsidiaries is stated at cost plus its equity in the undistributed earnings of its subsidiaries since the date of acquisition. These financial statements should be read in conjunction with the Parent’s consolidated financial statements and related notes thereto of which this condensed financial information is a part of. Substantially all assets of the Company are restricted.

b - Long-term Debt

Long-term debt consisted of the following at December 31, 2004 and 2003:

	December 31
	2004	2003
	(in thousands)
Unsecured 13 1/4% senior notes payable, due march 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount of $1,842 and $2,076, respectively	$198,158	$197,924
Convertible note payable to related party	—	393

	$198,158	$198,117

The Company had a convertible note payable to a member of MRTC with an outstanding principal balance of $0.4 million as of December 31, 2003. The note was convertible into redeemable Class A members’ interests of MRTC. During 2004, the obligation for the convertible note payable was transferred to MRTC in exchange for additional member’s interest in the Company.

None of this long-term debt matures within the five years succeeding December 31, 2004. Further information regarding this long-term debt is in Note 7 to the consolidated financial statements of the Company.

c – Other Long-term Liabilities

The Company sponsors a pension plan and two post-retirement benefit plans for the employees of its operating subsidiaries. Further information regarding these plans is in Note 10 to the consolidated financial statements of the Company.

EXHIBIT INDEX

EXHIBIT NUMBER	Description of Exhibit
3.1	Certificate of Formation of Madison River Capital, LLC (incorporated herein by reference to Exhibit 3.1 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

3.2	Limited Liability Company Agreement of Madison River Capital, LLC (incorporated herein by reference to Exhibit 3.2 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

3.3	Certificate of Incorporation of Madison River Finance Corp. (incorporated herein by reference to Exhibit 3.3 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

3.4	By-Laws of Madison River Finance Corp. (incorporated herein by reference to Exhibit 3.4 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

4.1	Form of the Series B 13 1/4% Senior Notes due 2010 (incorporated herein by reference to Exhibit 4.1 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

4.2	Indenture, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Norwest Bank Minnesota, National Association (incorporated herein by reference to Exhibit 4.3 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

10.1	Shareholders’ Agreement, dated March 30, 2000, by and among Coastal Communications, Inc. and Daniel M. Bryant, G. Allan Bryant, The Michael E. Bryant Life Trust and Madison River Capital, LLC (incorporated herein by reference to Exhibit 10.1.3 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000)

10.2	Amendment No. 1 to the Shareholders Agreement, dated April 10, 2002, by and among Coastal Communications, Inc. and Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust (incorporated by reference to Exhibit 10.1.4 from the Form 8-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on April 11, 2002).

10.3	Exchange Agreement, dated as of April 10, 2002, by and among Madison River Telephone Company, LLC, Coastal Communications, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust.

10.4	Note Repayment and Settlement Agreement, dated as of November 24, 2004, by and among Madison River Telephone Company, LLC, Daniel M. Bryant, G. Allan Bryant, Linda S. Bryant and The Michael E. Bryant Life Trust.

EXHIBIT INDEX, Continued

EXHIBIT NUMBER	Description of Exhibit
10.5	Credit Agreement, dated as of December 22, 2004 among Madison River Telephone Company, LLC, a Delaware limited liability company, the lenders from time to time party thereto, Merrill Lynch Capital Corporation, as initial lender and administrative agent for the lenders and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger, syndication agent and documentation agent (incorporated by reference to Exhibit 10.6 from the Form S-1 filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.6	Agreement and Plan of Merger, dated May 9, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc.

10.7	First Amendment to Agreement and Plan of Merger, dated July 2, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc. (incorporated herein by reference to Exhibit 10.2.1 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

10.8	Second Amendment to Agreement and Plan of Merger, dated August 24, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc. (incorporated herein by reference to Exhibit 10.2.2 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

10.9	Third Amendment to Agreement and Plan of Merger, dated September 28, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc. (incorporated herein by reference to Exhibit 10.2.3 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000)

10.10	Escrow Agreement, dated as of September 28, 1999, by and among Madison River Telephone Company, LLC, Gulf Merger Corporation, Gulf Coast Services, Inc. and Regions Bank (incorporated by reference to Exhibit 10.11 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.11	Amendment to Escrow Agreement dated as of September 28, 1999, by and among Madison River Telephone Company, LLC, Gulf Merger Corporation, Gulf Coast Services, Inc. and Regions Bank (incorporated by reference to Exhibit 10.12 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.12*	Employment Agreement, dated November 1, 2002, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude (incorporated herein by reference to Exhibit 10.5 from the Annual Report on Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on March 31, 2002).

10.13*	Incentive Grant Agreement, dated November 16, 2004, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude, and amendment thereto, dated January 4, 2005 (incorporated by reference to Exhibit 10.15 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.14*	Employment Agreement, dated November 1, 2002, between Madison River Telephone Company, LLC and Paul H. Sunu (incorporated herein by reference to Exhibit 10.8 from the Annual Report on Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on March 31, 2002).

10.15*	First Amendment to Employment Agreement, dated December 31, 2003, between Madison River Telephone Company, LLC and Paul H. Sunu.

EXHIBIT INDEX, Continued

EXHIBIT NUMBER	Description of Exhibit
10.16*	Incentive Grant Agreement, dated November 16, 2004, between Madison River Telephone Company, LLC and Paul H. Sunu (incorporated by reference to Exhibit 10.19 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.17*	Employment Agreement, dated November 1, 2002, between Madison River Telephone Company, LLC and Bruce J. Becker (incorporated herein by reference to Exhibit 10.9 from the Annual Report on Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on March 31, 2003).

10.18*	Incentive Grant Agreement, dated November 16, 2004, between Madison River Telephone Company, LLC and Bruce J. Becker, and amendment thereto, dated January 4, 2005 (incorporated by reference to Exhibit 10.22 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.19*	Employment Agreement, dated November 1, 2002, between Madison River Telephone Company, LLC and Ken Amburn (incorporated herein by reference to Exhibit 10.28 from the Annual Report on Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on March 31, 2003)

10.20*	Employment Agreement, dated December 1, 2002, between Madison River Telephone Company, LLC and Michael Skrivan (incorporated herein by reference to Exhibit 10.29 from the Annual Report on Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on March 31, 2003)

10.21*	Madison River Telephone Company, LLC Long Term Incentive Plan, Second Amended and Restated Plan Provisions and Features (incorporated by reference to Exhibit 10.26 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.22*	Madison River Telephone Company, LLC Long Term Incentive Stock Plan, Second Amended and Restated Plan Provisions and Features (incorporated by reference to Exhibit 10.27 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.23	Amended and Restated Revolving Line of Credit Agreement, dated as of April 14, 2004, between Coastal Utilities, Inc. and the RTFC (incorporated by reference to Exhibit 10.28 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.24	Loan Agreement and Secured Promissory Notes, dated as of December 29, 2000, by and between Madison River LTD Funding Corp. and the RTFC (incorporated herein by reference to Exhibit 10.26 from the Annual Report on Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on April 2, 2001)

10.30	Secured Revolving Line of Credit Agreement, dated as of December 29, 2000, by and between Madison River LTD Funding Corp. and the RTFC (incorporated herein by reference to Exhibit 10.27 from the Annual Report on Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on April 2, 2001)

10.31	Amendment to Loan Agreement, dated July 30, 2003, amending the Loan Agreement dated as of December 29, 2000 by and between Madison River LTD Funding Corp. and the RTFC (incorporated by reference to Exhibit 99.1 from the Form 8-K filed by Madison River Capital, LLC on July 31, 2003)

21.1	Subsidiaries of the Registrant

EXHIBIT INDEX, Continued

EXHIBIT NUMBER	Description of Exhibit
31.1	Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or arrangement.