Form 10-Q
period 2005-03-31
MADISON RIVER CAPITAL LLC
filed 2005-05-12
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   March 31, 2005
                                      ------------------

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

As of May 10, 2004, the Registrant had 211,583,892 Class A member interests outstanding. All member interests are owned by Madison River Telephone Company, LLC.
=============================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - March 31, 2005 (Unaudited)
            and December 31, 2004............................................................1
          Condensed Consolidated Statements of Operations (Unaudited) - Three Months
            Ended March 31, 2005 and 2004....................................................2
          Condensed Consolidated Statement of Member's Capital (Unaudited)- Three Months
            Ended March 31, 2005.............................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
            Ended March 31, 2005 and 2004....................................................4
          Notes to Condensed Consolidated Financial Statements (Unaudited)...................5
Item  2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations....................................................................11
Item  3.  Quantitative and Qualitative Disclosures About Market Risk.........................25
Item  4.  Controls and Procedures............................................................25



Part II - Other Information
Item  1.  Legal Proceedings..................................................................26
Item  6.  Exhibits...........................................................................26
Signature....................................................................................26

                                   Part I


Item 1.  FINANCIAL STATEMENTS
                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  March 31, 2005     December 31, 2004
                                                                  --------------     -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   30,663           $   34,486
  Accounts receivable, less allowance for uncollectible accounts
    of $1,062 and $1,416 in 2005 and 2004, respectively                   9,028                9,855
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,122 and $1,310
    in 2005 and 2004, respectively                                        5,652                5,862
  Rural Telephone Finance Cooperative stock to be redeemed                  235                  469
  Rural Telephone Finance Cooperative patronage capital receivable          575                2,910
  Other current assets                                                    5,569                4,454
                                                                      ---------            ---------
    Total current assets                                                 51,722               58,036
                                                                      ---------            ---------

Telephone plant and equipment                                           486,372              484,608
Less accumulated depreciation and amortization                         (200,342)            (191,715)
                                                                      ---------            ---------
  Telephone plant and equipment, net                                    286,030              292,893
                                                                      ---------            ---------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     41,955               42,190
  Goodwill                                                              366,332              366,332
  Other assets                                                           22,201               21,553
                                                                      ---------            ---------
    Total other assets                                                  430,488              430,075
                                                                      ---------            ---------

    Total assets                                                     $  768,240           $  781,004
                                                                      =========            =========

Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                              $      674           $    1,753
  Accrued expenses                                                       22,002               32,048
  Other current liabilities                                               6,477                6,306
  Current portion of long-term debt                                       9,385                9,385
                                                                      ---------            ---------
    Total current liabilities                                            38,538               49,492
                                                                      ---------            ---------

Noncurrent liabilities:
  Long-term debt                                                        606,408              608,691
  Other liabilities                                                      78,147               78,268
                                                                      ---------            ---------
    Total noncurrent liabilities                                        684,555              686,959
                                                                      ---------            ---------

    Total liabilities                                                   723,093              736,451

Member's capital:
  Member's interest                                                     251,684              251,684
  Accumulated deficit                                                  (202,344)            (202,938)
  Accumulated other comprehensive loss                                   (4,193)              (4,193)
                                                                      ---------            ---------
    Total member's capital                                               45,147               44,553
                                                                      ---------            ---------

    Total liabilities and member's capital                           $  768,240           $  781,004
                                                                      =========            =========




          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2005              2004
                                                                        ----------        ----------
Operating revenues:
  Local services                                                        $   31,373        $   32,693
  Long distance services                                                     3,859             3,806
  Internet and enhanced data services                                        5,766             4,840
  Edge-out services                                                          2,725             3,131
  Miscellaneous telecommunications service and equipment                     4,207             4,109
                                                                         ---------         ---------
    Total operating revenues                                                47,930            48,579
                                                                         ---------         ---------

Operating expenses:
  Cost of services and sales (exclusive of depreciation
    and amortization)                                                       13,804            13,435
  Depreciation and amortization                                              9,274            12,109
  Selling, general and administrative expenses                               9,496            10,168
                                                                         ---------         ---------
    Total operating expenses                                                32,574            35,712
                                                                         ---------         ---------

Net operating income                                                        15,356            12,867

Interest expenses                                                          (14,415)          (15,173)
Other income, net                                                            1,022               865
                                                                         ---------         ---------

Income (loss) before income taxes                                            1,963            (1,441)

Income tax (expense) benefit                                                (1,369)              160
                                                                         ---------         ---------

Net income (loss)                                                       $      594        $   (1,281)
                                                                         =========         =========



           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit          Loss         Total
                                                   ----------      -----------   -------------   ---------
Balance at January 1, 2005                        $  251,684     $  (202,938)    $ (4,193)     $  44,553
  Net income                                            -                594          -              594
                                                   ---------      ----------      -------       --------
Balance at March 31, 2005 (unaudited)             $  251,684     $  (202,344)    $ (4,193)     $  45,147
                                                   =========      ==========      =======       ========





           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2005              2004
                                                                        ----------        ----------
Operating activities
Net cash provided by operating activities                               $      363        $    3,020
                                                                         ---------         ---------

Investing activities
Purchases of telephone plant and equipment                                  (2,148)           (4,945)
Redemption of Rural Telephone Finance Cooperative stock, net                   469             1,354
Change in other assets                                                        (161)              (21)
                                                                         ---------         ---------
Net cash used for investing activities                                      (1,840)           (3,612)
                                                                         ---------         ---------

Financing activities
Payments on long-term debt                                                  (2,346)          (12,303)
                                                                         ---------         ---------
Net cash used for financing activities                                      (2,346)          (12,303)
                                                                         ---------         ---------

Net decrease in cash and cash equivalents                                   (3,823)          (12,895)

Cash and cash equivalents at beginning of year                              34,486            28,143
                                                                         ---------         ---------

Cash and cash equivalents at end of first quarter                       $   30,663        $   15,248
                                                                         =========         =========





           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
             Notes To Condensed Consolidated Financial Statements
                                 (Unaudited)

1.  GENERAL

    Madison River Capital, LLC (the "Company"), a wholly-owned subsidiary of Madison River Telephone Company LLC ("MRTC"), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member's liability is limited to the Company's assets provided that the member returns to the Company any distributions received by the member as the result of an accounting or similar error.

    The Company offers a variety of telecommunications services to business and residential customers in the Southeast and Midwest regions of the United States including local and long distance voice services, Internet access services, high-speed data and fiber transport. The Company was founded for the primary purpose of the acquisition, integration and operation of rural local exchange telephone companies, or RLECs. Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served 221,245 voice access and digital subscriber line, or DSL, connections as of March 31, 2005.

    The Company's RLECs manage and operate edge-out competitive local exchange carrier, or CLEC, businesses in markets in North Carolina, Illinois and Louisiana, and provide fiber transport services to other businesses, primarily in the Southeast. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At March 31, 2005, the EOS operations served 12,340 voice access and high speed data connections.

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

    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2004. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The amounts presented in the condensed consolidated balance sheet as of December 31, 2004 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

    Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net loss or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

3.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:

                                           March 31,       December 31,
                                             2005              2004
                                           ---------       ------------
                                                (in thousands)
  Land, buildings and general equipment     $   54,579      $   54,485
  Central office equipment                     167,321         165,744
  Poles, wires, cables and conduit             238,713         237,509
  Leasehold improvements                         2,541           2,541
  Software                                      18,524          18,522
  Construction-in-process                        4,694           5,807
                                             ---------       ---------
    Total telephone plant and equipment     $  486,372      $  484,608
                                             =========       =========


4.  RESTRUCTURING CHARGE

    As of March 31, 2005, the following amounts were recorded related to restructuring charges recorded by the Company in the third quarter of 2002 and the fourth quarter of 2001:

                                                    2005
                                Balance at      first quarter    Balance at
                             December 31, 2004    payments     March 31, 2005
                             -----------------  -------------  --------------
                                               (in thousands)
  Future lease obligations        $   540         $    66        $   474
  Legal related expenses               31              -              31
                                   ------          ------         ------
                                  $   571         $    66        $   505
                                   ======          ======         ======

    The remaining liability as of March 31, 2005 is recorded as $0.2 million in accrued expenses and $0.3 million in other long-term liabilities.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT

    Long-term debt and lines of credit outstanding consist of the following at:


                                                                            March 31,        December 31,
                                                                               2005              2004
                                                                            ----------       ------------
                                                                                  (in thousands)
First mortgage notes collateralized by substantially all RLEC assets:
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (7.15% at March 31, 2005).                                    $   11,487        $   11,551
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                   5,826             5,858
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                     935               941
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (7.15% at March 31, 2005).                                       100,795           101,359
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                   5,466             5,496
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                  66,272            66,643
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                   3,485             3,505
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (7.15% at March 31, 2005).                                       120,049           120,720
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 5.65%
    (rate expires August 2006).                                                   7,650             7,692
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of 9.0%
    (rate expires April 2005).                                                   97,589            98,135
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount
  of $1,761 and $1,824, respectively.                                           196,239           196,176
                                                                              ---------         ---------
                                                                                615,793           618,076
Less current portion                                                              9,385             9,385
                                                                              ---------         ---------
                                                                             $  606,408        $  608,691
                                                                              =========         =========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)



5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The Company's secured loan facilities are provided by the Rural Telephone Finance Cooperative ("RTFC"). These secured loan facilities are primarily with the Company's indirect wholly-owned subsidiary, MRLTDF, under a loan agreement that matures in November 2016. Under the terms of the loan agreement, quarterly principal payments through 2010 are approximately $2.3 million. Beginning in 2011 and continuing through November 2016, scheduled principal payments will vary between $8.9 million and $17.5 million per
quarter as provided for in the loan agreement.   In addition, by the second
quarter of each year, the Company is required to calculate excess cash flow, as defined in the loan agreement, using the preceding year's financial results for the RLECs subject to the loan agreement. If the calculation indicates excess cash flow, the Company will be required to make a mandatory prepayment of principal to the RTFC equivalent to the amount of excess cash flow. The Company has no requirements for a mandatory prepayment in 2005 based on financial results for 2004.

    Interest rates on outstanding term loans are based on the prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as the Total Leverage Ratio, as defined in the loan agreement, decreases.

    The RTFC loan agreement contains certain financial ratios that are tested on an annual basis and other administrative covenants. The financial ratios are based on the combined financial results of GRH, MLDS, MRLDS and MRLTDF and its subsidiaries consisting of Mebtel, GCSI, CCI and MRM. Certain of the administrative covenants restrict, among other things, ability of these combined entities to (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. In addition, the administrative covenants require that the RTFC approve a three-year rolling capital expenditure budget and give its consent to any acquisitions or disposals of local exchange assets. Finally, MRLTDF and MRH have the ability to acquire the Company's senior notes in amounts not to exceed $2.0 million in one quarter or $6.0 million in one year. At March 31, 2005, the Company was in compliance with the terms and conditions of the loan agreement.

    The loan facilities with the RTFC are secured by a first mortgage lien on the operating assets and revenues of the Company's rural telephone companies and their subsidiaries, MRH, MRLTDF and MRM. In addition, substantially all of the outstanding equity interests of these entities have been pledged in support of the loan facilities. In the event that the Company's senior notes are fully retired, the Company will grant the RTFC a first mortgage lien on the operating assets and revenues of Madison River Communications, LLC.

    MRLTDF has an undrawn $31.0 million secured revolving line of credit with RTFC that is fully available. Interest is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum (7.2% at March 31, 2005). The Company also has an undrawn $10.0 million line of credit that is fully available to Coastal Utilities, Inc., a subsidiary of CCI. This line of credit contains an annual paydown provision which requires that the balance outstanding against the line of credit be reduced to zero for five consecutive days in every 360-day period. Interest is payable quarterly at the RTFC's line of credit base rate plus 1.0% per annum (7.7% at March 31, 2005).

    Each line of credit is scheduled to expire in September 2005. The Company has been notified by the RTFC that if the lines of credit are not refinanced with another lender prior to September 2005, a new secured line of credit in the amount of $41.0 million for a term ending in March 2010 has been approved. Completion of the new line of credit is subject to satisfactory completion of documentation for the new agreements and all conditions precedent to closing being satisfied.

    The Company has outstanding $198.0 million of 13 1/4% senior notes that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. In June 2004, as permitted under the terms of the loan agreement with the RTFC, MRLTDF acquired $2.0 million in outstanding senior notes that are considered to be retired.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


5.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    Under the terms of the indenture that governs the senior notes, the Company must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments,
(v) create certain liens or use assets as security in other transactions,
(vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At March 31, 2005, the Company was in compliance with the terms of its indenture.


6.  BENEFIT PLANS

    Net periodic benefit costs for the Company's pension plan and other postretirement benefit plans for the quarters ended March 31, 2005 and 2004 are as follows:

                                   Defined benefit pension plan     Other postretirement benefits
                                   ----------------------------     -----------------------------
                                     March 31,      March 31,         March 31,       March 31,
                                       2005           2004              2005            2004
                                     ---------      ---------         ---------       ---------
                                                          (in thousands)

  Service cost                        $    99        $    98           $    15         $    12
  Interest cost                           196            187                28              26
  Expected return on plan assets         (211)          (190)               -               -
  Amortization of net loss (gain)          54             79               (46)            (37)
  Amortization of prior service cost       -              -                (27)            (21)
                                       ------         ------            ------          ------
  Total net periodic benefit cost     $   138        $   174           $   (30)        $   (20)
                                       ======         ======            ======          ======

    The Company expects to contribute approximately $1.0 million to its pension plan in 2005. The Company did not make any contribution to its pension plan in the first quarter of 2005.

7.  INCOME TAXES

    Effective January 1, 2005, the Company elected to convert from being treated as a partnership for federal and state income tax purposes to a C corporation. As of the effective date of the conversion, the Company will begin filing a consolidated federal income tax return that includes the Company and its subsidiaries pursuant to tax sharing agreements entered into with the Company's subsidiaries.

    During 2004, the Alabama Department of Revenue performed an audit of the 2002 and 2001 combined state income tax returns filed by the Company's subsidiary, Gulf Coast Services, Inc., with the State of Alabama. For 2002, as permitted under Alabama's income tax regulations, Gulf Coast Services, Inc. filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March 2005, the Alabama Department of Revenue issued a Notice of Preliminary Assessment ("the Alabama Notice") based on this audit in which it contends that the Company lacked the necessary nexus to file its 2002 state income tax returns on a combined basis. The Alabama Notice would not result in any additional taxes being due for 2002 due to offsetting adjustments. However, if this Alabama Notice is allowed to stand after appeals, the Company's state income tax liability to Alabama will increase for tax years subsequent to 2002. For 2003, the Company filed a combined return using the same basis as 2002 and accordingly, the return would be amended to reflect the findings in the Alabama Notice if the Company's appeals are unsuccessful. As such, upon receiving the Alabama Notice in the first quarter of 2005, the Company accrued a contingent income tax liability of approximately $0.9 million to recognize the additional income tax expense for 2003 that would be due if a combined return was not filed. The Company also accrued approximately $0.1 million for potential interest expense related to this income tax assessment. For 2004, in establishing its liability for state income taxes, the Company did not recognize a $1.4 million benefit from the filing of a combined return.

    The Company believes its position in the combined returns is appropriate and intends to appeal this finding. Accordingly, the Company filed a Request for Review with the Alabama Department of Revenue in April 2005. However, at this time, the Company is uncertain as to the outcome of this matter.

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

    The Company's two reportable segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States. The following tables summarize the revenues and net operating income for each segment for the three month periods ended March 31, 2005 and 2004:

                                          Three month period ended
                                         --------------------------
                                         March 31,        March 31,
                                           2005             2004
                                         ---------        ---------
                                               (in thousands)
         Total revenues:
           RLEC operations               $  45,817        $  46,113
           EOS                               2,824            3,163
                                          --------         --------
                                            48,641           49,276
           Less intersegment revenues         (711)            (697)
                                          --------         --------
             Total reported revenues     $  47,930        $  48,579
                                          ========         ========

         Net operating income (loss):
           RLEC operations               $  17,815        $  15,733
           EOS                              (2,459)          (2,866)
                                          --------         --------
             Total reported net
               operating income          $  15,356        $  12,867
                                          ========         ========

    Total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                         March 31,          December 31,
                                           2005                 2004
                                         ---------          ------------
                                                (in thousands)
         Total assets:
           RLEC operations               $  837,367        $  840,537
           EOS                              419,737           433,952
                                          ---------         ---------
                                          1,257,104         1,274,489
         Less intersegment assets          (488,864)         (493,485)
                                          ---------         ---------
           Total reported assets         $  768,240        $  781,004
                                          =========         =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements, other than statements of historical fact, included in this Form 10-Q are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited, to the following:

  * our ability to service our significant amount of indebtedness;
  * our inability to achieve profitability;
  * our ability to sustain our revenues;
  * our dependence on economic conditions in the local markets we serve;
  * significant and growing competition in the telecommunications industry;
  * the advent of new technology that may force us to expand or adapt our network in the future;
  * our dependence on market acceptance of DSL-based services;
  * the success of efforts to expand our service offerings and grow our business;
  * our ability to execute our acquisition strategy, including successfully integrating acquired businesses;
  * our ability to implement our business plan for our edge-out services successfully;
  * unanticipated network disruptions;
  * our ability to obtain and maintain the necessary rights-of-way for our networks;
  * the financial difficulties of other companies in the telecommunications industry with which we have material relationships;
  * our ability to compete effectively with the regional Bell operating companies;
  * our dependence on our key personnel;
  * our ability to raise additional capital on acceptable terms and on a timely basis;
  * a reduction in universal service fund payments; and
  * our regulatory environment.

    You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

    Important factors that could cause our actual results to differ materially from our expectations are discussed in the "Risk Factors" section beginning on page 21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 333-36804) as filed with the Securities and Exchange Commission.

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.


Overview

    We operate four rural telephone companies that serve business and residential customers in the Southeast and Midwest regions of the United States. We offer our customers a variety of telecommunications services, including local and long distance services, Internet and enhanced data services, telephone directory and other miscellaneous services and edge-out services. At March 31, 2005, we had 233,585 voice access line, DSL and high-speed data connections in service in our RLEC operations and our edge-out services.

    On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

    The consummation of the initial public offering is subject to various contingencies, including the closing of new credit facilities and market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all. See " - Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions" for further information.

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

    Since our inception, our principal activities have been the acquisition, integration, operation and improvement of rural telephone companies. In acquiring our four rural telephone companies, we purchased established businesses with stable cash flows, governmental authorizations and certifications in place, operational support systems, experienced management and key personnel and technologically advanced facilities. We continue to develop the established markets in which our rural telephone companies operate with successful marketing of related services and DSL products and are controlling expenses through the use of business process management tools and other methods. For our edge-out services, our objective has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Accordingly, we have established a rigorous set of criteria for evaluating new customers and determining the desirability of renewing existing contracts for customers of our edge-out services.


Factors Affecting Future Operations

    The following is a discussion of the primary factors that we believe will affect our operations over the next few years.


Revenues

    Our revenues are derived principally from the sale of voice and data communications services to business and residential customers in our established rural telephone markets. For the first quarter ended March 31, 2005, approximately 94.3% of our operating revenues came from our RLEC operations and 5.7% from our edge-out services. For the year ended December 31, 2004, approximately 93.9% of our operating revenues came from our RLEC operations and 6.1% from our edge-out services. We intend to focus on continuing to generate increasing revenues in our RLEC operations from voice services (local and long distance), Internet access and enhanced data and other services. We believe the sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future. We do not anticipate growth in revenues from our edge-out services as we continue to focus on a business plan with the objective to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Our fiber transport business, which provides services to other carriers and major accounts, will increase revenues only if certain profit margins are obtained without making significant additional capital investments. Our fiber transport facilities will primarily be used to support our retail Internet access business in our RLEC operations.

    At March 31, 2005, we had 233,585 voice access lines, DSL and high-speed data connections in service compared to 230,809 connections in service at March 31, 2004, an increase of 2,776 connections, or 1.2%. Our RLEC operations had 221,245 connections in service at March 31, 2005 and 216,099 connections in service at March 31, 2004, an increase of 5,146 connections, or 2.4%. For our edge-out services, connections in service at March 31, 2005 and March 31, 2004 were 12,340 and 14,710, respectively, a decrease of 2,370 connections, or 16.1%. Voice access lines refer to local telephone service provided to residential and business customers. DSL connections are the high-speed connections provided to end users for purposes of accessing the Internet. Most DSL customers are residential customers who also subscribe to our local telephone service. In our edge-out services, our customers are primarily medium and large businesses that we actively market our services to through sales calls. Our revenues are highly dependent on the number of connections in service.

    The services we offer to customers may be purchased separately, but are increasingly being included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. An important part of our sales and marketing strategy for our RLEC operations emphasizes the bundling of services and the benefits it provides to our customers. We have branded our primary residential bundled offering as our "No Limits" package. The No Limits bundle is marketed to our residential customers at a price that varies slightly by location. The No Limits package offers:

  * unlimited local telephone service;
  * unlimited nationwide long distance;
  * unlimited use of our most popular custom calling features, including caller identification and voicemail; and
  * unlimited use of our high-speed DSL service for Internet access.

    Our results show that the No Limits package has been successful in increasing penetration rates in services such as DSL and long distance. Many of our existing customers selecting the No Limits package are new DSL subscribers and long distance customers, and this has led to an overall increase in our monthly average revenue per unit for a subscriber of the No Limits bundle. We intend to continue to enhance our bundled service offerings with promotional pricing and new service additions.

    We have entered an agreement with the National Rural Telecommunications Cooperative that will allow us to offer DIRECTV satellite television service to our customers. We expect that this will be an attractive enhancement to our bundled service offerings. We anticipate that introduction of this product offering will commence by the second quarter of 2005.

    We believe we have been successful in addressing competition from new high-speed Internet access product introductions, particularly by cable operators, in our markets in recent years as the number of DSL subscribers we serve in our RLEC operations has continued to increase. We believe that the execution of our strategy and our ability to deliver a quality DSL product at a competitive price and in a timely manner has made us the provider of choice in our markets. With the introduction of our No Limits package, we experienced significant growth in DSL subscribers compared to prior years. As of March 31, 2005, our penetration rate for residential DSL connections as a percentage of primary residential voice access lines was 34.2% compared to 32.2% at December 31, 2004 and 23.8% at March 31, 2004. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for our RLEC operations in future quarters. As of March 31, 2005, we had 41,857 DSL connections in service, an increase of 2,295 connections from 39,562 DSL connections in service at December 31, 2004 and an increase of 11,211 connections from 30,646 DSL connections in service at March 31, 2004. As discussed further below, we have lost DSL connections as a result of hurricane-related damages in Alabama and a full deployment of troops stationed at Fort Stewart and Hunter Army Airfield near Hinesville, Georgia. Excluding the loss of DSL connections from these events, which we believe are temporary, our increase in DSL connections served would have been approximately 12,270 connections, or 40.0%.

    As we have increased the number of DSL connections we serve, we have experienced a decrease in the number of dial-up Internet accounts in service. At March 31, 2005, we had 14,513 dial-up Internet customers, which was a decrease of 6,150 customers, or 29.8%, from 20,663 dial-up Internet customers at March 31, 2004. We believe that a large percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our DSL service.

    We have also been successful in growing penetration rates in our RLEC operations for the provision of long distance and related telecommunications services to our customers. At March 31, 2005, we had 102,636 long distance accounts compared to 99,172 long distance accounts at March 31, 2004. In addition, our penetration rates for our primary custom calling features including voicemail, caller identification, call waiting and call forwarding as of March 31, 2005 have increased since March 31, 2004. A substantial portion of the growth in long distance accounts served and custom calling features provided can be attributed to the success of our No Limits bundle.

    As of March 31, 2005, the number of voice access lines served by our RLEC operations declined compared to the number of voice access lines in service at March 31, 2004. As of March 31, 2005, the RLEC operations had 179,388 voice access lines in service, which is a decrease of 6,065 voice access lines, or 3.3%, from 185,453 voice access lines in service at March 31, 2004. The decrease in voice access lines can be attributed primarily to four factors affecting our business. First, storm-related damages from Hurricane Ivan in September 2004 resulted in approximately 2,935 voice access lines being disconnected as of March 31, 2005 at our Alabama rural telephone company, Gulf Telephone Company, up from our estimate of approximately 2,840 voice access lines being disconnected at December 31, 2004. Substantially all of these disconnected voice access lines are due to damage at the customer premises making the location unusable or uninhabitable until repairs or rebuilding, if necessary, can be completed. We believe that these voice access lines should return to service as repairs and restorations in this area are completed.

    Second, at our rural telephone company in Illinois, Gallatin River Communications, a persistent weakness in the local economies served by Gallatin River continues to impact the number of voice access lines in service. In this market, primary voice access lines, which we define as total voice access lines less second lines, declined by 3,041 lines from March 31, 2004 to March 31, 2005, accounting for approximately 50% of the total decline in voice access lines during this period. This market is predominantly industrial and agricultural in nature and has experienced significant losses in its business base, resulting in higher unemployment. We are uncertain at this time regarding the future trend for voice access lines at Gallatin River but absent any improvement in the local economies comprising this market, we expect access lines in service will continue to decline.

    Third, we have seen a decrease in voice access lines at our rural telephone company in Georgia, Coastal Utilities, Inc., as a result of the full deployment of troops stationed at Fort Stewart and Hunter Army Airfield to Iraq. The deployment was completed in February 2005. Coastal Utilities serves the Hinesville area, including the military bases where the troops were deployed from. According to military officials, the deployment could last up to 14 months. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. We are unable to project the range of the impact of this deployment on Coastal Utilities, Inc. or our operations or cash flows as a whole at this time. However, we estimate that primary voice access lines in service at Coastal Utilities have decreased by approximately 1,270 lines at March 31, 2005 as a result of the deployment. We believe that we will recover the predominant share of these voice access lines as the troops return to these military bases from the deployment.

    A final factor impacting the number of voice access lines served is attributed to the growth in our DSL connections and corresponding decrease in the number of second lines served. We believe that as our existing customers migrate from our dial-up Internet service, where they may also purchase a second line from us, to our DSL service where they no longer need a voice access line to connect to the Internet, they often remove the second line from service. Accordingly, the number of second lines in service decreased by 988 lines, or 13.1% from 7,532 second lines in service at March 31, 2004 to 6,544 second lines in service at March 31, 2005. We believe as we increase the number of DSL connections we serve, correspondingly, we will continue to experience a decrease in the number of second lines we serve.

    Excluding the voice access line losses related to hurricane damage in Alabama and the troop deployment in Georgia, both of which we believe are temporary, our decrease in voice access lines would have been approximately 1,860 lines, or 1.0%, during the twelve month period ended March 31, 2005.

    Effective April 30, 2005, our North Carolina rural telephone company, Mebtel, Inc., completed the acquisition of certain assets comprising the Milton and Gatewood exchanges in North Carolina. The exchanges serve approximately 3,500 voice access lines and 1,200 long distance accounts. We expect revenues from the two exchanges to be approximately $2.7 million annually.

    On May 6, 2005, the State of Alabama signed into law the Alabama Communications Reform Act of 2005, or the Alabama Act. Our rural telephone company, Gulf Telephone Company, serves customers in Foley, Alabama and surrounding areas. The Alabama Act becomes effective August 1, 2005, although many of its provisions become effective at a later date. The Alabama Public Service Commission, or APSC, retains its jurisdiction over regulated telephone services through January 31, 2007, except for bundled offerings, contract service offerings and broadband services which are subject to different deregulation dates. After January 31, 2007, the APSC will only regulate basic residential services and business customers with up to four lines to the extent such services are not included in a bundled offering. In order to qualify for deregulation under the Alabama Act, rural telephone companies must show certain competitive activity and, based on information we currently have, we believe Gulf Telephone Company will qualify for deregulation under the provisions of the Alabama Act. We anticipate that the Alabama Act will provide Gulf Telephone Company with more flexibility to address market conditions and we believe that it will not have a material impact on our financial position, operations or cash flows.

    Our RLEC operations benefit from statutory and regulatory requirements that rates in rural areas be reasonably comparable to rates in urban areas, which results in state and federal universal service fund payments in high cost rural areas. For the quarters ended March 31, 2005 and March 31, 2004, revenues attributable to such payments represented 6.5% and 6.2%, respectively, of our total revenues. Under the current regulatory scheme, as the number of access lines that we have in any given state increases, the rate at which we can recover certain payments decreases. Therefore, as we implement our growth strategy, our eligibility for such payments or the amount of such payments may decrease.

    In our edge-out services, revenues decreased in the first quarter of 2005 compared to the first quarter of 2004 as sales of new services and renewals of expiring customer contracts have not been enough to replace customers that ceased purchasing our services. At March 31, 2005, our edge-out services had 11,682 voice access lines and 658 high-speed data connections in service. At March 31, 2004, our edge-out services served 14,030 voice access lines and 680 high-speed data connections. Our objective for the edge-out services has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. In terms of business development, we are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

    Bankruptcies by interexchange carriers in recent years, including MCI WorldCom and Global Crossing, have impacted our financial results, including our revenues and cash flows. Without additional clarification or regulatory changes that recognize the additional financial burdens placed on local exchange carriers, we may be unable to appropriately protect ourselves against the financial impact associated with any future bankruptcies of interexchange carriers or other telecommunication providers. At March 31, 2005, we had approximately $1.1 million reserved against our interexchange carrier receivables. We evaluate the adequacy of this allowance on a regular basis.


Operating Expenses

    Our primary operating expenses consist of cost of services and sales (exclusive of depreciation and amortization), selling, general and administrative expenses and depreciation and amortization.


    Cost of services and sales

    Our cost of services and sales includes:

  * plant specific costs and expenses, such as network and general support expense, central office switching and transmission expense, DSL costs, including modems, peripheral materials and egress and transport, information origination/termination expense, underlying carrier costs for long distance transmissions services and cable and wire facilities expense;

  * plant nonspecific costs, such as testing, provisioning, Internet service provider, or ISP, external help desk costs, network administration, outside plant administration, power and engineering;

  * materials and contract labor costs related to construction of certain telecommunication facilities and telecommunication equipment installations for customers;

  * the cost of collocating in incumbent local exchange carrier central offices and leasing unbundled copper loop lines and high capacity digital lines from the incumbent local exchange carriers to connect our customers and other carriers' networks to our network; and

  * the cost of leasing transport from incumbent local exchange carriers or other providers where our fiber transport capacity is not available.

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

    Effective in April 2005, we entered into two new agreements with carriers to provide long distance transmission services for our customers. With our new agreements, we are not subjected to any minimum volume commitments as existed under our expiring contract.

    On April 28, 2005, we completed a new collective bargaining agreement, covering 56 employees of Gallatin River Communications located in Galesburg, Illinois, for a period of five years. The existing agreement expired on April 30, 2005. Our remaining two collective bargaining agreements with the International Brotherhood of Electrical Workers cover 54 employees in Pekin, Illinois and 28 employees in Dixon, Illinois. These agreements expire on September 30, 2005 and November 30, 2005, respectively, and we intend to initiate formal union negotiations on each contract approximately 30-45 days in advance of the contract expiration date.

    In response to a decision by the United States Court of Appeals for the District of Columbia, or the DC Circuit Court, to vacate certain portions of the FCC's Triennial Review Order, on August 20, 2004, the FCC released its Order and Notice of Proposed Rulemaking in the Matter of Unbundled Access to Network Elements and initiated a proceeding to review and revise its unbundling rules. In response to the reversal of its rules by the DC Circuit Court, the FCC issued interim rules on August 20, 2004, and initiated a proceeding to review and revise its unbundling rules. On December 15, 2004, the FCC adopted new rules which were released February 4, 2005. The new rules reduce incumbent local exchange carriers' obligations to lease interoffice transport and high-capacity loops, and eliminate the requirement to lease mass market local circuit switching, including the unbundled network element platform (a combination of loop, switching and transport which allows competitive local exchange carriers to offer service without their own infrastructure). The revised rules took effect March 11, 2005 and, subject to a twelve month transition, eliminate incumbent local exchange carriers' obligations to provide unbundled network element platform services nationwide, certain high speed interoffice facilities and certain high capacity unbundled network element loops in larger incumbent local exchange carrier wire centers. Several challenged those rules in court and it is not possible to predict the result of any subsequent reconsideration or appeal. It is not possible to predict the outcome or the ultimate impact on our RLEC operations or our edge-out services. We are also uncertain as to the impact on our RLEC operations or edge-out services of actions that may be taken by state utility commissions based upon the new regulations or new legislation that may be considered and passed in response to the new regulations or any further court decisions. Pending further clarification and guidance from the FCC, we may enter into good faith discussions with SBC and BellSouth on amendments to these provisions of our interconnection agreements. The FCC is also considering changes in the rules it applies to the pricing of unbundled network elements. Significant increases in pricing of unbundled network elements, currently based on FCC total element long-run incremental cost pricing rules, would significantly increase the cost of obtaining facilities necessary to provide services to customers in our edge-out markets. However, based on information currently available, we believe the impact to our edge-out services will not be material. Our objective for the edge-out services has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. We continue to analyze its financial and operating results to determine that our objective for this line of business is being accomplished.


    Selling, general and administrative expenses

    Selling, general and administrative expenses include:

  * selling and marketing expenses;
  * expenses associated with customer care;
  * billing and other operating support systems; and
  * corporate and administrative expenses.

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

    As of March 31, 2005, we have incurred approximately $1.5 million in professional service fees and other expenses related to the registration statement filed by Madison River Communications Corp. These amounts are included in other current assets in our condensed consolidated balance sheet.


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

Results of Operations

Quarter Ended March 31, 2005 compared to Quarter Ended March 31, 2004

    Revenues

    Total revenues for the first quarter ended March 31, 2005 were $47.9 million, a decrease of $0.7 million, or 1.3%, from $48.6 million for the first quarter ended March 31, 2004. Revenues in the RLEC operations were $45.2 million in the first quarter of 2005, a decrease of $0.3 million, or 0.5%, from revenues of $45.5 million in the first quarter of 2004. In our edge-out services, revenues decreased $0.4 million, or 13.0%, to $2.7 million in the first quarter of 2005 compared to $3.1 million in the first quarter of 2004.

    For the quarter ended March 31, 2005, our RLEC operations and edge-out services provided approximately 94.3% and 5.7%, respectively, of our revenues. Comparatively, for the year ended December 31, 2004, our RLEC operations provided 93.9% of our revenues and our edge-out services provided 6.1% of our revenues.

    Revenues from voice services, which are comprised of our revenues from provision of local services, which includes our network access revenues, and our revenues from provision of long distance services, as a percentage of total revenues, were approximately 73.5% and 75.1% for the quarters ended March 31, 2005 and 2004, respectively.

    Local Services.    Revenues from local services, which are comprised of
local services and network access services, as a percentage of total revenues, were approximately 65.5% and 67.3% for the quarters ended March 31, 2005 and 2004, respectively.

    Local service revenues in the first quarter of 2005 were $31.4 million, a decrease of $1.3 million, or 4.0%, from local service revenues in the first quarter of 2004 of $32.7 million. The decrease in local service revenues is attributed primarily to lower end user revenues as the result of a decrease in voice access lines in service. Our RLEC operations served 179,388 voice access lines at March 31, 2005 compared to 185,453 voice access lines in service at March 31, 2004, a decrease of 6,065 lines or 3.3%. In addition, local service revenues decreased as a result of a decrease in network access revenues.

    Long Distance Services.    Long distance revenues in 2004 were
approximately $3.8 million in the first quarters of 2005 and 2004, respectively. An increase in the number of long distance subscribers was offset by a decrease in customer billing. As the number of subscribers to the No Limits bundle increased, more customer billings reflect a flat rate charge for long distance service compared to the higher usage-based charges for these customers in prior periods.

    Internet and Enhanced Data Services.    Revenues from Internet and
enhanced data services increased $1.0 million, or 19.1% to $5.8 million in the first quarter of 2005 compared to $4.8 million in the first quarter of 2004. The increase in revenues is attributable to the increase in the number of DSL connections served in our RLEC operations. At March 31, 2005, our RLEC operations served 41,857 DSL connections compared to 30,646 at March 31, 2004, an increase of 11,211 connections, or 36.6%.

    Edge-Out Services.    Revenues from our edge-out services in the first
quarter of 2005 were $2.7 million, a decrease of approximately $0.4 million, or 13.0%, from revenues of $3.1 million in the first quarter of 2004. The decrease was attributable primarily to a $0.3 million decrease in local service revenues as the result of a decrease in the number of connections served. At March 31, 2005 and 2004, our edge-out services served approximately 11,682 and 14,030 voice access lines, respectively, representing a 16.7% decrease. In addition, revenues from enhanced data services provided in our edge-out services decreased $0.1 million, or 11.5%, in the first quarter of 2005 compared to the first quarter of 2004 as a result of a decrease in the number of high speed data connections in service. At March 31, 2005, our edge-out services served 658 connections compared to 680 connections at March 31, 2004, a decrease of 22 connections or 3.2%. Revenues from transport services were $0.6 million in the first quarters of 2005 and 2004, respectively. We have found the fiber transport business to be extremely competitive and we are not actively expanding this line of business at this time. The main value being derived from our fiber optic network is through support for our dial-up, DSL and high-speed access services which require the use of our fiber optic network to connect to the Internet. Miscellaneous telecommunications revenues increased $0.1 million in the first quarter of 2005 when compared to the first quarter of 2004.

    Miscellaneous Telecommunications Revenues.    Miscellaneous
telecommunications revenues were $4.2 million in the first quarter of 2005, an increase of $0.1 million, or 2.4%, compared to miscellaneous telecommunications revenues of $4.1 million in the first quarter of 2004. The increase in miscellaneous telecommunications revenues is attributed primarily to a decrease in uncollectible expenses, which are included in miscellaneous telecommunications revenues, in the first quarter of 2005 compared to the first quarter of 2004.

Operating Expenses

    Total operating expenses decreased approximately $3.1 million from $35.7 million, or 73.5% of total revenues in the first quarter of 2004, to $32.6 million, or 68.0% of total revenues in the first quarter of 2005. The decrease is primarily attributable to a decrease of $2.8 million in depreciation and amortization expenses in the first quarter of 2005 compared to the same period in 2004. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, increased to 28.8% in the first quarter of 2005 from 27.7% in the first quarter of 2004, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 20.9% in the first quarter of 2004 to 19.8% in the first quarter of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 24.9% in the first quarter of 2004 to 19.4% in the first quarter of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the quarter ended March 31, 2005 were $27.4 million, a decrease of $2.3 million, or 7.8%, from operating expenses of $29.7 million in the quarter ended March 31, 2004. Depreciation and amortization expense in the first quarter of 2005 was $6.7 million, a decrease of $2.1 million, or 23.7%, from depreciation and amortization expense of $8.8 million in the first quarter of 2004. The decrease was attributable to certain classes of assets becoming fully depreciated during the past year. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations increased approximately $0.3 million, or 2.6%, to $11.9 million in the first quarter of 2005 from $11.6 million in the first quarter of 2004. The increase is attributed primarily to additional expenses related to storm damage restoration in Alabama and higher contract labor expenses for a special project in Georgia in the first quarter of 2005 compared to the prior year. These increases were partially offset by a reduction in expenses for DSL modems as the number of new DSL connections placed in service was lower in the first quarter of 2005 compared to the first quarter of 2004. Selling, general and administrative expenses decreased approximately $0.5 million, or 5.7%, to $8.7 million in the first quarter of 2005 from $9.2 million in the first quarter of 2004. The decrease is attributed primarily to a $0.4 million decrease in long-term incentive plan expenses.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services decreased approximately $0.8 million from $6.0 million in the first quarter of 2004 to $5.2 million in the first quarter of 2005, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $0.8 million, or 22.6%, to $2.5 million in the first quarter of 2005 from $3.3 million in the first quarter of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.1 million to $1.9 million in the first quarter of 2005 from $1.8 million in the first quarter of 2004, while selling, general and administrative expenses decreased $0.1 million to $0.8 million in the first quarter of 2005 from $0.9 million in the first quarter of 2004.

    Net Operating Income

    Net operating income increased approximately $2.4 million from $12.9 million, or 26.5% of total revenues in the first quarter of 2004 to $15.3 million, or 32.0% of total revenues in the first quarter of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense in both the RLEC operations and the edge-out services. Net operating income in the RLEC operations increased $2.0 million, or 13.2%, to $17.8 million in the first quarter of 2005 from $15.8 million in the first quarter of 2004. For the edge-out services, the net operating loss improved $0.4 million, or 14.2%, to $2.5 million in the first quarter of 2005 from $2.9 million in the first quarter of 2004.

    Interest Expense

    Interest expense decreased $0.8 million, or 5.0% to $14.4 million, or 30.1% of total revenues, in the first quarter of 2005 from $15.2 million, or 31.2% of total revenues, in the first quarter of 2004. Lower weighted average outstanding balances and lower weighted average interest rates on long-term debt with the RTFC resulted in a decrease of approximately $0.9 million in interest expense. Other interest expense, related primarily to certain income tax-related exposures, increased approximately $0.1 million in the first quarter of 2005.

    Other Income

    Other income in the first quarter of 2005 was $1.0 million, an increase of $0.2 million, or 18.2%, from other income of $0.8 million in the first quarter of 2004. Other income represented 2.1% and 1.8% of total revenues in the first quarters of 2005 and 2004, respectively. The increase is due to an increase in interest income as a result of higher cash balances and an increase in accruals for dividends from the Rural Telephone Bank.

Income Tax Expense / Benefit

    We reported income tax expense of $1.4 million in the quarter ended March 31, 2005 compared to an income tax benefit of $0.2 million in the quarter ended March 31, 2004, a change of $1.6 million. The change is attributed primarily to a one-time accrual of $0.9 million in state income tax expense related to a proposed audit adjustment from an audit by the Alabama Department of Revenue conducted in 2004. The audit covered the 2002 and 2001 combined state income tax returns filed by our subsidiary, Gulf Coast Services, Inc., with the State of Alabama. For 2002, as permitted under Alabama's income tax regulations, Gulf Coast Services, Inc. filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March, 2005, the Alabama Department of Revenue issued a Notice of Preliminary Assessment ("the Alabama Notice") in which it contended that we lacked the necessary nexus to file our 2002 state income tax returns on a combined basis. The Alabama Notice, if upheld, would not result in any additional taxes being due for 2002 due to offsetting adjustments. However, if the Alabama Notice is upheld after appeals, our state income tax liability to Alabama will increase for tax years subsequent to 2002. For 2003, we filed a combined return using the same basis as 2002 and accordingly, if appeals are unsuccessful, the return would be amended to reflect the findings in the Alabama Notice. As such, upon receiving the Alabama Notice in the first quarter of 2005 and after consultation with our advisors, we accrued a deferred income tax liability of approximately $0.9 million to recognize the additional income tax expense for 2003 that would be due if a combined return was not filed. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment. We believe our position in the combined returns is appropriate and we intend to appeal this finding. Accordingly, we filed a Request for Review with the Alabama Department of Revenue in April, 2005. However, at this time, we are uncertain as to the outcome of this matter.

    The remaining change in income taxes is attributed to an increase in our pre-tax income in the first quarter of 2005 compared to the first quarter of 2004. In the first quarter of 2005, our pre-tax income was approximately $2.0 million compared to a pre-tax loss of $1.4 million in the first quarter of 2004, an improvement of $3.4 million.

    Net Income (Loss)

    We reported net income of $0.6 million in the first quarter of 2005, or 1.2% of total revenues. Our net income of $0.6 million was an improvement of $1.9 million from our net loss of $1.3 million, or 2.6% of total revenues, in the first quarter of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $8.5 million in the first quarter of 2005 compared to net income of $8.3 million in the first quarter of 2004, an increase of $0.2 million, or 2.9%. For the quarters ended March 31, 2005 and 2004, our edge-out services reported net losses of $7.9 million and $9.6 million, respectively, an improvement of $1.7 million.

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

    At March 31, 2005, we had total liquidity of $71.7 million, which consisted of cash and cash equivalents of $30.7 million and available borrowings under our lines of credit with the RTFC of $41.0 million. As discussed further below, our lines of credit are scheduled to expire in September 2005. We have been notified by the RTFC that, assuming the lines of credit are not refinanced with another lender prior to September 2005, a new secured line of credit in the amount of $41.0 million for a term ending in March 2010 has been approved.

    At March 31, 2005, we had positive working capital of approximately $13.2 million compared to a working capital deficit of $8.6 million at March 31, 2004, a change of $21.8 million. The change is attributable primarily to an increase in our cash balance of $15.4 million and a decrease of $8.6 million in our accounts payable and accrued expenses at March 31, 2005 compared to March 31, 2004. These amounts were partially offset by an increase of $2.3 million in the current portion of long-term debt at March 31, 2005 compared to March 31, 2004. We believe our working capital position continues to be enhanced by our reduced schedule of principal payments as the result of the credit facility amendment with the RTFC entered into in July 2003. In addition, we have remained focused on implementing and maintaining operating improvements and efficiencies in our business processes to reduce our operating expenses as well as the execution of a disciplined approach to evaluating and making capital expenditures.

    Operating Activities. For the quarters ended March 31, 2005 and 2004, we generated cash from operating activities of $0.4 million and $3.0 million, respectively, a decrease of $2.6 million. The decrease is attributed primarily to cash used to reduce accounts payable and accrued expenses. In the first quarter of 2005, we used approximately $11.1 million of cash to reduce accounts payable and accrued expenses compared to approximately $8.7 million in the first quarter of 2004, an increased use of cash of $2.4 million.

    Investing Activities. For the quarter ended March 31, 2005, net cash used for investing activities was $1.8 million and consisted of $2.1 million in cash used for the purchase of telephone plant and equipment and changes in other assets of $0.2 million. Partially offsetting these amounts was cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $0.5 million. For the quarter ended March 31, 2004, net cash used for investing activities was $3.6 million and consisted of $4.9 million in cash used for the purchase of telephone plant and equipment partially offset by cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $1.4 million.

    Financing Activities. For the quarters ended March 31, 2005 and 2004, net cash used in financing activities was $2.3 million and $12.3 million and consisted of payments on long-term debt.

Long-Term Debt and Revolving Credit Facilities

    At March 31, 2005, we had outstanding term loans totaling $419.6 million under our existing secured credit facilities with the RTFC. In addition, we had outstanding $198.0 million in 13 1/4% unsecured senior notes that are due in March 2010.

    RTFC Debt Facilities

    Our subsidiary, MRLTDF, is the borrower under a loan agreement with the RTFC. MRLTDF is the holding company for three of our rural telephone companies and our management company: Mebtel, Inc., Gulf Coast Services, Inc., Coastal Communications, Inc. and Madison River Management LLC. Each of our rural telephone companies, our management company and Gallatin River Holdings, LLC have provided a guaranty to the RTFC and their operating assets and revenues are subject to a first mortgage lien in favor of the RTFC.

    As of March 31, 2005, MRLTDF had approximately $419.6 million in secured term loans outstanding with the RTFC. Of this amount, a $97.6 million term loan bore a fixed interest rate of 9.0% that expired in April 2005. An additional $89.6 million in term loans bear fixed interest at 5.65% with such fixed interest rates expiring in August 2006. Upon the expiration of the fixed interest rates under the loan agreement with the RTFC, the term loans will convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. The remaining $232.4 million in outstanding term loans have a variable interest rate of 7.15% at March 31, 2005. In total, as of March 31, 2005, our weighted average interest rate on all RTFC term debt is 7.24%.

    Our loan agreement with the RTFC matures in November 2016. Quarterly principal payments through 2010 are approximately $2.3 million. Beginning in 2011, scheduled principal payments increase, ranging from $8.9 million to $17.5 million per quarter through the end of 2016. In addition, during the second quarter of each year, we are required to calculate excess cash flow, as defined in our loan agreement, using the preceding year's financial results for the rural telephone companies subject to the loan agreement. If the calculation indicates excess cash flow, we are required to make a mandatory prepayment of principal to the RTFC equivalent to the amount of excess cash flow. Based on financial results for 2004, no mandatory prepayment is required to be made to the RTFC in 2005.

    Under the terms of our loan agreement, interest rates on our outstanding term loans are at their prevailing RTFC fixed or variable base rate plus a 1.0% interest rate adder. The 1.0% interest rate adder is subject to performance pricing which will provide for a reduction in the interest rate adder as our Total Leverage Ratio, as defined in the loan agreement, decreases. The interest rate adder will remain at 1.0% while the Total Leverage Ratio is greater than 5.0 to 1.0. It decreases to 0.75% when the Total Leverage Ratio is between 4.0 to 1.0 and 5.0 to 1.0 and decreases to 0.5% when the Total Leverage Ratio is less than 4.0 to 1.0. At March 31, 2005, our Total Leverage Ratio remained above 5.0 to 1.0.

    In addition, our loan agreement requires us to test our compliance with the financial ratios as defined in the loan agreement on an annual basis. Included in our covenants, among others, are requirements that we obtain RTFC approval of a forward-looking, three-year capital expenditure budget on an annual basis and obtain RTFC consent before completing any acquisitions or disposals of local exchanges. We also have restrictions on the payment of dividends by MRLTDF and GRH. In addition, our loan agreement allows us to repurchase our senior notes without RTFC consent in amounts not to exceed $2.0 million per quarter and $6.0 million per year.

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

    At March 31, 2005, we owned $42.2 million in subordinated capital certificates. The subordinated capital certificates are redeemed for cash on an annual basis, at par, in an amount equivalent to 10% of the term loan principal repaid in the prior year. Therefore, during the first quarter of 2005, based on principal payments of approximately $4.7 million made in 2004, approximately $0.5 million in subordinated capital certificates were redeemed for cash by the RTFC. In March 2004, the RTFC redeemed approximately $1.4 million of our subordinated capital certificates. In connection with our repayment of outstanding obligations under the credit facilities, our remaining subordinated capital certificates will be redeemed by the RTFC.

    We also receive a share of the RTFC's net margins in the form of patronage capital refunds. Patronage capital is allocated based on the percentage that our interest payments contribute to the RTFC's gross margins. Currently, 70% of the RTFC's patronage capital allocation is retired with cash after the end of the year, and 30% is paid in the form of patronage capital certificates. The patronage capital certificates will be retired with cash in accordance with the RTFC's board-approved fifteen-year rotation cycle.

    In addition to the term loans, we also have two secured revolving lines of credit with the RTFC. One line of credit is a $31.0 million facility at MRLTDF and has no annual paydown provisions. This line of credit bears interest at the RTFC base rate for a standard line of credit plus 50 basis points, or 7.2% at March 31, 2005. The entire $31.0 million is fully available to be drawn. The second line of credit is a $10.0 million facility that is available to Coastal Utilities, Inc. for general corporate purposes. Under the terms of this line of credit, we must repay all amounts advanced under this facility within 360 days of the first advance and bring the outstanding amount to zero for a period of five consecutive days in each 360-day period. This line of credit is fully available to be drawn and bears interest at the RTFC base rate for a standard line of credit plus 100 basis points, or 7.7% at March 31, 2005.

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

    The terms of the RTFC loan agreement, as amended, contain various financial and administrative covenants including ratios that are tested on an annual basis. The ratios are tested against the combined financial results of MRLTDF and its subsidiaries, Gallatin River Holdings, LLC, Madison River Long Distance Solutions, Inc. and Mebtel Long Distance Solutions, Inc. In addition, among other things, these combined entities are restricted in their ability to: (i) declare or pay dividends to their respective parents, under specified circumstances, (ii) limited in their ability to make intercompany loans or enter into other affiliated transactions, (iii) sell assets and make use of the proceeds, and (iv) incur additional indebtedness above certain amounts without the consent of the RTFC. As a result of these provisions of the loan agreement, as amended, any cash generated by MRLTDF and its subsidiaries, Gallatin River Holdings, LLC, Madison River Long Distance Solutions, Inc. and Mebtel Long Distance Solutions, Inc. and any amounts available under the line of credit facilities discussed above may only be available to those entities and not to us or our other subsidiaries to fund our obligations. At March 31, 2005, MRLTDF was in compliance with the terms of its loan agreement, as amended, with the RTFC.

    Senior Notes

    We currently have outstanding $198.0 million in publicly-traded 13 1/4% senior notes that are due in March 2010. The senior notes are currently callable at 106.625%. Interest is payable semiannually on March 1 and September 1 of each year. The senior notes are registered with the Securities and Exchange Commission and are subject to the terms and conditions of an indenture. At March 31, 2005, the senior notes had a carrying value of $196.2 million, which is net of a $1.8 million unamortized discount.

    Under the terms of our indenture, we and our restricted subsidiaries must comply with certain financial and administrative covenants. Among other things, we are limited in our ability to: (i) incur additional indebtedness,
(ii) pay dividends or make other distributions to Madison River Telephone or others holding an equity interest in a restricted subsidiary, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (vii) enter into transactions with affiliates. At March 31, 2005, we were in compliance with the terms of our senior notes indenture.

    Interest Rates

    On April 5, 2005, the fixed interest rate on one of our RTFC notes with an outstanding principal balance of $97.6 million expired. The note, with a fixed interest rate of 9.0% prior to expiration, converted to the RTFC's prevailing variable base rate plus 1.0% interest rate adder, or 7.15%, using the rate in effect as of March 31, 2005. After conversion of this interest rate, our fixed rate term loans with the RTFC totaled $89.6 million at an interest rate of 5.65% and our variable rate term loans with the RTFC totaled $329.9 million at a variable interest rate of 7.15% using the rate in effect as of March 31, 2005. After the expiration of the fixed interest rate, our weighted average interest rate for all RTFC secured debt was 6.81% and the weighted average interest rate for all of our outstanding long-term debt was 8.87%.

Minority Interest in Coastal Communications, Inc.

    As part of the consideration paid in the Coastal Communications, Inc. acquisition in March 2000, MRTC issued to the Coastal shareholders 300 shares of Series A stock and 300 shares of Series B non-voting common stock of Coastal Communications, Inc. in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders' agreement and were exercisable by the holders and Coastal Communications, Inc. In April 2002, MRTC completed an agreement with the Coastal shareholders that, among other things, modified certain provisions of the shareholders' agreement. Under the terms of the agreement, the Coastal shareholders exchanged certain of their equity interests in Coastal Communications, Inc. for equity in MRTC and the notes payable from MRTC that were repaid in December 2004.

    Coastal Communications, Inc. redeemed 30 shares of Series A Stock retained by the Coastal shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction in April 2002. Under the terms of the amended shareholders' agreement, the Coastal shareholders have the right to require Coastal Communications, Inc. to redeem their remaining shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Accordingly, the Coastal shareholders put 30 shares of Series A stock to Coastal Communications, Inc. in June 2003 and July 2004 and, in each case, Coastal Communications, Inc. redeemed the shares for approximately $1.0 million shortly thereafter. After the redemption in July 2004, the Coastal shareholders continue to hold 90 shares of Series A stock with the next available put right for 30 shares occurring in August 2005. Under the terms of the agreement, we may at any time require the Coastal shareholders to sell their shares of Series A stock to us for a purchase price of $33,333.33.

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

    During 2004, the Alabama Department of Revenue performed an audit of the 2002 and 2001 combined state income tax returns filed by our subsidiary, Gulf Coast Services, Inc., with the State of Alabama. For 2002, as permitted under Alabama's income tax regulations, Gulf Coast Services, Inc. filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March 2005, the Alabama Department of Revenue issued a Notice of Preliminary Assessment, or the Alabama Notice, based on its audit findings in which it contends that we lacked the necessary nexus to file our 2002 state income tax return on a combined basis. The Alabama Notice would not result in any additional taxes being due for 2002 due to offsetting adjustments. However, if this Alabama Notice is allowed to stand after appeals, our state income tax liability to Alabama will increase for tax years subsequent to 2002. For 2003, we filed a combined return using the same basis as 2002 and accordingly, this return would be amended to reflect the findings in the Alabama Notice if our appeals are unsuccessful. As such, upon receiving the Alabama Notice in the first quarter of 2005, we accrued a contingent income tax liability of approximately $0.9 million to recognize the additional income tax expense for 2003 that would be due if a combined return was not filed. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment. For 2004, in establishing our liability for state income taxes, we did not recognize a benefit from the filing of a combined return which resulted in an accrual of state income taxes of approximately $1.4 million.

    We believe our position for filing the combined returns is appropriate and intend to appeal this finding. Accordingly, we filed a Request for Review with the Alabama Department of Revenue in April 2005. However, at this time, we are uncertain as to the outcome of this matter. If we are not successful, we may be required to pay the amount accrued as a contingent income tax liability plus the accrued interest.

Capital and Liquidity Requirements

    Our working capital needs, our debt service requirements and our capital expenditures will be funded from our cash flow from operations and our existing liquidity on-hand, including available borrowings under the revolving portion of our credit facilities. In the near term, we expect that our primary uses of cash will include:

  * scheduled principal and interest payments on our credit facilities;
  * the maintenance and growth of our telephone plant and network infrastructure;
  * the maintenance, upgrade and integration of operating support systems and other automated back office systems;
  * required federal and state income taxes;
  * funding redemptions of Series A stock put to CCI per the terms of a shareholders agreement with the former shareholders of Coastal Utilities, Inc.;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel and related expenses.

    We currently estimate that capital expenditures in 2005 will be approximately $13.0 million. For 2004, our capital expenditures were approximately $14.6 million, which included approximately $2.6 million in capital expenditures to replace certain telephone and plant equipment, primarily our transmission and distribution facilities used to serve the coastal areas of our RLEC operations in Alabama, as a result of damages from Hurricane Ivan. For the years ended December 31, 2003 and 2002, our capital expenditures were approximately $12.2 million and $12.3 million, respectively. Our use of cash for capital expenditures in 2004, 2003 and 2002 was significantly less than we have incurred in prior years. This is a result of several factors. First, we invested a significant amount in capital additions during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. A large portion of our capital expenditures in 2004 have been directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. In 2004 and 2005, the demand for use of capital in the expansion of our telephone plant and network facilities has been assessed and will continue to be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We recently entered into an agreement with the National Rural Telecommunications Cooperative that will allow us to offer DIRECTV satellite television service to our customers. This agreement will not require us to make any significant capital expenditures to provide this service. We anticipate that introduction of this product offering will commence by the second quarter of 2005.

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

    We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to credit facilities or other borrowing agreements that restrict paying dividends or making intercompany loans and investments, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements that our subsidiaries may enter into governing the terms of indebtedness may restrict our subsidiaries' ability to pay dividends or advance cash in any other manner to us. Our subsidiaries' ability to pay dividends or make distributions to us is also subject to the laws of their jurisdiction of incorporation.

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

Proposed Initial Public Offering of Common Stock by Madison River
Communications Corp. and Related Transactions

    On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

    Concurrently with the closing of the initial public offering, we expect Madison River Capital will enter into new credit facilities, which include a term loan facility and a revolving credit facility. As amended through the date hereof, the Form S-1 contemplates that the proceeds from the initial public offering of common stock by Madison River Communications Corp., together with the proceeds from borrowings under the new credit facilities and cash on hand, will be used to (i) repurchase shares of common stock from certain of our existing equity investors, (ii) satisfy and discharge the obligations of Madison River Capital under its outstanding $198.0 million in publicly traded 13.25% senior notes due March 2010, (iii) repay the obligations, including accrued and unpaid interest and prepayment premiums, of MRLTDF under the RTFC credit facilities, (iv) repay the outstanding borrowings plus accrued and unpaid interest under a credit agreement to which MRTC is a party, (v) repurchase the minority interest in Coastal Communications, Inc. for an aggregate purchase price of $3.0 million and (vi) pay the bonuses, fees and expenses relating to the offering and the other transactions. Our senior notes are callable at a redemption price of 106.625% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon. Following the closing of the initial public offering, we expect to redeem the senior notes in full in accordance with the provisions of the indenture governing our senior notes.

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

    Our long-term secured term loan facilities with the RTFC mature in 2016. Our primary market risk related to our long-term debt is our interest rate risk associated with the RTFC variable interest rate. As of March 31, 2005, we had $232.4 million in term loans with the RTFC that accrue interest at a variable rate of 7.15%. As of March 31, 2005, our fixed rate secured debt with the RTFC was $187.2 million at a weighted average rate of 7.4%. A $97.6 million term loan with a 9.0% fixed interest rate had its fixed interest rate expire in April 2005 and the remaining $89.6 million in term loans carry a 5.65% fixed interest rate that expires in August 2006. Upon the expiration of fixed interest rates on RTFC term loans, the term loans convert to the RTFC's prevailing base variable interest rate plus a 1.0% interest rate adder. We have the ability to allow the interest rate on a term loan to remain variable or to choose a fixed rate as is then available and in effect for similar loans for any portion or all of the principal amount then outstanding on the term loan, provided the RTFC offers a fixed rate. As the fixed interest rates on our term loans have expired, we have elected to maintain the RTFC's prevailing base variable rate on these loans. Although the variable rate subjects us to additional market risk if interest rates rise, we are able to prepay the term loans bearing variable interest rates without incurring certain make-whole payments as described in the loan agreement with the RTFC.

    Our remaining long-term debt consists of our senior notes that have a stated fixed rate of 13.25%. As of March 31, 2005, our weighted average interest rate on our fixed and variable rate secured debt with the RTFC was approximately 6.81% and our weighted average interest rate on all outstanding long-term debt was 8.87%.

    On April 5, 2005, the fixed interest rate on one of our RTFC notes with an outstanding principal balance of $97.6 million expired. This note, with a fixed interest rate of 9.0% before the expiration of the fixed rate, converted to the RTFC's prevailing variable base rate plus 1.0% interest rate adder, or 7.15%, using the rate in effect as of March 31, 2005. After conversion of this interest rate, our fixed rate term loans with the RTFC totaled $89.6 million at a fixed interest rate of 5.65% and our variable rate term loans with the RTFC totaled $329.9 million at a variable interest rate of 7.15% using the rate in effect as of March 31, 2005. Accordingly, a one percent change in the RTFC's underlying variable interest rate for this variable rate debt would result in an increase of approximately $3.3 million in interest expense on an annual basis.


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

(b) Internal Control Over Financial Reporting

    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company, however, continues its comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the process of documenting, assessing, improving and formalizing its system of internal controls over financial reporting. As a result of this review, the Company is implementing and is expected to continue to implement certain new controls and improvements to its internal controls over financial reporting.

                                   Part II

Item 1.  LEGAL PROCEEDINGS

    On March 3, 2005, our subsidiary, Madison River Communications, LLC, entered into a consent decree with the FCC on behalf of itself, Madison River Telephone and the affiliated companies under the common control and ownership of Madison River Telephone. The purpose of the consent decree was to resolve an investigation by the Enforcement Bureau of the FCC into allegations that the subject companies were blocking ports used for voice over Internet protocol, or VOIP, applications, thereby affecting customers' ability to use VOIP through one or more VOIP service providers. Under the terms of the consent decree, we agreed to pay $15,000.00 and that we shall not block ports used for VOIP applications or otherwise prevent customers from using VOIP applications.

    On March 30, 2005, we received a letter from counsel to Vonage Holdings Corporation ("Vonage") seeking formal redress for Vonage's injuries purportedly caused by our past alleged unlawful blocking of ports used for VoIP services provided by Vonage to its customers. We have denied any wrongdoing, engaged counsel, and will vigorously defend any claims which may be brought in this regard.


Item 6.  EXHIBITS

  (a)  Exhibits

    Exhibit
    Number                            Description
    -------        ----------------------------------------------------------

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


                                      MADISON RIVER CAPITAL, LLC

Date:  May 12, 2005                   /s/  PAUL H. SUNU
                                      ---------------------------------------
                                      Name:  Paul H. Sunu
                                      Title:  Managing Director, Chief
                                              Financial Officer and Secretary

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