Form 10-Q
period 2005-06-30
MADISON RIVER CAPITAL LLC
filed 2005-08-04
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   June 30, 2005
                                      ------------------

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

As of August 2, 2005, the Registrant had 211,583,892 Class A member interests outstanding. All member interests are owned by Madison River Telephone Company, LLC.
=============================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
 Item  1. Financial Statements
          Condensed Consolidated Balance Sheets - June 30, 2005 (Unaudited)
            and December 31, 2004.............................................................1
          Condensed Consolidated Statements of Operations (Unaudited) -
            Three and Six Months Ended June 30, 2005 and 2004.................................2
          Condensed Consolidated Statement of Member's Capital (Unaudited) -
            Six Months Ended June 30, 2005....................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Six Months Ended June 30, 2005 and 2004...........................................4
          Notes to Condensed Consolidated Financial Statements (Unaudited)....................5
 Item  2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................11
 Item  3. Quantitative and Qualitative Disclosures About Market Risk.........................27
 Item  4. Controls and Procedures............................................................27


Part II - Other Information
 Item  6. Exhibits...........................................................................28

 Signature...................................................................................28


                                   Part I


Item 1.  FINANCIAL STATEMENTS

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                   June 30, 2005     December 31, 2004
                                                                   -------------     -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   33,391           $    34,486
  Accounts receivable, less allowance for uncollectible accounts
    of $1,130 and $1,416 in 2005 and 2004, respectively                   9,959                 9,855
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,001 and $1,310
    in 2005 and 2004, respectively                                        6,357                 5,862
  Inventories                                                               504                   644
  Rural Telephone Finance Cooperative stock to be redeemed                  469                   469
  Rural Telephone Finance Cooperative patronage capital receivable        1,150                 2,910
  Other current assets                                                    6,771                 3,810
                                                                      ---------             ---------

    Total current assets                                                 58,601                58,036
                                                                      ---------             ---------

Telephone plant and equipment                                           494,092               484,608
Less accumulated depreciation and amortization                         (208,868)             (191,715)
                                                                      ---------             ---------

  Telephone plant and equipment, net                                    285,224               292,893
                                                                      ---------             ---------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     41,721                42,190
  Goodwill                                                              366,332               366,332
  Other assets                                                           22,489                21,553
                                                                      ---------             ---------

    Total other assets                                                  430,542               430,075
                                                                      ---------             ---------

    Total assets                                                     $  774,367            $  781,004
                                                                      =========             =========


Liabilities and member's capital
Current liabilities:
  Accounts payable                                                   $      749            $    1,753
  Accrued expenses                                                       30,689                32,048
  Other current liabilities                                               6,599                 6,306
  Current portion of long-term debt                                       9,385                 9,385
                                                                      ---------             ---------

    Total current liabilities                                            47,422                49,492
                                                                      ---------             ---------

Noncurrent liabilities:
  Long-term debt                                                        604,127               608,691
  Other liabilities                                                      75,600                78,268
                                                                      ---------             ---------


    Total noncurrent liabilities                                        679,727               686,959
                                                                      ---------             ---------

    Total liabilities                                                   727,149               736,451

Member's capital:
  Member's interest                                                     251,684               251,684
  Accumulated deficit                                                  (200,273)             (202,938)
  Accumulated other comprehensive loss                                   (4,193)               (4,193)
                                                                      ---------             ---------

    Total member's capital                                               47,218                44,553
                                                                      ---------             ---------

    Total liabilities and member's capital                           $  774,367            $  781,004
                                                                      =========             =========




          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               ---------------------------  -------------------------
                                                     2005        2004            2005        2004
                                                     ----        ----            ----        ----
Operating revenues:
  Local services                                   $  31,283   $  31,974       $  62,656   $  64,667
  Long distance services                               3,976       3,710           7,835       7,516
  Internet and enhanced data services                  5,946       4,945          11,712       9,785
  Edge-out services                                    2,645       3,070           5,370       6,201
  Miscellaneous telecommunications
    services and equipment                             3,854       4,105           8,061       8,214
                                                    --------    --------        --------    --------

      Total operating revenues                        47,704      47,804          95,634      96,383
                                                    --------    --------        --------    --------

Operating expenses:
  Cost of services                                    13,503      13,427          27,307      26,862
  Depreciation and amortization                        9,422      10,707          18,696      22,816
  Selling, general and administrative expenses         8,696       9,888          18,192      20,056
                                                    --------    --------        --------    --------

      Total operating expenses                        31,621      34,022          64,195      69,734
                                                    --------    --------        --------    --------

Net operating income                                  16,083      13,782          31,439      26,649

Interest expense                                     (14,127)    (15,114)        (28,542)    (30,287)
Other income, net                                      1,009         727           2,031       1,592
                                                    --------    --------        --------    --------

Income (loss) before income tax expense                2,965        (605)          4,928      (2,046)

Income tax expense                                       894       1,889           2,263       1,728
                                                    --------    --------        --------    --------

Net income (loss)                                  $   2,071   $  (2,494)      $   2,665   $  (3,774)
                                                    ========    ========        ========    ========





           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit          Loss         Total
                                                   ----------      -----------   -------------   ---------
Balance at January 1, 2005                         $  251,684     $  (202,938)    $  (4,193)    $  44,553
  Net income                                             -              2,665          -            2,665
                                                    ---------      ----------      --------      --------

Balance at June 30, 2005 (unaudited)               $  251,684     $  (200,273)       (4,193)    $  47,218
                                                    =========      ==========      ========      ========






           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                          Six Months Ended June 30,
                                                                        ----------------------------
                                                                           2005              2004
                                                                        ----------        ----------
Operating activities
Net cash provided by operating activities                                $  14,235         $  19,028
                                                                          --------          --------

Investing activities
Purchases of telephone plant and equipment                                  (4,913)           (8,285)
Acquisition                                                                 (6,270)             -
Redemption of Rural Telephone Finance Cooperative stock, net                   469             1,354
Change in other assets                                                          77                62
                                                                          --------          --------
Net cash used for investing activities                                     (10,637)           (6,869)
                                                                          --------          --------

Financing activities
Repurchase of outstanding 13 1/4% senior notes                                -               (2,140)
Payments on long-term debt                                                  (4,693)          (12,303)
                                                                          --------          --------
Net cash used for financing activities                                      (4,693)          (14,443)
                                                                          --------          --------

Net decrease in cash and cash equivalents                                   (1,095)           (2,284)
Cash and cash equivalents at beginning of year                              34,486            28,143
                                                                          --------          --------

Cash and cash equivalents at end of second quarter                       $  33,391         $  25,859
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

    The Company offers a variety of telecommunications services to business and residential customers in the Southeast and Midwest regions of the United States including local and long distance voice services, Internet access services, high-speed data and fiber transport. The Company was founded for the primary purpose of the acquisition, integration and operation of rural local exchange telephone companies, or RLECs. Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served 224,831 voice access and digital subscriber line, or DSL, connections as of June 30, 2005.

    The Company's RLECs manage and operate edge-out competitive local exchange carrier, or CLEC, businesses in markets in North Carolina, Illinois and Louisiana, and provide fiber transport services to other businesses, primarily in the Southeast. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At June 30, 2005, the EOS operations served 12,465 voice access and high-speed data connections.

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

          * Coastal Communications, Inc. and its subsidiaries ("CCI"), a majority-owned subsidiary

          * Madison River Management, LLC ("MRM"), a wholly-owned subsidiary

      * Madison River Long Distance Solutions, Inc. ("MRLDS"), a wholly-owned subsidiary

      * Mebtel Long Distance Solutions, Inc. ("MLDS"), a wholly-owned subsidiary

    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2004. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The amounts presented in the condensed consolidated balance sheet as of December 31, 2004 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

3.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:




                                            June 30,       December 31,
                                             2005              2004
                                           ---------       ------------
                                                (in thousands)
   Land, buildings and general equipment    $  55,204       $  54,485
   Central office equipment                   170,031         165,744
   Poles, wires, cables and conduit           241,493         237,509
   Leasehold improvements                       2,541           2,541
   Software                                    18,197          18,522
   Construction-in-process                      6,626           5,807
                                             --------        --------
     Total telephone plant and equipment    $ 494,092       $ 484,608
                                             ========        ========


4.  RESTRUCTURING CHARGE

    As of June 30, 2005, the following amounts were recorded related to restructuring charges recorded by the Company in the third quarter of 2002 and the fourth quarter of 2001:


                                                    2005
                                Balance at      second quarter    Balance at
                             December 31, 2004     payments     June 30, 2005
                             -----------------  --------------  -------------
                                               (in thousands)
   Future lease obligations       $    540        $  129         $    411
   Legal related expenses               31           -                 31
                                   -------         -----          -------
                                  $    571        $  129         $    442
                                   =======         =====          =======

    The remaining liability as of June 30, 2005 is recorded as $0.2 million in accrued expenses and $0.2 million in other long-term liabilities.

5.  BENEFIT PLANS

    The Company's net periodic benefit costs for the pension plan for the second quarter and six months ended June 30, 2005 and 2004 are as follows:


                                        Second quarter ended            Six months ended
                                       ----------------------         ----------------------
                                       June 30,      June 30,         June 30,      June 30,
                                         2005          2004             2005          2004
                                       ----------------------         ----------------------
                                                           (in thousands)
  Service cost                        $    99       $    98           $   198       $   196
  Interest cost                           196           186               392           373
  Expected return on plan assets         (211)         (189)             (422)         (379)
  Amortization of net loss                 54            80               108           159
                                       ------        ------            ------        ------
  Total net periodic benefit cost     $   138       $   175           $   276       $   349
                                       ======        ======            ======        ======

    The Company's net periodic benefit costs for the other postretirement benefit plans for the second quarter and six months ended June 30, 2005 and 2004 are as follows:


                                        Second quarter ended            Six months ended
                                       ----------------------         ----------------------
                                       June 30,      June 30,         June 30,      June 30,
                                         2005          2004             2005          2004
                                       ----------------------         ----------------------
                                                           (in thousands)
  Service cost                        $   15       $   14             $    30       $    26
  Interest cost                           27           27                  55            53
  Amortization of net gain               (45)         (36)                (91)          (73)
  Amortization of prior service cost     (26)         (21)                (53)          (42)
                                       -----        -----              ------        ------
  Total net periodic benefit cost     $  (29)      $  (16)            $   (59)      $   (36)
                                       =====        =====              ======        ======

    The Company made a contribution of $1.1 million to its pension plan in the second quarter of 2005. The Company does not expect to make any additional contributions in 2005.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

6.  LONG-TERM DEBT AND LINES OF CREDIT
    Long-term debt and lines of credit outstanding consist of the following at:


                                                                             June 30,        December 31,
                                                                               2005              2004
                                                                            ----------       ------------
                                                                                  (in thousands)
First mortgage notes collateralized by substantially all RLEC assets:
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (7.5% at June 30, 2005).                                      $   11,423        $   11,551
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of
    5.65% (rate expires August 2006).                                             5,793             5,858
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of
    5.65% (rate expires August 2006).                                               930               941
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (7.5% at June 30, 2005).                                         100,232           101,359
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of
    5.65% (rate expires August 2006).                                             5,435             5,496
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of
    5.65% (rate expires August 2006)                                             65,902            66,643
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of
    5.65% (rate expires August 2006).                                             3,465             3,505
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (7.5% at June 30, 2005).                                         119,378           120,720
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at a fixed annual rate of
    5.65% (rate expires August 2006).                                             7,607             7,692
  RTFC note payable in quarterly principal installments plus interest through November 2016, interest accrued at RTFC's base variable rate
    plus 1.00% (7.5% at June 30, 2005).                                          97,043            98,135
Unsecured 131/4% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount
  of $1,696 and $1,824, respectively.                                           196,304           196,176
                                                                              ---------         ---------
                                                                                613,512           618,076
Less current portion                                                              9,385             9,385
                                                                              ---------         ---------
                                                                             $  604,127        $  608,691
                                                                              =========         =========


    As of June 30, 2005, the Company's secured loan facilities consisted of $417.2 million in term loans outstanding and $41.0 million in fully available revolving lines of credit. The loan facilities were provided by the Rural Telephone Finance Cooperative (the "RTFC") and were primarily with the Company's indirect wholly-owned subsidiary, MRLTDF, under a loan agreement that was scheduled to mature in November 2016. In total, as of June 30, 2005, our weighted average interest rate on all RTFC term debt was 7.1%. On July 29, 2005, the Company entered into a new senior secured credit facility with a syndicate of banks providing a seven-year, $475.0 million term loan and a seven-year, $75.0 million revolving line of credit provided by the RTFC. Proceeds from the term loan of approximately $375.0 million, together with the RTFC's redemption of the $42.2 million in RTFC subordinated stock certificates, were used to repay the $417.2 million in term loans outstanding to the RTFC. In addition, the RTFC cancelled the two lines of credit that previously existed. The Company also paid the RTFC approximately $4.8 million in accrued interest and $0.8 million as a fee for early repayment of certain fixed rate term loans. The Company will record this fee as loss on extinguishment of debt. With the remaining proceeds of the new term loan and cash on hand, the Company will voluntarily redeem $102.0 million of its outstanding 13.25% senior notes due 2010. On the date the transaction closed, the Company issued a notice to its noteholders of its intent to voluntarily redeem $102.0 million in senior notes on August 29, 2005 for a redemption price of 106.625% of par value plus accrued interest. At completion of the transaction, the Company paid approximately $2.9 million as origination fees for the new term loan and the new revolving line of credit and $0.5 million for other loan related expenses, which represented a portion of its fees and expenses related to this transaction.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

6.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The new term loan bears variable interest, at the Company's option, at either (a) a base rate, as defined in the credit agreement, plus 1.5% or (b) a London interbank offered rate ("LIBOR") plus 2.5%. Although the new term loan initially bore interest at the base rate option, the Company converted the interest rate to the LIBOR rate option effective August 3, 2005. The Company's interest rate on its term loan as of August 4, 2005 was 6.04%. The new credit agreement requires the Company to enter into interest rate hedge agreements within six months of the closing date of the transaction that cover a minimum of 50% of the principal amount of the Company's and MRTC's combined long-term debt for a period of two years from July 29, 2005. The Company is currently evaluating hedging options with various banks.

    The new $75.0 million revolving line of credit is with the RTFC and bears interest that is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum (8.05% at August 4, 2005). The line of credit is undrawn and fully available to the Company for general corporate purposes.

    The new term loan has no scheduled payments of principal of the term loan until maturity of the credit agreement in July 2012. However, the Company is permitted under the credit agreement to make voluntary prepayments of the term loan and revolving line of credit without premium or penalty, other than standard breakage costs related to any hedging obligations. Subject to certain conditions and exceptions, the Company will be required to make mandatory repayments of borrowings under the term loan and then under the revolving credit facility with (i) the net cash proceeds from sales or dispositions of certain assets, (ii) the net cash proceeds from certain debt and equity issuances and (iii) 50% of its net excess cash flow as defined in the credit agreement.

    The credit agreement will permit the Company to use 100% of its gross excess cash flow, as defined in the credit agreement, to repay the remaining senior notes, and, subject to limitations in the senior note indenture, make distributions to MRTC to be used to repay its long-term debt. In addition, beginning January 1, 2007, if the total leverage ratio, as defined in the credit agreement, is between 4.5 to 1.0 and 5.0 to 1.0, MRTC may pay dividends in amounts up to 50% of gross excess cash flow and if the total leverage ratio is below 4.5 to 1.0, MRTC may pay dividends in amounts up to 100% of gross excess cash flow.

    Under the terms of the credit agreement, the Company must comply with certain financial ratios and administrative and financial covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) make restricted payments or pay dividends,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates.

   The credit facility is secured by a first mortgage lien on the operating assets and revenues of the Company and those of MRTC and the Company's first-tier, wholly-owned subsidiaries, Madison River Holdings Corp., Madison River Finance Corp. and Madison River Communications, LLC (collectively, the "Loan Parties"). In addition to the Company, the remaining Loan Parties have guaranteed the credit facility and each Loan Party has pledged the equity interests in each wholly-owned subsidiary that it owns in support of the credit facility.

    At June 30, 2005, the Company had $198.0 million of 13.25% senior notes outstanding that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. Using a portion of the proceeds from the new credit facility and cash on hand, the Company will redeem $102.0 million of these senior notes at a redemption price of 106.625% plus accrued interest on August 29, 2005. After this redemption, the Company will have $96.0 million in senior notes outstanding. As discussed above, under the new credit agreement, the Company has the ability to repurchase additional senior notes on the open market or voluntarily redeem its senior notes.

    The Company remains subject to the terms of the indenture that governs the senior notes and, accordingly, must comply with certain financial and administrative covenants contained in the indenture. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness,
(ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At June 30, 2005, the Company was in compliance with the terms of its indenture.

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

    During 2004, the Alabama Department of Revenue performed an audit of the 2002 and 2001 combined state income tax returns filed by the Company's subsidiary, Gulf Coast Services, Inc., with the State of Alabama. For 2002, as permitted under Alabama's income tax regulations, Gulf Coast Services, Inc. filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March 2005, the Alabama Department of Revenue issued a Notice of Preliminary Assessment ("the Alabama Notice") based on this audit in which it contends that the Company lacked the necessary nexus to file its 2002 state income tax returns on a combined basis. The Alabama Notice should not result in any additional taxes being due for 2002 due to offsetting adjustments. However, if this Alabama Notice is allowed to stand after appeals, the Company's state income tax liability to Alabama will increase for tax years subsequent to 2002. For 2003, the Company filed a combined return using the same basis as 2002 and accordingly, the return would be amended to reflect the findings in the Alabama Notice if the Company's appeals are unsuccessful. As such, upon receiving the Alabama Notice in the first quarter of 2005, the Company accrued a contingent state income tax liability of approximately $0.9 million to recognize the additional income tax expense for 2003 that would be due if a combined return was not filed. The Company also accrued approximately $0.1 million for potential interest expense related to this income tax assessment. For 2004, in establishing its liability for state income taxes, the Company did not recognize a $1.4 million benefit from the filing of a combined return.

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

    The Company's two reportable segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States. The following tables summarize the revenues and net operating income for each segment for the three-month and six-month periods ended June 30, 2005 and 2004:


                                       Three Month Period Ended           Six Month Period Ended
                                       ------------------------           ----------------------
                                         June 30,     June 30,             June 30,     June 30,
                                           2005         2004                 2005         2004
                                           ----         ----                 ----         ----
                                                             (in thousands)
    Total revenues
      RLEC operations                     $  45,660    $  45,396            $  91,477    $  91,509
      EOS                                     2,743        3,103                5,567        6,266
                                           --------     --------             --------     --------
                                             48,403       48,499               97,044       97,775
    Less intersegment revenues                 (699)        (695)              (1,410)      (1,392)
                                           --------     --------             --------     --------
      Total reported revenues             $  47,704    $  47,804            $  95,634    $  96,383
                                           ========     ========             ========     ========

    Net operating income (loss):
      RLEC operations                     $  18,535    $  16,050            $  36,350    $  31,783
      EOS                                    (2,452)      (2,268)              (4,911)      (5,134)
                                           --------     --------             --------     --------
      Total reported net operating
        income                            $  16,083    $  13,782            $  31,439    $  26,649
                                           ========     ========             ========     ========

    At June 30, 2005 and December 31, 2004, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                         June 30,          December 31,
                                           2005                 2004
                                         --------           ------------
                                                (in thousands)
         Total assets:
           RLEC operations                $    846,197      $    840,537
           EOS                                 419,278           433,952
                                           -----------       -----------
                                             1,265,475         1,274,489
           Less intersegment assets           (491,108)         (493,485)
                                           -----------       -----------
           Total reported assets          $    774,367      $    781,004
                                           ===========       ===========

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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.


Overview
--------
    We operate four rural telephone companies that serve business and residential customers in the Southeast and Midwest regions of the United States. We offer our customers a variety of telecommunications services, including local and long distance services, Internet and enhanced data services, telephone directory and other miscellaneous services and edge-out services. At June 30, 2005, we had 237,296 voice access line, DSL and high-speed data connections in service in our RLEC operations and our edge-out services.

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

    The consummation of the initial public offering is subject to various contingencies, including market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all. See " - Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions" for further information.

    Our rural telephone markets which we serve as the incumbent local exchange carrier are located in Foley, Alabama; Hinesville, Georgia; Galesburg, Illinois and Mebane, North Carolina. We refer to these four companies as our RLEC operations. We also provide edge-out services as a competitive local exchange carrier in territories that are in close proximity to our rural telephone markets. We currently provide edge-out services to medium and large customers in three markets: (i) the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; (ii) Peoria and Bloomington in Illinois and (iii) New Orleans, Louisiana and nearby cities. The management and operating responsibility for the edge-out operations are provided by the managers of the respective rural telephone companies.

    Our edge-out services include not only local exchange carrier services but also a transport service that provides transport and Internet Protocol, or IP, transit services to other carriers and large businesses along approximately 2,300 route miles of fiber optic network. The majority of this network comprises a long-haul network in the Southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have designated Atlanta and Dallas as our Internet egress points. Because the fiber transport business continues to be extremely competitive, we are not actively expanding this line of business at this time. However, our fiber optic network is a valuable resource for our rural telephone companies in their provision of dial-up, DSL and high-speed access services to their customers as they use our fiber optic network to connect to the Internet.

    Since our inception, our principal activities have been the acquisition, integration, operation and improvement of rural telephone companies. In acquiring our four rural telephone companies, we purchased established businesses with stable cash flows, governmental authorizations and certifications in place, operational support systems, experienced management and key personnel and technologically advanced facilities. We continue to develop the established markets in which our rural telephone companies operate with successful marketing of related services and DSL products and we are controlling expenses through the use of business process management tools and other methods. For our edge-out services, our objective remains that of maintaining a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Accordingly, we utilize a rigorous set of criteria for evaluating new customers and determining the desirability of renewing existing contracts for customers of our edge-out services.

Factors Affecting Future Operations
-----------------------------------
    The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

    Our revenues are derived principally from the sale of voice and data communications services to business and residential customers in our established rural telephone markets. For the six months ended June 30, 2005, approximately 94.4% of our operating revenues came from our RLEC operations and 5.6% from our edge-out services. For the year ended December 31, 2004, approximately 93.9% of our operating revenues came from our RLEC operations and 6.1% from our edge-out services. We intend to focus on continuing to generate increasing revenues in our RLEC operations from voice services (local and long distance), Internet access and enhanced data and other related telecommunication services. We believe the sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future.

    At the current time, we do not anticipate significant growth in revenues from our edge-out services. The objective of our business plan for this line of business is to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Our fiber transport business, which provides services to other carriers and major accounts, will increase revenues only if certain profit margins are obtained without making significant additional capital investments. Because the fiber transport business is highly competitive, we don't anticipate any growth in this line of business at this time. We will continue to use our fiber transport facilities to support our retail Internet access business in our RLEC operations.

    At June 30, 2005, we had 237,296 voice access lines, DSL connections and high-speed data connections in service compared to 234,272 connections in service at June 30, 2004, an increase of 3,024 connections, or 1.3%. Our RLEC operations had 224,831 connections in service at June 30, 2005 and 219,585 connections in service at June 30, 2004, an increase of 5,246 connections, or 2.4%. For our edge-out services, connections in service at June 30, 2005 and June 30, 2004 were 12,465 and 14,687, respectively, a decrease of 2,222 connections, or 15.1%.

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

    During 2005, we entered an agreement with the National Rural Telecommunications Cooperative that allows us to offer DIRECTV satellite television service to our customers. We believe that this will be an attractive enhancement to our current bundled service offerings as we will now be able to provide a video offering in addition to our current voice and data offerings. We commenced the introduction of this satellite television offering during the second quarter of 2005 primarily through a soft roll-out of the service to our employees and other selected customers. We expect to have this product available to all of our customers during the third quarter of 2005. While this product offering will be important to our overall bundle of services, we do not believe that it will have a significant impact on our results of operations or cash flows going forward.

    On April 30, 2005, our North Carolina rural telephone company, Mebtel, Inc., completed the acquisition of certain assets comprising two exchanges in North Carolina for approximately $6.3 million. As of June 30, 2005, these exchanges served 3,587 voice access lines and 2,493 long distance accounts. We are currently upgrading the network used to provide services in these two exchanges to allow us to begin offering DSL service and we expect to complete this project during the third quarter of 2005. On an annual basis, we expect that net operating income from these exchanges, before depreciation and amortization expenses are deducted, to be approximately $1.5 million.

    We believe we have been successful in addressing competition from new high-speed Internet access product introductions, particularly by cable operators, in our markets in recent years as the number of DSL subscribers we serve in our RLEC operations has continued to increase. We believe that our position as first to market with high-speed broadband service in all of our markets, the execution of our strategy and our ability to deliver a quality DSL product at a competitive price and in a timely manner has made us the provider of choice in our markets. Currently, we are capable of providing DSL service to approximately 98% of our customers. With the introduction of our No Limits package, we have experienced significant growth in DSL subscribers in 2004 and 2005 compared to prior years. As of June 30, 2005, our penetration rate for residential DSL connections as a percentage of primary residential voice access lines was 34.3% compared to 32.2% at December 31, 2004 and 26.9% at June 30, 2004. Although we cannot be certain, we anticipate that our DSL product will continue to provide a source of increasing revenues for our RLEC operations in future quarters. As of June 30, 2005, we had 42,827 DSL connections in service, an increase of 3,265 connections from 39,562 DSL connections in service at December 31, 2004 and an increase of 8,573 connections from 34,254 DSL connections in service at June 30, 2004.
As anticipated, the rate at which we were adding new DSL connections has declined. We believe we will continue to add new DSL connections in future quarters but at a slower pace than we have experienced in recent quarters.
As discussed further below, we have lost DSL connections as a result of hurricane-related damages in Alabama and a full deployment of troops stationed at Fort Stewart and Hunter Army Airfield near Hinesville, Georgia. Excluding the loss of DSL connections from these events, which we believe are temporary, our increase in DSL connections served would have been approximately 9,672 connections, or 28.2%.

    As we have increased the number of DSL connections we serve, we have experienced a decrease in the number of dial-up Internet accounts in service. At June 30, 2005, we had 13,297 dial-up Internet customers, which was a decrease of 4,893 customers, or 26.9%, from 18,190 dial-up Internet customers at June 30, 2004. We believe that a large percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our DSL service.

    We have also been successful in growing penetration rates in our RLEC operations for the provision of long distance and related telecommunications services to our customers. At June 30, 2005, we had 106,004 long distance accounts compared to 100,713 long distance accounts at June 30, 2004. In addition, our penetration rates for our primary custom calling features including voicemail, caller identification, call waiting and call forwarding as of June 30, 2005 have increased since June 30, 2004. A substantial portion of the growth in long distance accounts served and custom calling features provided can be attributed to the success of our No Limits bundle, and to our acquisition of two exchanges in North Carolina during the second quarter of 2005.

    As of June 30, 2005, the number of voice access lines served by our RLEC operations has declined compared to the number of voice access lines in service at June 30, 2004. As of June 30, 2005, our RLEC operations had 182,004 voice access lines in service, which is a decrease of 3,327 voice access lines, or 1.8%, from 185,331 voice access lines in service at June 30, 2004. The decrease in voice access lines, which is net of the 3,587 voice access lines acquired in the second quarter of 2005, can be attributed primarily to four factors that are impacting our business. First, storm-related damages from Hurricane Ivan in September 2004 resulted in approximately 2,727 voice access lines being disconnected as of June 30, 2005 at our Alabama rural telephone company, Gulf Telephone Company. This is an improvement from our estimate of approximately 2,840 voice access lines being disconnected at December 31, 2004. Substantially all of these disconnected voice access lines are due to damage at the customer premises making the location unusable or uninhabitable until repairs or rebuilding, if necessary, can be completed. We believe that these voice access lines should return to service as repairs and restorations in the coastal areas served by Gulf Telephone are completed and people return to their properties.

    Second, at our rural telephone company in Illinois, Gallatin River Communications, a persistent weakness in the local economies served by Gallatin River continues to impact the number of voice access lines in service. In this market, primary voice access lines, which we define as total voice access lines less second lines, declined by 3,544 lines from June 30, 2004 to June 30, 2005, accounting for approximately 50% of the total decline in voice access lines during this period. This market is predominantly industrial and agricultural in nature and has experienced significant losses in its business base, resulting in higher unemployment. We are uncertain at this time regarding the future trend for voice access lines at Gallatin River but absent any improvement in the local economies comprising this market, we expect access lines in service will continue to decline.

    Third, we have seen a decrease in voice access lines at our rural telephone company in Georgia, Coastal Utilities, Inc., as a result of the full deployment of troops stationed at Fort Stewart and Hunter Army Airfield to Iraq. The deployment was completed in February 2005. Coastal Utilities serves the Hinesville area, including the military bases where the troops were deployed from. According to military officials, the deployment could last at least 14 months. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. We estimate that primary voice access lines in service at Coastal Utilities have decreased by approximately 1,227 lines at June 30, 2005 as a result of the deployment. We believe that we will recover the predominant share of these voice access lines as the troops return to these military bases from the deployment.

    A final factor impacting the number of voice access lines served is attributed to the growth in our DSL connections and corresponding decrease in the number of second lines served. We believe that as our existing customers migrate from our dial-up Internet service, where they may also purchase a second line from us to use in connecting to the Internet, to our DSL service, where they no longer need a voice access line to connect to the Internet, they often remove the second line from service. Accordingly, the number of second lines in service decreased by 761 lines, or 10.4% from 7,336 second lines in service at June 30, 2004 to 6,575 second lines in service at June 30, 2005. We believe as we increase the number of DSL connections we serve, correspondingly, we will continue to experience a decrease in the number of second lines we serve.

    Excluding the impact of the acquisition of the two exchanges, the voice access line losses related to hurricane damage in Alabama and the troop deployment in Georgia, both of which we believe are temporary, and the loss of second lines, our decrease in voice access lines would have been approximately 2,199 lines, or 1.2%, during the twelve month period ended June 30, 2005.

    On May 6, 2005, the State of Alabama signed into law the Alabama Communications Reform Act of 2005, or the Alabama Act. Our rural telephone company, Gulf Telephone Company, serves customers in Foley, Alabama and surrounding areas. The Alabama Act became effective August 1, 2005, although many of its provisions become effective at a later date. The Alabama Public Service Commission, or APSC, retains its jurisdiction over regulated telephone services through January 31, 2007, except for bundled offerings, contract service offerings and broadband services which are subject to different deregulation dates. After January 31, 2007, the APSC will only regulate basic residential services and business customers with up to four lines to the extent such services are not included in a bundled offering. In order to qualify for deregulation under the Alabama Act, rural telephone companies must show certain competitive activity and, based on information we currently have, we believe Gulf Telephone Company will qualify for deregulation under the provisions of the Alabama Act. We anticipate that the Alabama Act will provide Gulf Telephone Company with more flexibility to address market conditions and we believe that it will not have a material impact on our financial position, operations or cash flows.

    Our RLEC operations benefit from statutory and regulatory requirements that rates in rural areas be reasonably comparable to rates in urban areas, which results in state and federal universal service fund payments in high cost rural areas. For the six months ended June 30, 2005 and June 30, 2004, revenues attributable to such payments represented 6.4% and 6.3%, respectively, of our total revenues. Under the current regulatory scheme, as the number of access lines that we have in any given state increases, the rate at which we can recover certain payments decreases. Therefore, as we implement our growth strategy, our eligibility for such payments or the amount of such payments may decrease.

    In our edge-out services, revenues decreased in the first six months of 2005 compared to the first six months of 2004 as sales of new services and renewals of expiring customer contracts have not been enough to replace customers that ceased purchasing our services in our competitive markets. In addition, we have seen a decrease in revenues from our fiber transport business. At June 30, 2005, our edge-out services had 11,812 voice access lines and 653 high-speed data connections in service. At June 30, 2004, our edge-out services served 14,012 voice access lines and 675 high-speed data connections. This is a decrease of 2,200 voice access lines, or 15.7%, and 22 high-speed data connections, or 3.3%. Of the decrease in voice access lines, approximately 2,200 are attributed to the loss of one customer in the third quarter of 2004. Our objective for the edge-out services has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. In terms of business development, we are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

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

    On April 28, 2005, we completed a new collective bargaining agreement, covering 56 employees of Gallatin River Communications located in Galesburg, Illinois, for a period of five years. As part of this agreement, we froze the further accrual of benefits under our defined benefit pension plan for these employees in exchange for an enhancement to their defined contribution 401(K) plan. The existing agreement expired on April 30, 2005. Our remaining two collective bargaining agreements with the International Brotherhood of Electrical Workers cover 54 employees in Pekin, Illinois and 28 employees in Dixon, Illinois. These agreements expire on September 30, 2005 and November 30, 2005, respectively, and we intend to initiate formal union negotiations on each contract approximately 30-45 days in advance of the contract expiration date.

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

    As of June 30, 2005, we have incurred approximately $1.8 million in professional service fees and other expenses related to the registration statement filed by Madison River Communications Corp. and our new credit facility. This amount is included in other current assets in our condensed consolidated balance sheet. With the completion of our new credit facility, a portion of these fees and expenses will be capitalized as debt issuance costs and, together with other fees and expenses we have incurred related to the new credit facility, will be amortized over seven years, the life of the new credit agreement.

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

Results of Operations
---------------------

Six Months ended June 30, 2005 compared to Six Months ended June 30, 2004
-------------------------------------------------------------------------

    Revenues

    Total revenues for the six months ended June 30, 2005 were $95.6 million, a decrease of $0.8 million, or 0.8%, from $96.4 million for the six months ended June 30, 2004. Revenues in the RLEC operations were $90.3 million in the six months ended June 30, 2005 and $90.2 million in the six months ended June 30, 2004, an increase of $0.1 million, or 0.1%. In our edge-out services, revenues decreased $0.9 million, or 13.4%, to $5.3 million in the first six months of 2005 compared to $6.2 million in the first six months of 2004.

    For the six months ended June 30, 2005, our RLEC operations and edge-out services provided approximately 94.4% and 5.6%, respectively, of our revenues. Comparatively, for the year ended December 31, 2004, our RLEC operations provided 93.9% of our revenues and our edge-out services provided 6.1% of our revenues.

    Revenues from voice services, which are comprised of our revenues from provision of local services, which includes our network access revenues, and our revenues from provision of long distance services, as a percentage of total revenues, were approximately 73.7% and 74.9% for the six months ended June 30, 2005 and 2004, respectively.

    Local Services.    Revenues from local services, which are comprised
primarily of revenues from the provision of local telecommunication services to end users and network access services, were approximately 65.5% and 67.1% of total revenues for the six months ended June 30, 2005 and 2004, respectively.

    Local service revenues in the first six months of 2005 were $62.7 million, a decrease of $2.0 million, or 3.1%, from local service revenues of $64.7 million in the first six months of 2004. The decrease in local service revenues is attributed primarily to lower end user revenues and lower network access revenues as the result of a decrease in the number of voice access lines in service. Our RLEC operations served 182,004 voice access lines at June 30, 2005. This is compared to 185,331 voice access lines in service at June 30, 2004 and represents a decrease of 3,327 lines or 1.8%. The decrease in local service revenues from the decrease in the number of voice access lines was partially offset by the 3,587 voice access lines acquired on April 30, 2005 as part of the acquisition of two exchanges in North Carolina. In addition, in the first six months of 2004, network access revenues benefited from certain non-recurring revenues from wireless settlements. No comparable amounts were recognized in the second quarter of 2005.

    Long Distance Services.    Long distance revenues in the first six months
of 2005 were approximately $7.8 million and in the first six months of 2004 were $7.5 million, an increase of $0.3 million, or 4.2%. The increase is attributed primarily to the increase in the number of long distance accounts in service, including the addition of 2,493 long distance accounts from our acquisition of two exchanges in North Carolina.

    Internet and Enhanced Data Services.    Revenues from Internet and
enhanced data services increased $1.9 million, or 19.7% to $11.7 million in the first six months of 2005 compared to $9.8 million in the first six months of 2004. The increase in revenues is attributable primarily to the increase in the number of DSL connections served in our RLEC operations. At June 30, 2005, our RLEC operations served 42,827 DSL connections compared to 34,254 at June 30, 2004, an increase of 8,573 connections, or 25.0%.

    Edge-Out Services.    Revenues from our edge-out services in the first
six months of 2005 were $5.3 million, a decrease of approximately $0.9 million, or 13.4%, from revenues of $6.2 million in the first six months of 2004. The decrease was attributable primarily to a $0.6 million decrease in local service revenues as the result of a decrease in the number of connections served. At June 30, 2005 and 2004, our edge-out services served approximately 11,812 and 14,012 voice access lines, respectively, representing a 15.7% decrease. Most of the decrease in voice access lines came from the loss of a single customer in the third quarter of 2004. In addition, revenues from enhanced data services provided in our edge-out services decreased $0.1 million, or 11.5%, in the first six months of 2005 compared to the first six months of 2004 as a result of a decrease in the number of high speed data connections in service. At June 30, 2005, our edge-out services served 653 connections compared to 675 connections at June 30, 2004, a decrease of 22 connections or 3.3%. Revenues from transport services were approximately $1.1 million in the first six months of 2005 and $1.3 million in the first six months of 2004, a decrease of $0.2 million. The decrease is attributed primarily to a decrease in fiber transport customers. We have found the fiber transport business to be extremely competitive and we are not actively expanding this line of business at this time. The main value being derived from our fiber optic network is through support for our dial-up, DSL and high-speed access services which require the use of our fiber optic network to connect to the Internet. Miscellaneous telecommunications revenues in our edge-out services increased $0.1 million in the first six months of 2005 when compared to the first six months of 2004.

    Miscellaneous Telecommunications Revenues.    Miscellaneous
telecommunications revenues were $8.1 million in the first six months of 2005, a decrease of $0.1 million, or 1.9%, compared to miscellaneous telecommunications revenues of $8.2 million in the first six months of 2004. The decrease in miscellaneous telecommunications revenues in the first six months of 2005 compared to the first six months of 2004 is attributed primarily to a decrease in revenues from a special construction project partially offset by a reduction in uncollectible expenses, which are included in miscellaneous telecommunications revenues.

    Operating Expenses

    Total operating expenses decreased approximately $5.5 million from $69.7 million, or 72.4% of total revenues in the first six months of 2004, to $64.2 million, or 67.1% of total revenues in the first six months of 2005. The decrease is attributable primarily to a decrease of $4.1 million in depreciation and amortization expenses and a $1.8 million decrease in long-term incentive plan expenses in the first six months of 2005 compared to the same period in 2004. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated. The decrease in long-term incentive plan expenses is attributed primarily to a significant reduction in the amount of new grants being made in recent quarters.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, increased to 28.6% in the first six months of 2005 from 27.9% in the first six months of 2004, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 20.8% in the first six months of 2004 to 19.0% in the first six months of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 23.7% in the first six months of 2004 to 19.6% in the first six months of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the six months ended June 30, 2005 were $53.9 million, a decrease of $4.5 million, or 7.7%, from operating expenses of $58.4 million in the six months ended June 30, 2004. Depreciation and amortization expense in the first six months of 2005 was $13.6 million, a decrease of $2.9 million, or 17.9%, from depreciation and amortization expense of $16.5 million in the first six months of 2004. The decrease was attributable to certain classes of assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations were approximately $23.7 million in the first six months of 2005 and in the first six months of 2004. In cost of services and sales, increases related to additional expenses for storm damage restoration in Alabama and higher access expenses from increased long distance minutes were offset by decreases in long-term incentive plan expenses, lower material and labor costs related to less activity on a special construction project and a reduction in expenses for DSL modems which are expensed at the time the DSL connection is placed in service. In the first six months of 2005, the number of DSL connections in service increased by 3,265 connections compared to an increase of 10,073 connections in the first six months of 2004. Selling, general and administrative expenses decreased approximately $1.5 million, or 8.2%, to $16.7 million in the first six months of 2005 from $18.2 million in the first six months of 2004, attributed primarily to a $1.5 million decrease in long-term incentive plan expenses.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services decreased approximately $1.0 million from $11.3 million in the first six months of 2004 to $10.3 million in the first six months of 2005, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $1.2 million, or 18.6%, to $5.1 million in the first six months of 2005 from $6.3 million in the first six months of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.5 million to $3.6 million in the first six months of 2005 from $3.1 million in the first six months of 2004. The increase is largely due to nonrecurring settlements from several disputes arising out of interconnection agreements that totaled approximately $0.6 million that reduced our cost of services and sales in the first six months of 2004. No comparable settlements were recognized in the first six months of 2005. Selling, general and administrative expenses decreased $0.4 million to $1.5 million in the first six months of 2005 from $1.9 million in the first six months of 2004.

    Net Operating Income

    Net operating income increased approximately $4.7 million from $26.7 million, or 27.7% of total revenues in the first six months of 2004 to $31.4 million, or 32.9% of total revenues in the first six months of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense and long-term incentive plan expenses in both the RLEC operations and the edge-out services. Net operating income in the RLEC operations increased $4.6 million, or 14.4%, to $36.4 million in the first six months of 2005 from $31.8 million in the first six months of 2004.

For the edge-out services, the net operating loss improved $0.1 million to $5.0 million in the first six months of 2005 from $5.1 million in the first six months of 2004.

    Interest Expense

    Interest expense decreased $1.8 million, or 5.8% to $28.5 million, or 29.9% of total revenues, in the first six months of 2005 from $30.3 million, or 31.4% of total revenues, in the first six months of 2004. Lower weighted average outstanding balances and lower weighted average interest rates on long-term debt with the RTFC resulted in a decrease of approximately $1.7 million in interest expense. Other interest expense, related primarily to certain income tax-related exposures, decreased approximately $0.1 million in the first six months of 2005.

    Other Income

    Other income in the first six months of 2005 was $2.0 million, an increase of $0.4 million, or 27.6%, from other income of $1.6 million in the first six months of 2004. Other income represented 2.1% and 1.7% of total revenues in the first six months of 2005 and 2004, respectively. The increase is due to an increase in interest income as a result of higher cash balances and an increase in accruals for dividends from the Rural Telephone Bank.

    Income Tax Expense

    Income tax expense was $2.3 million in the six months ended June 30, 2005 compared to an income tax expense of $1.7 million in the six months ended June 30, 2004, a change of $0.6 million. The change is attributed primarily to an increase in our pre-tax income in the first six months of 2005 compared to the first six months of 2004. In the first six months of 2005, our pre-tax income was approximately $4.9 million compared to a pre-tax loss of $2.0 million in the first six months of 2004, an improvement of $6.9 million. In addition, in the first quarter of 2005, we recorded a one-time accrual of approximately $0.9 million for state income tax expense related to a proposed audit adjustment from an audit by the Alabama Department of Revenue. We have appealed this finding. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment in the first quarter of 2005. In the second quarter of 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that certain refunds they had received were erroneous refunds that should be returned. As a result of these suits, we accrued approximately $2.0 million in income tax expense and $0.4 million in interest expense during the second quarter of 2004 related to these claims. We are vigorously defending ourselves against these suits. However, at this time, we are uncertain as to the outcome of the appeal of the adjustment from the audit by the Alabama Department of Revenue or the suits filed by the Department of Justice.

    Net Income (Loss)

    We reported net income of $2.7 million in the first six months of 2005, or 2.8% of total revenues. Our net income of $2.7 million was an improvement of $6.5 million from our net loss of $3.8 million, or 3.9% of total revenues, in the first six months of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $14.9 million in the first six months of 2005 compared to net income of $14.5 million in the first six months of 2004, an increase of $0.4 million, or 2.7%. For the six months ended June 30, 2005 and 2004, our edge-out services reported net losses of $12.2 million and $18.3 million, respectively, an improvement of $6.1 million.

Second Quarter Ended June 30, 2005 compared to Second Quarter Ended June 30,
2004
-----------------------------------------------------------------------------

    Revenues

    Total revenues for the second quarter ended June 30, 2005 were $47.7 million, a decrease of $0.1 million, or 0.2%, from $47.8 million for the second quarter ended June 30, 2004. Revenues in the RLEC operations were $45.1 million in the second quarter ended June 30, 2005 and $44.8 million in the second quarter ended June 30, 2004, an increase of $0.3 million, or 0.7%. In our edge-out services, revenues decreased $0.4 million, or 13.8%, to $2.6 million in the second quarter of 2005 compared to $3.0 million in the second quarter of 2004.

    Revenues from voice services, which are comprised of our revenues from provision of local services, which includes our network access revenues, and our revenues from provision of long distance services, as a percentage of total revenues, were approximately 73.9% and 74.6% for the second quarter ended June 30, 2005 and 2004, respectively.

    Local Services.    Revenues from local services, which are comprised
primarily of revenues from the provision of local telecommunication services to end users and network access services, were approximately 65.6% and 66.9% of total revenues for the second quarter ended June 30, 2005 and 2004, respectively.

    Local service revenues in the second quarter of 2005 were $31.3 million, a decrease of $0.7 million, or 2.2%, from local service revenues of $32.0 million in the second quarter of 2004. The decrease in local service revenues is attributed primarily to lower end user revenues and lower network access revenues as the result of a decrease in the number of voice access lines in service. Voice access lines in service decreased by 3,327 lines or 1.8% in the second quarter of 2005 compared to the second quarter of 2004. The decrease in local service revenues from the decrease in the number of voice access lines was partially offset by the 3,587 voice access lines acquired on April 30, 2005 as part of the acquisition of two exchanges in North Carolina. In addition, in the second quarter of 2004, network access revenues benefited from certain non-recurring revenues from wireless settlements. No comparable amounts were recognized in the second quarter of 2005.

    Long Distance Services. Long distance revenues in the second quarter of 2005 were approximately $4.0 million and in the second quarter of 2004 were approximately $3.7 million, an increase of $0.3 million, or 7.2%. The increase is attributed primarily to the increase in the number of long distance accounts in service, including the addition of 2,493 long distance accounts from our acquisition of two exchanges in North Carolina.

    Internet and Enhanced Data Services.    Revenues from Internet and
enhanced data services increased $1.0 million, or 20.2% to $5.9 million in the second quarter of 2005 compared to $4.9 million in the second quarter of 2004. The increase in revenues is attributable to the increase in the number of DSL connections served in our RLEC operations. DSL connections in service increased by 8,573 connections, or 25.0% in the second quarter of 2005 compared to the second quarter of 2004.

    Edge-Out Services.    Revenues from our edge-out services in the second
of 2005 were $2.6 million, a decrease of approximately $0.4 million, or 13.8%, from revenues of $3.0 million in the second quarter of 2004. The decrease was attributable primarily to a $0.3 million decrease in local service revenues as the result of a decrease in the number of connections served. At June 30, 2005 and 2004, our edge-out services served approximately 11,812 and 14,012 voice access lines, respectively, representing a 15.7% decrease. Most of the decrease in voice access lines came from the loss of a single customer in the third quarter of 2004. In addition, revenues from enhanced data services provided in our edge-out services decreased $0.1 million, or 11.6%, in the second quarter of 2005 compared to the second quarter of 2004 as a result of a decrease in the number of high speed data connections in service. Revenues from transport services decreased of $0.1 million.

    Miscellaneous Telecommunications Revenues.    Miscellaneous
telecommunications revenues were $3.9 million in the second quarter of 2005, a decrease of $0.2 million, or 5.4%, compared to miscellaneous telecommunications revenues of $4.1 million in the second quarter of 2004. The decrease in miscellaneous telecommunications revenues is attributed primarily to a decrease in revenues from a special construction project partially offset by a reduction in uncollectible expenses, which are included in miscellaneous telecommunications revenues.

    Operating Expenses

    Total operating expenses decreased approximately $2.4 million from $34.0 million, or 71.2% of total revenues in the second quarter of 2004, to $31.6 million, or 66.3% of total revenues in the second quarter of 2005. The decrease is attributable primarily to a decrease of $1.3 million in depreciation and amortization expense and a $1.3 million decrease in long-term incentive plan expenses in the second quarter of 2005 compared to the second quarter of 2004. The decrease in depreciation and amortization expense is largely due to certain assets becoming fully depreciated. The decrease in long-term incentive plan expenses is attributed primarily to a significant reduction in the amount of new grants being made in recent quarters.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, increased to 28.3% in the second quarter of 2005 from 28.1% in the second quarter of 2004, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 20.7% in the second quarter of 2004 to 18.2% in the second quarter of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 22.4% in the second quarter of 2004 to 19.8% in the second quarter of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the quarter ended June 30, 2005 were $26.5 million, a decrease of $2.2 million, or 7.5%, from operating expenses of $28.7 million in the quarter ended June 30, 2004. Depreciation and amortization expense in the second quarter of 2005 was $6.8 million, a decrease of $0.9 million, or 11.1%, from depreciation and amortization expense of $7.7 million in the second quarter of 2004. The decrease was attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations were approximately $11.8 million in the second quarter of 2005 compared to $12.1 million in the second quarter of 2004, a decrease of $0.3 million, or 2.9%. The decrease in cost of services and sales is attributed primarily to lower material and labor costs related to less activity on a special construction project and a reduction in expenses for DSL modems which are expensed at the time the DSL connection is placed in service. In the second quarter of 2005, the number of DSL connections in service increased by 970 connections compared to an increase of 3,608 connections in the second quarter of 2004. This decrease was partially offset by an increase in access expenses. Selling, general and administrative expenses decreased approximately $1.0 million, or 10.8%, to $7.9 million in the second quarter of 2005 from $8.9 million in the second quarter of 2004. The decrease is attributed primarily to a decrease in long-term incentive plan expenses.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services decreased approximately $0.2 million from $5.3 million in the second quarter of 2004 to $5.1 million in the second quarter of 2005, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $0.4 million, or 14.2%, to $2.6 million in the second quarter of 2005 from $3.0 million in the second quarter of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.5 million to $1.8 million in the second quarter of 2005 from $1.3 million in the second quarter of 2004. The increase is largely due to nonrecurring settlements from several disputes arising out of interconnection agreements that totaled approximately $0.6 million that reduced our cost of services and sales in the second quarter of 2004. No comparable settlements were recognized in the second quarter of 2005. Selling, general and administrative expenses decreased $0.2 million to $0.8 million in the second quarter of 2005 from $1.0 million in the second quarter of 2004 and is attributed primarily to a decrease in long-term incentive plan expenses.

    Net Operating Income

    Net operating income increased approximately $2.3 million from $13.8 million, or 28.8% of total revenues in the second quarter of 2004 to $16.1 million, or 33.7% of total revenues in the second quarter of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense and long-term incentive plan expenses in both the RLEC operations and the edge-out services. Net operating income in the RLEC operations increased $2.5 million, or 15.5%, to $18.6 million in the second quarter of 2005 from $16.1 million in the second quarter of 2004. For the edge-out services, the net operating loss was $2.5 million in the second quarter of 2005 and $2.4 million in the second quarter of 2004.

    Interest Expense

    Interest expense in the second quarter of 2005 was $14.1 million compared to $15.1 million in the second quarter of 2004, a decrease of $1.0 million, or 6.5%. Interest expense was 29.6% of total revenues in the second quarter of 2005 and 31.6% of total revenues in the second quarter of 2004. Lower weighted average outstanding balances and lower weighted average interest rates on long-term debt with the RTFC resulted in a decrease of approximately $0.9 million in interest expense.

    Other Income

    Other income in the second quarter of 2005 was $1.0 million, an increase of $0.3 million, or 38.9%, from other income of $0.7 million in the second quarter of 2004. Other income represented 2.1% and 1.5% of total revenues in the second quarter of 2005 and 2004, respectively. The increase is due to an increase in interest income as a result of higher cash balances and an increase in accruals for dividends from the Rural Telephone Bank.

    Income Tax Expense

    Income tax expense was $0.9 million in the quarter ended June 30, 2005 compared to income tax expense of $1.9 million in the quarter ended June 30, 2004, a change of $1.0 million. In the second quarter of 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that certain refunds they had received were erroneous refunds that should be returned. As a result of these suits, we accrued approximately $2.0 million in income tax expense in the second quarter of 2004. No comparable accruals were made in the second quarter of 2005. Partially offsetting this one-time accrual is an increase in our pre-tax income. In the second quarter of 2005, our pre-tax income was approximately $3.0 million compared to a pre-tax loss of $0.6 million in the second quarter of 2004, an improvement of $3.6 million.

    Net Income (Loss)

    We reported net income of $2.1 million in the second quarter of 2005, or 4.3% of total revenues. Our net income of $2.1 million was an improvement of $4.6 million from our net loss of $2.5 million, or 5.2% of total revenues, in the second quarter of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $6.4 million in the second quarter of 2005 compared to net income of $6.2 million in the second quarter of 2004, an increase of $0.2 million, or 2.5%. For the quarters ended June 30, 2005 and 2004, our edge-out services reported net losses of $4.3 million and $8.7 million, respectively, an improvement of $4.4 million.


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

    At June 30, 2005, we had total liquidity of $74.4 million, which consisted of cash and cash equivalents of $33.4 million and available borrowings under our lines of credit with the RTFC of $41.0 million. As discussed further below, on July 29, 2005, we completed a new $550.0 million credit facility with a syndicate of banks consisting of a seven-year, $475.0 million term loan and a seven-year, $75.0 million revolving line of credit provided by the RTFC. The $75.0 million revolver was undrawn at closing and is fully available to us for general business purposes.

    At June 30, 2005, we had positive working capital of approximately $11.2 million compared to a working capital deficit of $7.8 million at June 30, 2004, a change of $19.0 million. The change is attributable primarily to an increase in our cash balance of $7.5 million and a decrease of $8.7 million in our accounts payable and accrued expenses at June 30, 2005 compared to June 30, 2004. We believe our working capital position has been enhanced by our reduced schedule of principal payments as the result of the credit facility amendment with the RTFC entered into in July 2003. In addition, we have remained focused on implementing and maintaining operating improvements and efficiencies in our business processes to reduce our operating expenses as well as the execution of a disciplined approach to evaluating and making capital expenditures.

    Operating Activities. For the six months ended June 30, 2005 and 2004, we generated cash from operating activities of $14.2 million and $19.0 million, respectively, a decrease of $4.8 million. The decrease is attributed primarily to a $2.8 million increase in state and federal income tax payments, approximately $1.6 million in payments related to our registration statement filing and a $0.5 million increase in insurance premiums as a result of the timing of payment of associated premiums. In the first six months of 2005, changes in accounts payable and accrued expenses reflected a use of cash of $2.4 million whereas in the first six months of 2004, changes in accounts payable and accrued expenses resulted in a source of cash of $0.3 million. In addition, in the first six months of 2005, we paid certain premiums related to our property and casualty insurance policies at renewal whereas in the first six months of 2004, these premiums were deferred and paid over the corresponding months.

    Investing Activities. For the six months ended June 30, 2005, net cash used for investing activities was $10.6 million and consisted of $4.9 million in cash used for the purchase of telephone plant and equipment partially offset by cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $0.5 million. In addition, in the first six months of 2005, we purchased two exchanges located in North Carolina for approximately $6.3 million in cash. For the six months ended June 30, 2004, net cash used in investing activities was $6.9 million and consisted primarily of $8.3 million used for the purchase of telephone plant and equipment partially offset by $1.4 million in cash received from the redemption of subordinated capital certificates by the RTFC and $0.1 million from changes in other assets.

    Financing Activities. For the six months ended June 30, 2005, net cash used for financing activities consisted of $4.7 million used to retire long-term debt. For the six months ended June 30, 2004, net cash used for financing activities included $12.3 million used to retire long-term debt and $2.1 million for the repurchase of a portion of our 13.25% senior notes in the open market.


Long-Term Debt and Revolving Credit Facilities

    As of June 30, 2005, our secured loan facilities consisted of $417.2 million in term loans outstanding and $41.0 million in fully available revolving lines of credit. The loan facilities were provided by the RTFC and were primarily with the Company's indirect wholly-owned subsidiary, MRLTDF, under a loan agreement that was scheduled to mature in November 2016. In total, as of June 30, 2005, our weighted average interest rate on all RTFC term debt was 7.1%.

    On July 29, 2005, we entered into a new senior secured credit facility with a syndicate of banks providing a seven-year, $475.0 million term loan. In addition, as part of the new credit agreement, the RTFC provided a seven-year, $75.0 million revolving line of credit that was undrawn at closing and remains fully available. We used proceeds from the term loan of approximately $375.0 million, together with the RTFC's redemption of the $42.2 million in RTFC subordinated stock certificates we held, to repay the $417.2 million in term loans outstanding to the RTFC. In addition, the RTFC cancelled the two lines of credit at MRLTDF and Coastal Utilities that previously existed. We also paid the RTFC approximately $4.8 million for accrued interest on the term loans and $0.8 million for a fee for early repayment of certain fixed rate term loans which we recognized as loss on extinguishment of debt.

    With the remaining proceeds of the new term loan and cash we had on hand, we will voluntarily redeem $102.0 million of our outstanding senior notes. After the transaction closed, we issued a notice to our senior noteholders of our intent to voluntarily redeem $102.0 million in senior notes on August 29, 2005 for a redemption price of 106.625% of par value plus accrued interest. In addition, at the closing of the new credit facility, we paid approximately $2.9 million in origination fees for the new term loan and the new revolving line of credit and $0.5 million for other loan related expenses, which represented a portion of our fees and expenses related to this transaction.

    Our new term loan bears variable interest, at our option, at either (a) a base rate, as defined in the credit agreement, plus 1.5% or (b) a London interbank offered rate ("LIBOR") plus 2.5%. Interest is payable quarterly. Although our new term loan initially bore interest at the base rate option, we converted the interest rate to the LIBOR rate option effective August 3, 2005. Our interest rate on the term loan as of August 4, 2005 was 6.04%.
The new credit agreement requires us to enter into interest rate hedge agreements within six months of the closing date of the transaction that cover a minimum of 50% of the combined principal amount of our long-term debt and MRTC's long-term debt for a minimum period of two years from July 29, 2005. We are currently evaluating hedging options with various banks and expect to enter into hedging agreements within the allowed time period.

    As part of the transaction, the RTFC provided a new $75.0 million revolving line of credit. Our line of credit bears interest that is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum (8.05% at August 4, 2005). The line of credit remains undrawn and is fully available to us for general business purposes.

    Our new term loan has no scheduled amortization of principal until the maturity of the credit agreement in July 2012. However, under our credit agreement, we are permitted to make voluntary prepayments of the term loan and revolving line of credit without premium or penalty, other than standard breakage costs related to any hedging obligations. Subject to certain conditions and exceptions, we will be required to make mandatory repayments of borrowings under the term loan and then under the revolving credit facility with (i) the net cash proceeds from the sale or disposition of certain assets, (ii) the net cash proceeds from certain debt and equity issuances and (iii) 50% of our net excess cash flow as defined in the credit agreement.

    We are permitted under our credit agreement to use 100% of our gross excess cash flow, as defined in the credit agreement, to repay the remaining outstanding senior notes, and, subject to limitations contained in our senior note indenture, make distributions to MRTC to be used to repay its long-term debt. In addition, beginning January 1, 2007, if our total leverage ratio, as defined in the credit agreement, is between 4.5 to 1.0 and 5.0 to 1.0, MRTC may pay dividends in amounts up to 50% of gross excess cash flow and if our total leverage ratio is below 4.5 to 1.0, MRTC may pay dividends in amounts up to 100% of gross excess cash flow.

    Under the terms of the credit agreement, we are required to comply with certain financial ratios and administrative and financial covenants. We are, among other things, restricted in our ability to (i) incur additional indebtedness, (ii) make restricted payments or pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates.

   The credit facility is secured by a first mortgage lien on our operating assets and revenues and those of MRTC and our first-tier, wholly-owned subsidiaries, Madison River Holdings Corp., Madison River Finance Corp. and Madison River Communications, LLC (collectively, the "Loan Parties"). In addition, MRTC and our first-tier, wholly-owned subsidiaries have guaranteed the credit facility and each Loan Party has pledged the equity interests in each wholly-owned subsidiary that it owns in support of the credit facility.

    We have $198.0 million of 13.25% senior notes outstanding that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. Using a portion of the proceeds from the new credit facility and a portion of our cash on hand, we will redeem $102.0 million of these senior notes at a redemption price of 106.625% plus accrued interest on August 29, 2005. After this redemption, we will have $96.0 million in senior notes outstanding. As discussed above, under our new credit agreement, we have the ability to repurchase additional senior notes on the open market or voluntarily redeem senior notes.

    We remain subject to the terms of our indenture that governs the senior notes and, accordingly, must comply with certain financial and administrative covenants contained in the indenture. We are, among other things, restricted in our ability to (i) incur additional indebtedness, (ii) pay dividends,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At June 30, 2005, we were in compliance with the terms of our indenture.

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

    Coastal Communications, Inc. redeemed 30 shares of Series A Stock retained by the Coastal shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction in April 2002. Under the terms of the amended shareholders' agreement, the Coastal shareholders have the right to require Coastal Communications, Inc. to redeem their remaining shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Accordingly, the Coastal shareholders put 30 shares of Series A stock to Coastal Communications, Inc. in June 2003 and July 2004 and, in each case, Coastal Communications, Inc. redeemed the shares for approximately $1.0 million shortly thereafter. The Coastal shareholders, who continue to hold 90 shares of Series A stock, put an additional 30 shares to Coastal Communications, Inc. effective July 31, 2005 which we intend to redeem in August 2005. Under the terms of the agreement, we may at any time require the Coastal shareholders to sell their shares of Series A stock to us for a purchase price of $33,333.33 per share.

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

    During 2004, the Alabama Department of Revenue performed an audit of the 2002 and 2001 combined state income tax returns filed by our subsidiary, Gulf Coast Services, Inc., with the State of Alabama. For 2002, as permitted under Alabama's income tax regulations, Gulf Coast Services, Inc. filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March, 2005, the Alabama Department of Revenue issued a Notice of Preliminary Assessment, or the Alabama Notice, based on its audit findings in which it contends that we lacked the necessary nexus to file our 2002 state income tax return on a combined basis. The Alabama Notice would not result in any additional taxes being due for 2002 due to offsetting adjustments. However, if this Alabama Notice is allowed to stand after appeals, our state income tax liability to Alabama will increase for tax years subsequent to 2002. For 2003, we filed a combined return using the same basis as 2002 and accordingly, this return would be amended to reflect the findings in the Alabama Notice if our appeals are unsuccessful. As such, upon receiving the Alabama Notice in the first quarter of 2005, we accrued a contingent state income tax liability of approximately $0.9 million to recognize the additional income tax expense for 2003 that would be due if a combined return was not filed. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment. For 2004, in establishing our liability for state income taxes, we did not recognize a benefit from the filing of a combined return which resulted in an accrual of state income taxes of approximately $1.4 million.

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

Capital and Liquidity Requirements
----------------------------------

    Our working capital needs, our debt service requirements and our capital expenditures are primarily funded with our cash flow from operations. Our other primary source of liquidity is our $75.0 million undrawn revolving line of credit with the RTFC.

    As discussed above, on July 29, 2005, we completed a new $550.0 million credit facility with a syndicate of banks consisting of a $475.0 million term loan and a $75.0 million revolving line of credit. We believe that this transaction will significantly improve our liquidity going forward, primarily from a reduction in our interest expense. As of August 4, 2005, our term loan bears interest at 6.04%. We intend to enter into one or more hedging agreements with banks to effectively fix the interest rate on a portion of our new term loan. Management is currently reviewing various options and strategies and has until January 29, 2006 to enter into hedging agreements that meet the requirements of the new credit agreement.

    Proceeds from the $475.0 million term loan, combined with the redemption of our $42.2 million of RTFC subordinated stock certificates, were used to retire our $417.2 million in outstanding term debt with the RTFC which bore a weighted average interest rate of 7.1% at June 30, 2005. In addition, on August 29, 2005, we intend to redeem approximately $102.0 million of our outstanding 13.25% senior notes. By fully retiring our outstanding debt with the RTFC and the subsequent redemption of our senior notes, our weighted average interest rate on our long-term debt will decrease. The cash we require to service the interest on our long-term debt will decrease significantly from current levels. The amount of this decrease will depend upon the variability in interest rates and the terms of any hedging agreements that we become a party to. In addition, we expect that our interest expense will decrease further as we repurchase additional senior notes from our excess cash flow as permitted under our credit agreement.

    In addition, by repaying the outstanding term loans to the RTFC, we have eliminated the $9.4 million in annual scheduled principal payments required by our long-term debt agreement with the RTFC. Our new credit agreement does not contain any scheduled principal amortization of the new term loan. We do have requirements for certain mandatory prepayments of the term loan, including a requirement that 50% of our net excess cash flow be used to repay the term loan. Our net excess cash flow is our gross excess cash flow, as defined in the credit agreement, less payments made to repay other long-term debt and in certain instances, payments of dividends. In the next twelve months, we believe that we will use 100% of our gross excess cash flow to repay long-term debt, including the senior notes, and therefore we do not anticipate making any mandatory prepayments of the new term loan with our net excess cash flow.

    As we repay our higher cost long-term debt and our interest expense decreases, we expect our cash paid for income taxes will increase as a result.

    Although we anticipate using our excess cash flow to opportunistically purchase, redeem or repay our higher cost long-term debt, we are uncertain as to the timing and extent of these payments. Factors that will impact our purchase, redemption or repayments, among others, are the results of our operations and generation of cash flow from our business, market conditions for our senior notes, other transactions that we may execute, the terms of our new credit agreement and the terms of our senior note indenture. Therefore, we expect that our cash balance may increase or decrease from period to period.

    In the near term, we expect that our primary uses of cash will include:

  * repayments of our long-term debt, including open market purchases of our senior notes;
  * interest payments on our long-term debt;
  * payment of income taxes;
  * the maintenance and growth of our telephone plant and network infrastructure;
  * funding redemptions of Series A stock put to CCI per the terms of a shareholders agreement with the former shareholders of Coastal Utilities, Inc.;
  * the maintenance, upgrade and integration of operating support systems and other automated back office systems;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel and related expenses.

    We currently estimate that capital expenditures in 2005 will be approximately $13.3 million. For 2004, our capital expenditures were approximately $14.6 million, which included approximately $2.6 million in capital expenditures to replace certain telephone and plant equipment, primarily our transmission and distribution facilities used to serve the coastal areas of our RLEC operations in Alabama, as a result of damages from Hurricane Ivan. For the years ended December 31, 2003 and 2002, our capital expenditures were approximately $12.2 million and $12.3 million, respectively. Our use of cash for capital expenditures in 2004, 2003 and 2002 was significantly less than we have incurred in years prior to 2002. This is a result of several factors. First, we invested a significant amount in capital additions during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. A large portion of our capital expenditures in 2004 have been directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. In 2004 and 2005, the demand for use of capital in the expansion of our telephone plant and network facilities has been assessed and will continue to be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We recently entered into an agreement with the National Rural Telecommunications Cooperative that will allow us to offer DIRECTV satellite television service to our customers. This agreement will not require us to make any significant capital expenditures to provide this service.

    Effective January 1, 2005, we converted from being treated as a partnership for federal and state income tax purposes to a C corporation. Accordingly, rather than passing through our income, losses and credits to MRTC, we will begin filing a consolidated federal income tax return with our subsidiaries pursuant to tax sharing agreements we will enter into with those subsidiaries. In addition, we will begin filing the appropriate state income tax returns. Prior to this conversion, our corporate subsidiary, MRH, filed a consolidated federal income tax return on behalf of itself and its corporate subsidiaries. We do not expect this conversion will have a material impact on financial position, results of operations or cash flows though we do anticipate that the amount of cash paid for income taxes will increase as the result of the decrease in our interest expense from our debt refinancing.

    Based on our business plan, we currently project that cash and cash equivalents on hand, available borrowings under our $75.0 million revolving line of credit and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future operating cash requirements will depend on many factors, including, among others:

  * the outcome of current litigation with the Department of Justice regarding the claim that two of our subsidiaries received erroneous refunds;
  * the extent to which we consummate any significant additional acquisitions;
  * our success in maintaining a net positive cash flow in our edge-out operations;
  * the demand for our services in our existing markets;
  * the increase in competitive services in our existing markets for voice and broadband services;
  * our ability to acquire, maintain, develop, upgrade and integrate the necessary operating support systems and other back office systems; and
  * regulatory, technological and competitive developments.

    To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, including additional borrowings under our new credit facilities, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot assure you that we will generate sufficient cash flow from operations in the future or that future borrowings or other financings will be available to us in amounts sufficient to provide adequate working capital, service our indebtedness, make anticipated capital expenditures or pay income taxes. Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our financial condition or results of operations.

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


Proposed Initial Public Offering of Common Stock by Madison River
Communications Corp. and Related Transactions

    On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to Madison River Telephone Company, LLC, our parent, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

    The consummation of the initial public offering is subject to various contingencies, including market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all.


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

    After our debt refinancing on July 29, 2005, our outstanding long-term debt consists of a $475.0 million term loan bearing a variable interest rate (6.04% as of August 4, 2005) and $198.0 million of senior notes with a stated fixed interest rate of 13.25%. We intend to enter into hedging agreements with one or more banks to fix the interest rate on a portion of our term loan and we are currently reviewing our options. We are uncertain at this time what the timing or terms of the hedging agreements will be or the extent to which we will hedge our term loan. Therefore, until the hedging agreements are in place, we are subject to interest rate market risk if interest rates rise. A one percent increase in interest rates would result in an increase in our interest expense of approximately $4.8 million. We are not subject to interest rate market risk on our senior notes.


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


                                      MADISON RIVER CAPITAL, LLC

Date:  August 4, 2005                 /s/  PAUL H. SUNU
                                      ---------------------------------------
                                      Name:  Paul H. Sunu
                                      Title:  Managing Director, Chief
                                              Financial Officer and Secretary

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