Form 10-Q
period 2005-09-30
MADISON RIVER CAPITAL LLC
filed 2005-11-07
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   September 30, 2005
                                      ----------------------

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes         No   X
                                                ---         ---

As of November 2, 2005, the Registrant had 211,583,892 Class A member interests outstanding. All member interests are owned by Madison River Telephone Company, LLC.
=============================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - September 30, 2005 (Unaudited)
            and December 31, 2004............................................................1
          Condensed Consolidated Statements of Operations (Unaudited)
            - Three and Nine Months Ended September 30, 2005 and 2004........................2
          Condensed Consolidated Statement of Member's Capital (Unaudited) - Nine
            Months Ended September 30, 2005..................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
            Months Ended September 30, 2005 and 2004.........................................4
          Notes to Condensed Consolidated Financial Statements (Unaudited)...................5

Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................12
Item  3.  Quantitative and Qualitative Disclosures About Market Risk........................32
Item  4.  Controls and Procedures...........................................................33



Part II - Other Information

Item  6.  Exhibits..........................................................................33
Signature...................................................................................33

                                    Part I

ITEM 1 - FINANCIAL STATEMENTS

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  September 30, 2005     December 31, 2004
                                                                  ------------------     -----------------
Assets                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   21,177             $   34,486
  Accounts receivable, less allowance for uncollectible accounts
    of $870 and $1,416 in 2005 and 2004, respectively                    10,230                  9,855
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,275 and $1,310
    in 2005 and 2004, respectively                                        6,630                  5,862
  Inventories                                                               534                    644
  Rural Telephone Finance Cooperative stock to be redeemed                 -                       469
  Rural Telephone Finance Cooperative patronage capital receivable        1,725                  2,910
  Other current assets                                                    4,403                  3,810
                                                                      ---------              ---------

    Total current assets                                                 44,699                 58,036
                                                                      ---------              ---------


Telephone plant and equipment                                           496,369                484,608
Less accumulated depreciation and amortization                         (217,322)              (191,715)
                                                                      ---------              ---------


  Telephone plant and equipment, net                                    279,047                292,893
                                                                      ---------              ---------


Other assets:
  Rural Telephone Bank stock, at cost                                    10,079                 10,079
  Rural Telephone Finance Cooperative stock, at cost                       -                    42,190
  Goodwill                                                              366,332                366,332
  Other assets                                                           14,560                 11,474
                                                                      ---------              ---------

    Total other assets                                                  390,971                430,075
                                                                      ---------              ---------


    Total assets                                                     $  714,717             $  781,004
                                                                      =========              =========


Liabilities and member's capital
Current liabilities:
  Accounts payable                                                   $      691             $    1,753
  Accrued expenses                                                       22,512                 32,048
  Other current liabilities                                               6,851                  6,306
  Current portion of long-term debt                                        -                     9,385
                                                                      ---------              ---------


    Total current liabilities                                            30,054                 49,492
                                                                      ---------              ---------


Noncurrent liabilities:
  Long-term debt                                                        570,210                608,691
  Other liabilities                                                      70,487                 78,268
                                                                      ---------              ---------

    Total noncurrent liabilities                                        640,697                686,959
                                                                      ---------              ---------


    Total liabilities                                                   670,751                736,451

Member's capital:
  Member's interest                                                     251,684                251,684
  Accumulated deficit                                                  (203,525)              (202,938)
  Accumulated other comprehensive loss                                   (4,193)                (4,193)
                                                                      ---------              ---------

    Total member's capital                                               43,966                 44,553
                                                                      ---------              ---------


    Total liabilities and member's capital                           $  714,717             $  781,004
                                                                      =========              =========





             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)

                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                         --------------------------------    -------------------------------
                                             2005              2004               2005            2004
                                             ----              ----               ----            ----
Operating revenues:
  Local services                          $  32,786         $  34,347          $   95,442      $   99,014
  Long distance services                      3,990             3,783              11,825          11,299
  Internet and enhanced data services         6,112             5,361              17,824          15,146
  Edge-out services                           2,574             2,883               7,944           9,084
  Miscellaneous telecommunications
   services and equipment                     3,767             4,113              11,828          12,327
                                           --------          --------           ---------       ---------

     Total operating revenues                49,229            50,487             144,863         146,870
                                           --------          --------           ---------       ---------


Operating expenses:
  Cost of services (exclusive of
   depreciation and amortization)            15,100            16,176              42,407          43,038
  Depreciation and amortization               9,266            10,173              27,962          32,989
  Selling, general and administrative
   expenses                                   9,072            10,257              27,264          30,313
                                           --------          --------           ---------       ---------

     Total operating expenses                33,438            36,606              97,633         106,340
                                           --------          --------           ---------       ---------


Net operating income                         15,791            13,881              47,230          40,530

Interest expense                            (13,193)          (14,971)            (41,735)        (45,258)
Realized loss on extinguishment
  of long-term debt                         (10,037)             -                (10,037)           (212)
Other income, net                             1,402               779               3,433           2,583
                                           --------          --------           ---------       ---------


Loss before income taxes                     (6,037)             (311)             (1,109)         (2,357)

Income tax benefit (expense)                  2,785             1,513                 522            (215)
                                           --------          --------           ---------       ---------


Net (loss) income                         $  (3,252)        $   1,202          $     (587)     $   (2,572)
                                           ========          ========           =========       =========






             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit          Loss         Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2004                       $  251,684     $  (202,938)    $   (4,193)   $  44,553
  Net loss                                               -               (587)          -            (587)
                                                    ---------      ----------      ---------     --------

Balance at September 30, 2005                      $  251,684     $  (203,525)    $   (4,193)   $  43,966
                                                    =========      ==========      =========     ========






             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            2005               2004
                                                                        ------------       ------------
Operating activities
Net cash provided by operating activities                                $   19,261         $   21,386
                                                                          ---------          ---------


Investing activities
Purchases of telephone plant and equipment                                   (7,640)           (11,661)
Acquisition of rural local telephone exchanges                               (6,294)              -
Redemption of Rural Telephone Finance Cooperative stock, net                 42,659              1,354
Change in other assets                                                           57              1,221
                                                                          ---------          ---------


Net cash used for investing activities                                       28,782             (9,086)
                                                                          ---------          ---------


Financing activities
Net proceeds from issuance of long-term debt                                471,062               -
Repayments of long-term debt                                               (531,414)           (14,650)
Redemption of minority interest                                              (1,000)            (1,000)
Repurchase of outstanding 13.25% senior notes                                  -                (2,140)
                                                                          ---------          ---------

Net cash used for financing activities                                      (61,352)           (17,790)
                                                                          ---------          ---------


Net decrease in cash and cash equivalents                                   (13,309)            (5,490)

Cash and cash equivalents at beginning of year                               34,486             28,143
                                                                          ---------          ---------


Cash and cash equivalents at end of nine month period                    $   21,177         $   22,653
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


    The Company offers a variety of telecommunications services to business and residential customers in the Southeast and Midwest regions of the United States including local and long distance voice services, Internet access services, high-speed data and fiber transport. The Company was founded for the primary purpose of the acquisition, integration and operation of rural local exchange telephone companies, or RLECs. Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served 225,230 voice access and broadband connections as of September 30, 2005.


    The Company's RLECs manage and operate edge-out competitive local exchange carrier, or CLEC, businesses in markets in North Carolina, Illinois and Louisiana, and provide fiber transport services to other businesses, primarily in the Southeast. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At September 30, 2005, the EOS operations served 12,431 voice access and high-speed data connections.



2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as follows:


  * Madison River Finance Corp. ("MRF"), a wholly-owned subsidiary
  * Gallatin River Holdings, LLC and its subsidiary ("GRH"), a wholly-owned subsidiary
  * Madison River Communications, LLC and its subsidiary ("MRC"), a wholly-owned subsidiary

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

      * Coastal Communications, Inc. and its subsidiaries ("CCI"), a majority-owned subsidiary

      * Madison River Management, LLC ("MRM"), a wholly-owned subsidiary

    * Madison River Long Distance Solutions, Inc. ("MRLDS"), a wholly-owned subsidiary

    * Mebtel Long Distance Solutions, Inc. ("MLDS"), a wholly-owned subsidiary


    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2004. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The amounts presented in the condensed consolidated balance sheet as of December 31, 2004 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

    Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income (loss) or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)


3.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:

                                         September 30,       December 31,
                                             2005                2004
                                         -------------       ------------
                                                (in thousands)
  Land, buildings and general equipment   $   55,365          $   54,485
  Central office equipment                   170,835             165,744
  Poles, wires, cables and conduit           242,427             237,509
  Leasehold improvements                       2,541               2,541
  Software                                    18,200              18,522
  Construction-in-process                      7,001               5,807
                                           ---------           ---------

    Total telephone plant and equipment   $  496,369          $  484,608
                                           =========           =========


4.  RESTRUCTURING CHARGE

    As of September 30, 2005, the following amounts were recorded related to the restructuring charges recognized by the Company in the third quarter of 2002 and the fourth quarter of 2001:


                                 Balance at            2005            Balance at
                              December 31, 2004      payments      September 30, 2005
                              -----------------      --------      ------------------

                                                  (in thousands)

  Future lease obligations        $    540            $  187          $    353
  Legal related expenses                31                -                 31
                                   -------             -----           -------

                                  $    571            $  187          $    384
                                   =======             =====           =======




    The remaining liability as of September 30, 2005 is recorded as $0.2 million in accrued expenses and $0.2 million in other long-term liabilities.

5.  BENEFIT PLANS

    The Company's net periodic benefit costs for the pension plan for the third quarter and nine months ended September 30, 2005 and 2004 are as follows:


                                         Third quarter ended                  Nine months ended
                                    ------------------------------      ------------------------------
                                    September 30,    September 30,      September 30,    September 30,
                                         2005             2004               2005             2004
                                    -------------    -------------      -------------    -------------
                                                              (in thousands)
   Service cost                       $    89          $    98            $    287         $    294
   Interest cost                          200              187                 592              560
   Expected return on plan assets        (244)            (190)               (666)            (569)
   Amortization of net loss                46               79                 154              238
                                       ------           ------             -------          -------

   Total net periodic benefit cost    $    91          $   174            $    367         $    523
                                       ======           ======             =======          =======




    The Company's net periodic benefit costs for the other postretirement benefit plans for the third quarter and nine months ended September 30, 2005 and 2004 are as follows:


                                         Third quarter ended                  Nine months ended
                                    ------------------------------      ------------------------------
                                    September 30,    September 30,      September 30,    September 30,
                                         2005             2004               2005             2004
                                    -------------    -------------      -------------    -------------
                                                              (in thousands)
   Service cost                       $    26          $    15            $     57         $     41
   Interest cost                           21               27                  76               80
   Amortization of net gain               (57)             (78)               (149)            (151)
   Amortization of prior service cost     (26)             (22)                (79)             (64)
                                       ------           ------             -------          -------

   Total net periodic benefit cost    $   (36)         $   (58)           $    (95)        $    (94)
                                       ======           ======             =======          =======




    The Company made a contribution of $1.1 million to its pension plan in the second quarter of 2005. The Company does not expect to make any additional contributions in 2005.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)


6.  LONG-TERM DEBT AND LINES OF CREDIT

    Long-term debt and lines of credit outstanding consist of the following at:

                                                                             September 30,    December 31,
                                                                                 2005             2004
                                                                             -------------    ------------
                                                                                     (in thousands)

Senior secured note payable to banks maturing July 2012, bearing variable
  interest of 6.22% at September 30, 2005.                                     $   475,000      $     -
RTFC notes payable, repaid in July 2005.                                              -            421,900
Unsecured 13.25% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount
  of $790 and $1,824, respectively.                                                 95,210         196,176
                                                                                ----------       ---------

                                                                                   570,210         618,076
Less current portion                                                                  -              9,385
                                                                                ----------       ---------

                                                                               $   570,210      $  608,691
                                                                                ==========       =========


    As of December 31, 2004, the Company's secured loan facilities consisted of $421.9 million in outstanding term loans and $41.0 million in fully available revolving lines of credit with the Rural Telephone Finance Cooperative (the "RTFC") and were primarily obligations of the Company's indirect wholly-owned subsidiary, MRLTDF, under a loan agreement that was scheduled to mature in November 2016. On July 29, 2005, the Company entered into a new senior secured credit facility with a syndicate of banks providing a seven-year, $475.0 million term loan. Also under this credit facility, the RTFC provided a seven-year, $75.0 million revolving line of credit that was undrawn at September 30, 2005. Approximately $375.0 million of the proceeds from the term loan, together with the RTFC's redemption of the Company's $42.2 million in RTFC subordinated stock certificates, were used to repay the $417.2 million in RTFC term loans outstanding. The Company also paid the RTFC approximately $4.8 million in accrued interest and $0.8 million as a fee for early repayment of certain fixed rate term loans. The Company recorded this fee as a loss on extinguishment of long-term debt. Upon repayment of the outstanding term loans and concurrent with the provision of the new $75.0 million line of credit, the RTFC cancelled the two lines of credit totaling $41.0 million that previously existed. With the remaining proceeds of the new term loan and cash on hand, the Company voluntarily redeemed $102.0 million of its outstanding 13.25% senior notes due 2010 on August 29, 2005 for a redemption price of 106.625% of the aggregate principal amount of senior notes redeemed plus accrued interest. The Company recorded the premium paid to redeem the senior notes of approximately $6.8 million and the writeoff of approximately $1.7 million in unamortized debt issuance costs and $0.8 million in unamortized discount related to the redeemed senior notes as a loss on extinguishment of long-term debt. As part of the transaction, the Company paid approximately $2.9 million in origination fees for the new term loan and the new revolving line of credit and approximately $1.3 million for legal, accounting and other loan related expenses which have been capitalized as debt issuance costs and will be amortized over seven years, the life of the credit facility.


    The new term loan bears variable interest, at the Company's option, at either (a) a base rate, as defined in the credit agreement, plus 1.5% or (b) a London interbank offered rate ("LIBOR") plus 2.5%. The Company converted the interest rate to the LIBOR rate option effective August 3, 2005. The new credit agreement required the Company to enter into interest rate hedge agreements within six months of the closing date of the transaction that cover a minimum of 50% of the principal amount of the Company's and MRTC's combined long-term debt for a period of two years from July 29, 2005. During October 2005, the Company entered into three interest rate swap agreements to fix the interest rate on $350.0 million of its new credit facility at an effective rate of approximately 7.22% for a period of four years. The interest rate on the $125.0 million variable portion of its term loan, effective until January 6, 2006, is 6.59%. Accordingly, as of October 21, 2005, the Company's weighted average interest rate on its new credit facility was 7.06%. As of June 30, 2005, the Company's weighted average interest rate on its RTFC term debt was approximately 7.08%.


    The new $75.0 million revolving line of credit is with the RTFC and bears interest that is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum (8.4% at October 21, 2005). As of September 30, 2005, the line of credit was undrawn and fully available to the Company for general corporate purposes.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)



6.  LONG-TERM DEBT AND LINES OF CREDIT, Continued


    The new term loan has no scheduled principal payments until maturity of the credit agreement in July 2012. However, the Company is permitted under the credit agreement to make voluntary prepayments of the term loan and revolving line of credit without premium or penalty at any time. Subject to certain conditions and exceptions, the Company will be required to make mandatory repayments of borrowings under the term loan and then under the revolving credit facility with (i) the net cash proceeds from sales or dispositions of certain assets, (ii) the net cash proceeds from certain debt and equity issuances and (iii) 50% of its net excess cash flow as defined in the credit agreement. The Company may be subject to standard breakage costs under its hedging obligations if it chooses to unwind its swaps prior to their maturity.


    The credit agreement permits the Company to use 100% of its gross excess cash flow, as defined in the credit agreement, to repay the remaining senior notes, and, subject to limitations in the senior note indenture, make distributions to MRTC to be used to repay its long-term debt. In addition, beginning January 1, 2007, if the total leverage ratio, as defined in the credit agreement, is between 4.5 to 1.0 and 5.0 to 1.0, MRTC may pay dividends in amounts up to 50% of gross excess cash flow and if the total leverage ratio is below 4.5 to 1.0, MRTC may pay dividends in amounts up to 100% of gross excess cash flow.


    Under the terms of the credit agreement, the Company must comply with certain financial ratios and administrative and financial covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) make restricted payments or pay dividends,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At September 30, 2005, the Company was in compliance with the terms of the credit agreement.


   The credit facility is secured by a first mortgage lien on the operating assets and revenues of the Company and those of MRTC and the Company's first-tier, wholly-owned subsidiaries: MRH, MRF and MRC (collectively, the "Loan Parties"). In addition to the Company, the remaining Loan Parties have guaranteed the credit facility and each Loan Party has pledged the equity interests in each wholly-owned subsidiary that it owns in support of the credit facility.


    At September 30, 2005, the Company had $96.0 million of 13.25% senior notes outstanding that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. As discussed above, under the new credit agreement, the Company has the ability to repurchase additional senior notes on the open market or voluntarily redeem its senior notes. Accordingly, on October 12, 2005, the Company issued a notice of redemption to its noteholders of its intent to voluntarily redeem $12.0 million in senior notes from cash on hand on November 11, 2005 for a redemption price of 106.625% of par value plus accrued interest.


    The Company remains subject to the terms of the indenture that governs the senior notes and, accordingly, must comply with certain financial and administrative covenants contained in the indenture. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness,
(ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At September 30, 2005, the Company was in compliance with the terms of its indenture.

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


    During 2004, the Alabama Department of Revenue ("ALDOR") performed an audit of the 2002 and 2001 combined state income tax returns filed by the Company's subsidiary, GCSI, with the State of Alabama. For 2002, as permitted under Alabama's income tax regulations, GCSI filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March 2005, the ALDOR issued a Notice of Preliminary Assessment (the "Alabama Notice"), based on its audit findings in which it contended that some of the Company's subsidiaries lacked the necessary nexus to be combined into the 2002 Alabama state income tax return. Upon further review and discussions with the ALDOR, the Company has agreed to reverse it position regarding consolidation of certain subsidiaries for the 2002 return only. In addition, the ALDOR has agreed to allow an offsetting adjustment in the 2002 return that will result in no additional payments for the 2002 tax
year.   Based on this change in position, the Company received correspondence from the ALDOR in October 2005 indicating the Preliminary Assessment had been dismissed. The Company's settlement with the ALDOR does not prejudice its consolidation of the subsidiaries with Alabama operations in subsequent returns, and as the Company believes its nexus position is more favorable in 2003, it has not made any changes to the consolidation of the subsidiaries of the Company with Alabama operations in the 2003 return. For 2003, the Company filed a combined return using the same basis as 2002. The ALDOR has indicated that it intends review the Company's 2003 return. In 2005, the Company accrued a contingent income tax liability of approximately $0.6 million to recognize the additional income tax expense for 2003 that would be due if a combined return was not filed. The Company also accrued approximately $0.1 million for potential interest expense related to this income tax assessment. For 2004, in establishing its liability for income taxes, the Company did not recognize a benefit from the filing of a combined return. The Company continues to respond to the Alabama Department of Revenue's requests for information. At this time, the Company is uncertain as to the outcome of this matter.


    During 2002, the Company amended certain prior year income tax returns that resulted in refunds to the Company of approximately $7.8 million. The Company received the refunds in 2002 and recorded them as deferred income tax liabilities. In the fourth quarter of 2003, the Internal Revenue Service ("IRS") formally notified the Company that its position taken in the amended tax returns was disallowed. The refunds impacted by this IRS notification totaled approximately $5.1 million and these amounts are reflected as deferred income tax liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company believes its position is appropriate under current tax laws and intends to vigorously defend the position taken in its amended income tax returns. The Company is uncertain at this time as to the timing of the resolution of this matter or if it will prevail in the defense of its position taken in the amended income tax returns.


    In the fourth quarter of 2003, the Company recognized the remaining $2.7 million in refunds from the amendment of certain 1998 income tax returns as an income tax benefit after being advised that the statute of limitations for audit adjustments to the 1998 income tax returns had expired. These refunds were not included in the IRS notification. However, in June 2004, the Department of Justice filed lawsuits against two of the Company's subsidiaries claiming that these were erroneous refunds of income taxes that our subsidiaries received which the United States of America is entitled to have returned. The amount of alleged erroneous refunds being sought in the lawsuits and related interest expense total approximately $2.9 million. In the first quarter of 2004, as the result of certain income tax audit adjustments made related to the examination of a separate year, the Company paid approximately $0.9 million of these claims. Accordingly, to recognize its potential exposure under the lawsuits, the Company accrued the remaining $2.1 million as income tax expense in addition to $0.4 million in related interest expense during the second quarter of 2004. The Company continues to accrue interest quarterly related to this exposure. The Company believes that its position taken in the amended income tax returns was appropriate under current tax laws and the Company intends to vigorously defend against these claims. The Company is uncertain at this time as to the ultimate outcome of this matter. The Company has been audited by federal tax authorities through 2001. The federal tax returns for 2002 and 2003 remain open for audits.

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


    The Company's two reportable segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States. The following tables summarize the revenues and net operating income for each segment for the three-month and nine-month periods ended September 30, 2005 and 2004:

                                       Three Month Period Ended           Nine Month Period Ended
                                     -----------------------------     -----------------------------
                                     September 30,   September 30,     September 30,   September 30,
                                          2005            2004              2005            2004
                                     -------------   -------------     -------------   -------------
                                                              (in thousands)
     Total revenues
       RLEC operations                 $  47,253       $  48,347         $ 138,730       $ 139,986
       EOS                                 2,672           2,920             8,239           9,186
                                        --------        --------          --------        --------

                                          49,925          51,267           146,969         149,172
     Less intersegment revenues             (696)           (780)           (2,106)         (2,302)
                                        --------        --------          --------        --------

       Total reported revenues         $  49,229       $  50,487         $ 144,863       $ 146,870
                                        ========        ========          ========        ========


     Net operating income (loss):
       RLEC operations                 $  18,649       $  16,445         $  54,999       $  48,228
       EOS                                (2,858)         (2,564)           (7,769)         (7,698)
                                        --------        --------          --------        --------

       Total reported net operating
         income                        $  15,791       $  13,881         $  47,230       $  40,530
                                        ========        ========          ========        ========



    At September 30, 2005 and December 31, 2004, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                      September 30,         December 31,
                                          2005                  2004
                                      -------------         ------------
                                                (in thousands)
        Total assets:
          RLEC operations             $   695,838           $   840,537
          EOS                             459,123               433,952
                                       ----------            ----------

                                        1,154,961             1,274,489
          Less intersegment assets       (440,244)             (493,485)
                                       ----------            ----------

          Total reported assets       $   714,717           $   781,004
                                       ==========            ==========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)

9.  OTHER CHARGES

    The Company recorded approximately $0.8 million in expenses and approximately $0.2 million for customer credits related to damages from Hurricane Katrina in August 2005 at its RLEC in Alabama and its edge-out service operations in New Orleans, Louisiana.


    The Company's RLEC in Alabama, which provides service to the Gulf Coast area of Alabama from the western border of the Florida panhandle to the East side of Mobile Bay, incurred damages from a hurricane in August 2005. The Company incurred damage in certain outside plant facilities, primarily its transmission and distribution plant in the coastal areas. Based on its evaluation, the Company has accrued approximately $0.7 million in its operating expenses in the third quarter of 2005 for estimated minor building and equipment repairs, restoration of services to customers and other hurricane-related expenses.


    In addition, the Company anticipates making additional capital expenditures of approximately $4.0 million in the fourth quarter of 2005 to add significantly more high-capacity fiber optic transport lines using a network architecture that will enhance the survivability of its network by making it more resistant to outages from storms or other network disruptions and to repair damages to its network sustained as a result of the hurricane. The Company has received authorization from the Alabama Public Service Commission to accelerate depreciation of its capital expenditures related to this plan completely into the fourth quarter of 2005.


    In September 2004, the Company's Alabama RLEC incurred significant damage from Hurricane Ivan. The Company accrued approximately $1.7 million in the third quarter of 2004 for storm-related repairs and restoration and related expenses from that hurricane. In addition, the Company made additional capital expenditures of approximately $2.6 million during the fourth quarter of 2004 to repair its network for hurricane-related damages.


    In its edge-out services operations in New Orleans, Louisiana, the Company is continuing to assess the impact on its business from Hurricane Katrina and the subsequent flooding. During the third quarter, the Company estimates that its revenues were approximately $0.2 million lower from credits issued to customers. In addition, the Company incurred approximately $0.1 million in expenses for assistance given to its employees in this market. The Company is uncertain at this time what the long-term impact on its business will be as this region recovers from the impact of the hurricane.


    During the third quarter of 2005, the Company expensed approximately $1.7 million in deferred fees and expenses related to the registration of the common stock of Madison River Communications Corp. in connection with an initial public offering. The Form S-1 for this offering has not yet become effective. These fees and expenses were incurred during the registration process while preparing for the initial public offering, including the preparation and review of the registration statement on Form S-1 and other related costs. If the initial public offering was completed, these deferred costs would have been netted against the cash proceeds from the initial public offering. However, based on guidance in the Securities and Exchange Commission's Staff Accounting Bulletin Topic 5, the Company expensed these deferred costs in the third quarter of 2005 as the result of its decision to delay the initial public offering pending improvement in market conditions. The Company intends to keep the Form S-1 in the registration process.


10.  RECENT ACCOUNTING PRONOUNCEMENTS


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements, other than statements of historical fact, included in this Form 10-Q are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited, to the following:

  * our ability to service our significant amount of indebtedness;
  * our inability to sustain profitability;
  * our ability to sustain our revenues;
  * our dependence on economic conditions in the local markets we serve;
  * significant and growing competition in the telecommunications industry;
  * the advent of new technology that may force us to expand or adapt our network in the future;
  * our dependence on market acceptance of broadband-based services;
  * the success of efforts to expand our service offerings and grow our business;
  * our ability to execute our acquisition strategy, including successfully integrating acquired businesses;
  * our ability to implement our business plan for our edge-out services successfully;
  * unanticipated network disruptions;
  * our ability to obtain and maintain the necessary rights-of-way for our networks;
  * the financial difficulties of other companies in the telecommunications industry with which we have material relationships;
  * our ability to compete effectively with the regional Bell operating companies, cable television, wireless, VOIP and other telecommunication competitors, which may have greater resources than us;
  * our dependence on our key personnel;
  * our ability to raise additional capital on acceptable terms and on a timely basis;
  * a reduction in universal service fund payments; and
  * our regulatory environment.

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

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.


Overview

    We operate four rural telephone companies that serve business and residential customers in Alabama, Georgia, Illinois and North Carolina. We offer our customers a variety of telecommunications services, including local and long distance services, broadband, dial-up Internet and enhanced data services, telephone directory and other miscellaneous services. We also provide edge-out services as a competitive local exchange carrier in territories that are in close proximity to our rural telephone markets. At September 30, 2005, we had 237,661 voice access line and broadband connections in service in our rural telephone operations and our edge-out services.

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

    The consummation of the initial public offering is subject to various contingencies, including market conditions. We continue to keep our Form S-1 in the registration process but completion of the offering is pending improvement in market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all. See " - Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions" for further information.

    The rural telephone markets we serve as the incumbent local exchange carrier are located in Foley, Alabama; Hinesville, Georgia; Galesburg, Dixon and Pekin, Illinois and Mebane, North Carolina. In addition, our rural telephone company in North Carolina serves as the incumbent local exchange carrier in the Milton and Gatewood exchanges which were acquired in April 2005 and are in close proximity to Mebane. We refer to these four companies as our RLEC operations. We also provide edge-out services in territories that are in close proximity to our rural telephone markets. We currently provide edge-out services to medium and large customers in three markets: (i) the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; (ii) Peoria and Bloomington in Illinois and
(iii) New Orleans, Louisiana and nearby cities. The management and operating responsibility for the edge-out operations are provided by the managers of the respective rural telephone companies.

    Our edge-out services include not only local exchange carrier services but also transport services that provide transport and Internet Protocol, or IP, transit services to other carriers and large businesses along approximately 2,300 route miles of fiber optic network. The majority of this network comprises a long-haul network in the Southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have designated Atlanta and Dallas as our Internet egress points. Because the fiber transport business continues to be extremely competitive, we are not actively expanding this line of business at this time. Our fiber optic network remains a valuable asset for our rural telephone companies in their provision of broadband, dial-up and high-speed access and long distance telephone services to their customers. Our rural telephone companies use our fiber optic network to transport their customers' Internet traffic to the Internet network access points and long distance telephone service to interexchange carrier points of presence.

    Since our inception, our principal activities have been the acquisition, integration, operation and improvement of rural telephone companies. In acquiring our four rural telephone companies, we purchased established businesses with stable cash flows, governmental authorizations and certifications in place, operational support systems, experienced management and key personnel and technologically advanced facilities. We continue to develop the established markets in which our rural telephone companies operate with successful marketing of related services and broadband and video offerings and we are controlling expenses through the use of business process management tools and other methods. For our edge-out services, our objective remains that of maintaining a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Accordingly, we utilize a rigorous set of criteria for evaluating new customers and determining the desirability of renewing existing contracts for customers of our edge-out services.


Factors Affecting Future Operations

    The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

    Our revenues are derived principally from the sale of voice and data communications services to business and residential customers in our established rural telephone markets. For the nine months ended September 30, 2005, approximately 94.5% of our operating revenues came from our RLEC operations and 5.5% from our edge-out services. For the year ended December 31, 2004, approximately 93.9% of our operating revenues came from our RLEC operations and 6.1% from our edge-out services. We intend to focus on continuing to generate increasing revenues in our RLEC operations from voice services (local and long distance), Internet access and enhanced data and other related telecommunication services. Beginning in 2005, we began offering satellite television service to our customers. However, we do not expect the revenues generated by this business to be significant. We believe the sale of communications services to customers of our RLEC operations will continue to provide the predominant share of our revenues for the foreseeable future.

    At the current time, we do not anticipate growth in revenues from our edge-out services. Our operations in New Orleans, Louisiana have been impacted by the devastation in this region from Hurricane Katrina and the subsequent flooding in August 2005. Our facilities in this region received some minor damage but are operational. We are continuing the process of evaluating the impact of the hurricane on our customers served in this market. Based on our estimates at this point, we believe that we may lose approximately 15% to 20% of our customer base in the near term. However, we are uncertain at this time what the long-term impact on our remaining customers will be as this region continues its recovery from the impacts of the hurricane. Our annual revenues from this region are approximately $3.0 million. The objective of our business plan for our edge-out services is to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. We will be closely monitoring the progress of the recovery in this region and the financial and operating results of our edge-out business in New Orleans in order to assess this market's contribution to our overall objective for our edge-out services line of business and what changes may be necessary to our business. Our fiber transport business, which provides services to other carriers and major accounts, will increase revenues only if certain profit margins are obtained without making significant additional capital investments. Because the fiber transport business is highly competitive, we do not anticipate any growth in this line of business at this time. We will continue to use our fiber transport facilities to support our retail Internet access and long distance telephone service business in our RLEC operations.

    At September 30, 2005, we had 237,661 voice access lines and broadband connections in service compared to 234,204 connections in service at September 30, 2004, an increase of 3,457 connections, or 1.5%. Our RLEC operations had 225,230 connections in service at September 30, 2005 and 221,024 connections in service at September 30, 2004, an increase of 4,206 connections, or 1.9%. For our edge-out services, connections in service at September 30, 2005 and September 30, 2004 were 12,431 and 13,180, respectively, a decrease of 749 connections, or 5.7%.

    Voice access lines refer to local telephone service provided to residential and business customers. Broadband connections are the high-speed connections provided to end users for purposes of accessing the Internet. Most broadband customers are residential customers who also subscribe to our local telephone service. In our edge-out services, our customers are primarily medium and large businesses that we actively market our services to through sales calls. Our revenues are highly dependent on the number of connections in service.

    The services we offer to customers may be purchased separately, but are increasingly being included in a package with selected other service offerings, often referred to as bundling, and sold at a discount. An important part of our sales and marketing strategy for our RLEC operations emphasizes the bundling of services and the benefits it provides to our customers. We have branded our primary residential bundled offering as our "No Limits-Broadband" package. The No Limits-Broadband bundle is marketed to our residential customers at a price that varies slightly by location. The No Limits-Broadband package offers:

  * unlimited local telephone service;
  * unlimited nationwide long distance;
  * unlimited use of our most popular custom calling features, including caller identification and voicemail; and
  * unlimited use of our high-speed broadband service for Internet access.

    Our results show that the No Limits-Broadband package has been successful in increasing penetration rates in services such as broadband and long distance. Many of our existing customers selecting the No Limits package are new broadband subscribers and long distance customers, and this has led to an overall increase in our monthly average revenue per unit for a subscriber of the No Limits bundle. We intend to continue to enhance our bundled service offerings with promotional pricing and new service additions. We have begun to offer a No Limits-Telephone bundle in selected markets. This bundle includes the first three voice services and feature sets listed above, but not the Broadband service. Customers switching to No Limits-Telephone may result in a reduction in our average revenue per unit since they would not be taking our broadband service. In addition, approximately 1,200 No Limits-Broadband customers have or are expected to switch to No Limits-Telephone from No Limits-Broadband from lack of use of their broadband connections.

    During 2005, we entered an agreement with the National Rural Telecommunications Cooperative that allows us to offer DIRECTV satellite television service to our customers. We believe that this is an attractive enhancement to our current bundled service offerings as we will now be able to provide a video offering in addition to our current voice and data offerings. We commenced the introduction of this satellite television offering during the second quarter of 2005 primarily through a soft roll-out of the service to our employees and other selected customers. We introduced this product to all of our customers during the third quarter of 2005. While this product offering will be important to our overall bundle of services, we do not believe that it will have a significant impact on our results of operations or cash flows going forward.

    On April 30, 2005, our North Carolina rural telephone company, Mebtel, Inc., completed the acquisition of certain assets comprising two exchanges in North Carolina. As of September 30, 2005, these exchanges served 3,549 voice access lines, 2,500 long distance accounts, 64 broadband connections and 90 dial-up Internet accounts. We have continued to upgrade the network used to provide services in these two exchanges and began offering broadband service during the third quarter of 2005.

    We believe we have been successful in competing with high-speed Internet access products from competitors, particularly cable television operators, in our markets in recent years as the number of broadband subscribers we serve in our RLEC operations has continued to increase. We believe that our position as first to market with high-speed broadband service in all of our markets, the execution of our strategy and our ability to deliver a quality broadband product at a competitive price and in a timely manner has made us the provider of choice in our markets. Currently, we are capable of providing broadband service to approximately 99% of our customers. With the introduction of our No Limits package, we experienced significant growth in broadband subscribers in 2004 and 2005 compared to prior years. As of September 30, 2005, our penetration rate for residential broadband connections as a percentage of primary residential voice access lines was 35.7% compared to 34.3% at June 30, 2005 and 29.4% at September 30, 2004. Although we cannot be certain, we anticipate that our broadband product offerings will continue to provide a source of increasing revenues for our RLEC operations in future quarters. As of September 30, 2005, we had 44,403 broadband connections in service, an increase of 4,841 connections from 39,562 broadband connections in service at December 31, 2004 and an increase of 7,339 connections from 37,064 broadband connections in service at September 30, 2004. As anticipated, the rate at which we are adding new broadband connections has declined. We believe we will continue to add new broadband connections in future quarters but at a slower pace than we have experienced in recent quarters. As discussed further below, we have lost broadband connections as a result of hurricane-related damages in Alabama and a full deployment of troops stationed at the military bases near Hinesville, Georgia. Excluding the loss of broadband connections from these events, which we believe are temporary, our increase in broadband connections in service would have been approximately 8,452 connections, or 22.8% from September 30, 2004.

    As we have increased the number of broadband connections we serve, we have experienced a decrease in the number of dial-up Internet accounts in service. At September 30, 2005, we had 12,337 dial-up Internet customers, which was a decrease of 4,316 accounts, or 25.9%, from 16,653 dial-up Internet accounts at September 30, 2004. We believe that a large percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our broadband service.

    We have also been successful in growing penetration rates in our RLEC operations for the provision of long distance and related telecommunications services to our customers. At September 30, 2005, we had 107,603 long distance accounts compared to 100,931 long distance accounts at September 30, 2004, an increase of 6.6%. Our long distance penetration of total access lines was 59.5% and 54.9% at September 30, 2005 and 2004, respectively. In addition, our penetration rates for our primary custom calling features including voicemail, caller identification, call waiting and call forwarding as of September 30, 2005 have increased since September 30, 2004. A substantial portion of the growth in long distance accounts served and custom calling features provided can be attributed to the success of our No Limits bundles, and to our acquisition of two exchanges in North Carolina during the second quarter of 2005.

    As of September 30, 2005, our RLEC operations had 180,827 voice access lines in service, which is a decrease of 3,133 voice access lines, or 1.7%, from 183,960 voice access lines in service at September 30, 2004. The decrease in voice access lines can be attributed primarily to four factors that are impacting our business and is offset by 3,549 voice access lines in two exchanges in North Carolina we acquired in the second quarter of 2005.

    First, storm-related damages from Hurricane Ivan in September 2004 resulted in a decrease of 1,478 voice access lines since the end of the third quarter of 2004. As of September 30, 2005, Gulf Telephone Company, our Alabama rural telephone company, had 2,479 voice access lines disconnected as a result of the hurricane. Substantially all of these disconnected voice access lines are due to damage at the customer premises making the location unusable or uninhabitable until repairs or rebuilding, if necessary, can be completed. In August 2005, Gulf Telephone Company received some damage from Hurricane Katrina, though significantly less than the damages incurred from Hurricane Ivan. The Company estimates that 23 voice access lines were disconnected as of September 30, 2005 as a result of Hurricane Katrina. We believe that these voice access lines disconnected as a result of both hurricanes should return to service as repairs and restorations in the coastal areas served by Gulf Telephone Company are completed and people return to their properties.

    Second, at our rural telephone company in Illinois, Gallatin River Communications, a persistent weakness in the local economies served by Gallatin River continues to impact the number of voice access lines in service. In this market, primary voice access lines, which we define as total voice access lines less second lines, declined by 3,518 lines from September 30, 2004 to September 30, 2005, accounting for approximately 50% of the total decline in voice access lines during this period. This market is predominantly industrial and agricultural in nature and has experienced significant losses in its business base, resulting in higher unemployment. We are uncertain at this time regarding the future trend for voice access lines at Gallatin River, but absent any improvement in the local economies comprising this market, we expect access lines in service in this market will continue to decline.

    Third, we have seen a decrease in voice access lines at our rural telephone company in Georgia, Coastal Utilities, Inc., as a result of the full deployment of troops stationed at Fort Stewart and Hunter Army Airfield to Iraq. The deployment was completed in February 2005. Coastal Utilities serves the Hinesville area, including the military bases where the deployed troops were stationed. According to military officials, the deployment could last at least 14 months and public reports seem to indicate that a partial return of the troops could occur in the first and second quarter of 2006. The full extent of the impact on our operations is difficult to predict and will vary depending on, among other factors, the duration of the troop deployment. We estimate that primary voice access lines in service at Coastal Utilities have decreased by approximately 1,328 lines at September 30, 2005 as a result of the deployment. We believe that we will recover the predominant share of these voice access lines as the troops return to these military bases from the deployment.

    A final factor impacting the number of voice access lines served is the growth in our broadband connections and corresponding decrease in the number of second lines served. We believe that as our existing customers migrate from our dial-up Internet service, where they may also purchase a second line from us to use in connecting to the Internet, to our broadband service where they no longer need a voice access line to connect to the Internet, they often remove the second line from service. Accordingly, the number of second lines in service decreased by 708 lines, or 10.3% from 6,846 second lines in service at September 30, 2004 to 6,138 second lines in service at September 30, 2005. We believe as we continue to increase the number of broadband connections we serve, we will continue to experience a decline in the number of second lines we serve.

    Excluding the positive impact of the acquisition of the two exchanges, the voice access line losses related to hurricane damage in Alabama and the troop deployment in Georgia, both of which we believe are temporary, and the loss of second lines, our decrease in voice access lines would have been approximately 3,145 lines, or 1.7%, during the twelve month period ended September 30, 2005.

    On May 6, 2005, the State of Alabama signed into law the Alabama Communications Reform Act of 2005, or the Alabama Act. Our rural telephone company, Gulf Telephone Company, serves customers in Foley, Alabama and surrounding areas. The Alabama Act became effective August 1, 2005, although many of its provisions become effective at a later date. The Alabama Public Service Commission, or APSC, has established a Price Flexibility plan, which is an alternative to the deregulation option under the Alabama Act. The APSC Price Flexibility plan provides price flexibility in competitive situations in return for the electing company agreeing to offer an expanded local calling plan and agreeing to offer its network to competition. Rates are based on annual price adjustments, not on rate of return regulation. Gulf Telephone Company, after a comprehensive review of its options, has elected to operate under the Price Flexibility plan adopted by the APSC. We do not believe this election will have a material impact on our financial position, results of operations or cash flows.

    Our RLEC operations benefit from statutory and regulatory requirements that rates in rural areas be reasonably comparable to rates in urban areas, which results in state and federal universal service fund payments in high cost rural areas. For the nine months ended September 30, 2005 and September 30, 2004, revenues attributable to such payments represented 6.6% and 6.4%, respectively, of our total revenues. Under the current regulatory scheme, many factors impact the amount of universal service fund payments we receive. Among these factors are the amount of expenses incurred at our regulated telephone companies for the provision of services and the number of voice access lines we serve. Other factors are based on industry statistics that are beyond our control. Therefore, changes in our expenses and voice access line counts in combination with other industry factors may result in a decrease in the amount of universal service payments we receive.

    On September 23, 2005, the Federal Communications Commission released the text of its order (the "FCC Order") which eliminates the requirement for incumbent local exchange carriers, or ILECs, to share their broadband infrastructure with other broadband providers and competitors. Pursuant to the FCC Order, ILECs will have the choice to provide broadband infrastructure to affiliates and/or non-affiliates on a common carrier or non-common carrier basis. If an ILEC chooses to provide broadband facilities on a common carrier basis, it will continue to offer the service pursuant to interstate tariffs and will be obligated to provide the service to any party who requests service. Under this option, the ILEC will also be obligated to bill and remit federal universal service charges. If the ILEC chooses to provide the facility on a non-common carrier basis, it will do so on a non-tariffed but regulated basis. The FCC Order prohibits ILECs from offering end user broadband information services as a regulated offering. The FCC Order requires ILECs to continue providing loop unbundled network elements to competitors to use for broadband end user services. On the effective date of the FCC Order which will be established 30 days after the FCC Order is published in the Federal Register, any existing broadband infrastructure tariff offerings will remain in effect. After one year, the tariffs may be withdrawn and the Federal Communications Commission has already provided authorization to allow for the tariff withdrawal. ILECs may withdraw their tariffs sooner if other arrangements are made for their
customers covered by these tariffs.   ILECs will continue to make universal
service contributions for 270 days after the effective date of the order based on "current contributions". We are reviewing our options that are available under the FCC Order. We do not anticipate the affect of the FCC Order will have a material impact on our financial position, results of operations or cash flows.

    In our edge-out services, revenues decreased in the first nine months of 2005 compared to the first nine months of 2004. The decrease is primarily the result of sales of new services and renewals of expiring customer contracts not being sufficient to replace customers that ceased purchasing our services in our competitive markets. A large portion of the decrease is attributed to the loss of one customer in the third quarter of 2004 which resulted in the loss of approximately 2,200 voice access lines. In addition, we have seen a decrease in revenues from our fiber transport business as we have not actively pursued growth in revenues for that business. At September 30, 2005, our edge-out services had 11,753 voice access lines and 678 high-speed data connections in service. At September 30, 2004, our edge-out services served 12,519 voice access lines and 661 high-speed data connections. This is a decrease of 766 voice access lines, or 6.1%, and an increase of 17 high-speed data connections, or 2.6%.

    In August 2005, Hurricane Katrina came ashore east of New Orleans, Louisiana and caused significant wind and flood damage to areas of Mississippi and Louisiana, including New Orleans. In our edge-out service operations, we serve customers located in New Orleans and surrounding communities including Biloxi and Gulfport, Mississippi. Our facilities sustained some damage but remained operational and are currently providing voice and data services to our customers. We have been actively working to contact our customers in this market to ascertain their status. Based on our evaluation, we anticipate that we could lose 15% to 20% of our customers in the near term. We are uncertain at this time what the long-term impact on the remaining customers will be as this region recovers from the damage sustained. Our annual revenues from this region are approximately $3.0 million annually.

    Our objective for the edge-out services has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. We will be closely monitoring the progress of the recovery in this region and the financial and operating results of our edge-out business in New Orleans in order to assess this market's contribution to our overall objective for our edge-out services line of business and what changes may be necessary to our business. In terms of business development, we are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.


Operating Expenses

    Our primary operating expenses consist of cost of services and sales (exclusive of depreciation and amortization), selling, general and administrative expenses and depreciation and amortization.

    Cost of services and sales

    Our cost of services and sales includes:

  * plant specific costs and expenses, such as network and general support expense, central office switching and transmission expense, broadband costs, including modems, peripheral materials and egress and transport, information origination/termination expense, underlying carrier costs for long distance transmissions services and cable and wire facilities expense;
  * plant nonspecific costs, such as testing, provisioning, Internet service provider, or ISP, external help desk costs, network administration, outside plant administration, power and engineering;
  * materials and contract labor costs related to construction of certain telecommunication facilities and telecommunication equipment installations for customers;
  * the cost of collocating in incumbent local exchange carrier central offices and leasing unbundled copper loop lines and high capacity digital lines from the incumbent local exchange carriers to connect our customers and other carriers' networks to our network; and
  * the cost of leasing transport from incumbent local exchange carriers or other providers where our fiber transport capacity is not available.

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

    In February and April 2005, we entered into two new agreements with carriers to provide long distance transmission services for our customers. With our new agreements, we are not subjected to any minimum volume commitments as existed under our previous contract.

    On April 28, 2005, we completed a new collective bargaining agreement with the Communications Workers of America, covering 56 employees of Gallatin River Communications located in Galesburg, Illinois. On October 6, 2005, we completed a new collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, covering 52 employees of Gallatin River Communications in Pekin, Illinois. Both agreements are for five years. As part of these agreements, we froze the further accrual of benefits for these employees under our defined benefit pension plan in exchange for an enhancement to their defined contribution 401(K) plan. Our remaining collective bargaining agreement with the IBEW, which expires on November 30, 2005, covers 28 employees in Dixon, Illinois. We initiated formal union negotiations for this contract in late October 2005.

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

    We market our business services through agency relationships and sales people. We market our consumer services primarily through our customer sales and service representatives. We offer competitive compensation packages including sales commissions and incentives.

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

    During the third quarter of 2005, we took a one-time charge of approximately $1.7 million in deferred professional service fees and other expenses related to the registration of the common stock of Madison River Communications Corp. in connection with an initial public offering. Approximately $1.6 million of the charge was recorded in the RLEC operations and $0.1 million in the edge-out services. The Form S-1 has not yet become effective. Based on guidance in the Securities and Exchange Commission's Staff Accounting Bulletin Topic 5, we expensed these deferred costs in the third quarter of 2005 as the result of our decision to delay the initial public offering pending improvement in market conditions. We intend to keep the Form S-1 in the registration process.

    Also in the third quarter of 2005, in connection with the completion of our new credit facility, certain fees and expenses related to our new credit facility that previously had been deferred were capitalized as debt issuance costs and, together with other fees and expenses we paid out of the proceeds of the new credit facility, will be amortized over seven years, which is the term of the new credit agreement. Total debt issuance costs related to our new credit facility totaled $4.2 million.

    Depreciation and amortization expenses

    We recognize depreciation expense for our telephone plant and equipment that is in service and is used in our operations, excluding land which is not depreciated. Our regulated RLEC operations use straight-line rates approved by the public utility commissions in the states where we have regulated telephone plants in service. In our unregulated RLEC operations and in our edge-out services, telephone plant and equipment is depreciated over useful lives, determined according to the class of the asset, ranging from three years to thirty-three years. We have seen a decline in our depreciation expense in recent quarters as a result of certain asset classes becoming fully depreciated.

    During the fourth quarter of 2005, we expect to make approximately $4.0 million in additional capital expenditures in our Alabama rural telephone company to add significantly more high-capacity fiber optic transport lines to enhance our network survivability and to repair storm damage to our network sustained as a result of a Hurricane Katrina in August 2005. We received authorization from the Alabama Public Service Commission to accelerate depreciation of these capital expenditures completely in the fourth quarter of 2005 which will substantially increase our depreciation expense in this period. Beyond this one-time event, we anticipate that our depreciation expense will continue to decrease in the near-term.
    In the fourth quarter of 2004, as a result of damages incurred in our Alabama rural telephone company related to Hurricane Ivan in September 2004, we made capital expenditures of approximately $2.6 million, with substantially all of these expenditures being made in the fourth quarter of 2004. With the authorization of the Alabama Public Service Commission, we accelerated depreciation of those capital expenditures completely in the fourth quarter of 2004.

    Amortization expense is recognized primarily for our intangible assets considered to have finite lives on a straight-line basis, primarily our debt issuance costs. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer permitted to be amortized but are subject to impairment tests at least annually in accordance with the tenets of SFAS 142.


Results of Operations

Nine Months ended September 30, 2005 compared to Nine Months ended September 30, 2004
-----------------------------------------------------------------------------

    Revenues

    Total revenues for the nine months ended September 30, 2005 were $144.9 million, a decrease of $2.0 million, or 1.4%, from $146.9 million for the nine months ended September 30, 2004. Revenues in the RLEC operations were $136.9 million in the nine months ended September 30, 2005 and $137.8 million in the nine months ended September 30, 2004, a decrease of $0.9 million, or 0.6%. In our edge-out services, revenues decreased $1.1 million, or 12.6%, to $8.0 million in the first nine months of 2005 compared to $9.1 million in the first nine months of 2004.

    For the nine months ended September 30, 2005, our RLEC operations and edge-out services provided approximately 94.5% and 5.5%, respectively, of our revenues. Comparatively, for the year ended December 31,

2004, our RLEC operations provided 93.9% of our revenues and our edge-out services provided 6.1% of our revenues.

    Revenues from voice services, which are comprised of our revenues from provision of local services, which include our network access revenues, and our revenues from provision of long distance services, as a percentage of total revenues, were approximately 74.0% and 75.1% for the nine months ended September 30, 2005 and 2004, respectively.

    Local Services.    Revenues from local services, which are comprised
primarily of revenues from the provision of local telecommunication services to end users and network access services, were approximately 65.9% and 67.4% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

    Local service revenues in the first nine months of 2005 were $95.4 million, a decrease of $3.6 million, or 3.6%, from local service revenues of $99.0 million in the first nine months of 2004. The decrease in local service revenues is attributed largely to a decrease in network access revenues. Network access revenues in 2004 include nonrecurring revenues from certain one-time wireless settlements and other carrier access revenues in addition to settlements for updated cost study filings which include filings to reflect the impact of the $1.7 million in hurricane-related expenses recorded in the third quarter of 2004. In the third quarter of 2005, we also recognized certain nonrecurring revenues for settlements of updated cost study filings and other carrier access revenues, but not to the extent of the nonrecurring revenues recognized in the third quarter of 2004 resulting in a decrease in network access revenues. In addition, our end user revenues decreased as the result of a decrease in the number of voice access lines in service and lower access billings from a decrease in minutes of use. Our RLEC operations served 180,827 voice access lines at September 30, 2005.
This is compared to 183,960 voice access lines in service at September 30, 2004 and represents a decrease of 3,133 lines or 1.7%. The decrease in local service revenues from the decrease in the number of voice access lines was partially offset by local service revenues and network access revenues from the voice access lines we acquired on April 30, 2005 in two exchanges in North Carolina.

    Long Distance Services.    Long distance revenues were approximately
$11.8 million in the first nine months of 2005 and $11.3 million in the first nine months of 2004, an increase of $0.5 million, or 4.7%. The increase is attributed primarily to the increase in the number of long distance accounts in service, including the addition of 2,500 long distance accounts from our acquisition of two exchanges in North Carolina. In addition, we have seen an increase in our interstate toll revenues as a result of the troop deployment in Georgia.

    Internet and Enhanced Data Services.    Revenues from Internet and
enhanced data services increased $2.7 million, or 17.7% to $17.8 million in the first nine months of 2005 compared to $15.1 million in the first nine months of 2004. The increase in revenues was attributable to the increase in the number of broadband connections served in our RLEC operations and was partially offset by a decrease in the number of dial-up Internet accounts. At September 30, 2005, our RLEC operations served 44,403 broadband connections compared to 37,064 broadband connections at September 30, 2004, an increase of 7,339 connections, or 19.8%. The number of dial-up Internet accounts declined by 4,316 accounts, or 25.9% to 12,337 accounts at September 30, 2005 from 16,653 accounts at September 30, 2004.

    Edge-Out Services.    Revenues from our edge-out services in the first
nine months of 2005 were $8.0 million, a decrease of approximately $1.1 million, or 12.6%, from revenues of $9.1 million in the first nine months of 2004. The decrease was attributable primarily to a $0.9 million decrease in local service revenues as the result of a decrease in the number of connections served. At September 30, 2005 and 2004, our edge-out services served approximately 11,753 and 12,519 voice access lines, respectively, representing a 6.1% decrease. In addition, a single customer with 2,200 voice access lines discontinued its service in the third quarter of 2004. Therefore, the first nine months of 2004 include revenues from this customer whereas the first nine months of 2005 do not. Revenues from transport services were approximately $1.6 million in the first nine months of 2005 and $1.9 million in the first nine months of 2004, a decrease of $0.3 million. The decrease is attributed primarily to a decrease in fiber transport customers. We have found the fiber transport business to be extremely competitive and we are not actively expanding this line of business at this time. The main value being derived from our fiber optic network is through support for our dial-up and broadband Internet access services which require the use of our fiber optic network to connect to the Internet. Miscellaneous telecommunications revenues in our edge-out services increased $0.2 million in the first nine months of 2005 when compared to the first nine months of 2004.

    Miscellaneous Telecommunications Revenues.    Miscellaneous
telecommunications revenues were $11.8 million in the first nine months of 2005, a decrease of $0.5 million, or 4.1%, compared to miscellaneous telecommunications revenues of $12.3 million in the first nine months of 2004. The decrease in miscellaneous telecommunications revenues is attributed largely to a decrease in revenues from a special construction and maintenance project and lower equipment sales in the first nine months of 2005 compared to the same period of

2004. Partially offsetting this decrease were increases in miscellaneous telecommunications revenues from certain recovery and late payment charges and a reduction in uncollectible expenses, which are included in miscellaneous telecommunications revenues.


    Operating Expenses

    Total operating expenses decreased approximately $8.7 million from $106.4 million, or 72.4% of total revenues, in the first nine months of 2004 to $97.7 million, or 67.4% of total revenues in the first nine months of 2005. The decrease is attributable primarily to a decrease of $5.0 million in depreciation and amortization expenses and a $4.2 million decrease in long-term incentive plan expenses in the first nine months of 2005 compared to the same period in 2004. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated. The decrease in long-term incentive plan expenses is attributed primarily to reversals of long-term incentive plan accruals for employees no longer with the Company. As a result of such reversals, we recognized a benefit of approximately $1.4 million in the first nine months of 2005 compared to long-term incentive plan expenses of $2.8 million being recognized in the first nine months of 2004, a change of $4.2 million.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, were 29.3% in the nine months ended September 30, 2005 and the nine months ended September 30, 2004. Selling, general and administrative expenses, as a percentage of total revenues, decreased from 20.6% in the first nine months of 2004 to 18.8% in the first nine months of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 22.5% in the first nine months of 2004 to 19.3% in the first nine months of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the nine months ended September 30, 2005 were $81.9 million, a decrease of $7.7 million, or 8.5%, from operating expenses of $89.6 million in the nine months ended September 30, 2004. Depreciation and amortization expense in the first nine months of 2005 was $20.3 million, a decrease of $3.7 million, or 15.4%, from depreciation and amortization expense of $24.0 million in the first nine months of 2004. The decrease was attributed to certain classes of assets becoming fully depreciated.

    Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations were approximately $36.7 million in the first nine months of 2005 and $38.2 million in the first nine months of 2004, a decrease of $1.5 million or 3.9%. The decrease is attributed primarily to an accrual of approximately $1.7 million in the third quarter of 2004 for expenses to repair and restore services to customers in Alabama as a result of damages from Hurricane Ivan. In the third quarter of 2005, approximately $0.7 million was accrued for repairs and restoration expenses as a result of damages related to Hurricane Katrina. Overall, this resulted in a decrease of approximately $1.0 million in cost of services and sales. Also contributing to the variance were decreases in long-term incentive plan expenses, lower material and labor costs related to less activity on a special construction and maintenance project and a reduction in expenses for broadband modems which are expensed at the time the broadband connection is placed in service. These decreases were partially offset by higher access expenses from increased long distance minutes.

    Selling, general and administrative expenses decreased approximately $2.4 million, or 9.0%, to $24.9 million in the first nine months of 2005 from $27.3 million in the first nine months of 2004. The decrease is attributed primarily to a $3.9 million decrease in long-term incentive plan expenses in 2005 compared to 2004. Partially offsetting this decrease was a charge of $1.6 million for professional fees and other expenses related to the registration of the common stock of Madison River Communications Corp. in connection with an initial public offering. The Form S-1 has not yet become effective. These fees and expenses were incurred during the registration process while preparing for the initial public offering, including the preparation and review of the registration statement on Form S-1 and other related costs. If the initial public offering was completed, these deferred costs would have been netted against the cash proceeds from the initial public offering. However, based on guidance in the Securities and Exchange Commission's Staff Accounting Bulletin Topic 5, we expensed these deferred costs in the third quarter of 2005 as the result of our decision to delay the initial public offering pending improvement in market conditions. We intend to keep the Form S-1 in the registration process.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services decreased approximately $1.0 million from $16.8 million in the first nine months of 2004 to $15.8 million in the first nine months of 2005, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $1.3 million, or 14.8%, to $7.7 million in the first nine months of 2005 from $9.0 million in the first nine months of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.9 million to $5.7 million in the first nine months of 2005 from $4.8 million in the first nine months of 2004. The increase is largely due to nonrecurring settlements from several disputes arising out of interconnection agreements that totaled approximately $0.6 million that reduced our cost of services and sales in the first nine months of 2004. No comparable settlements were recognized in the first nine months of 2005. Selling, general and administrative expenses decreased $0.6 million to $2.4 million in the first nine months of 2005 from $3.0 million in the first nine months of 2004 due primarily to lower salary and benefits expenses and lower property tax accruals.

    Net Operating Income

    Net operating income increased approximately $6.7 million from $40.5 million, or 27.6% of total revenues in the first nine months of 2004 to $47.2 million, or 32.6% of total revenues in the first nine months of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense and long-term incentive plan expenses in both the RLEC operations and the edge-out services and partially offset by the decrease in total revenues. Net operating income in the RLEC operations increased $6.8 million, or 14.0%, to $55.0 million in the first nine months of 2005 from $48.2 million in the first nine months of 2004. For the edge-out services, the net operating loss increased $0.1 million to $7.8 million in the first nine months of 2005 from $7.7 million in the first nine months of 2004.

    Interest Expense

    Interest expense decreased $3.5 million, or 7.8%, to $41.7 million, or 28.8% of total revenues, in the first nine months of 2005 from $45.3 million, or 30.8% of total revenues, in the first nine months of 2004. The decrease is attributed to a lower weighted average outstanding balance of long-term debt together with lower weighted average interest rates. Our weighted average outstanding balance of long-term debt was approximately $627.7 million in the first nine months of 2004 compared to $618.5 million in the first nine months of 2005. Our weighted average interest rate declined during 2005 from higher fixed interest rates on certain RTFC term loans expiring and being converted to lower variable rates and as a result of our refinancing of our secured long-term debt and redemption of senior notes during the third quarter of 2005. We expect our interest expense to continue to decline as a result of our new refinancing which reduced the amount of long-term debt outstanding at September 30, 2005 by approximately $43.3 million from outstanding long-term debt at June 30, 2005 and the further redemption or repurchase of our senior notes.

    Realized Loss on the Extinguishment of Long-term Debt

    As a result of our refinancing and subsequent redemption of $102.0 million in senior notes, we recognized a $10.0 million loss on extinguishment of long-term debt in the first nine months of 2005, primarily for premiums paid to redeem the senior notes and writeoffs of related unamortized discount and debt issuance costs. In the first nine months of 2004, we recognized a loss on extinguishment of long-term debt of $0.2 million when we purchased $2.0 million of our senior notes on the open market.

    Other Income and Expense

    Net other income in the first nine months of 2005 was $3.4 million, an increase of $0.8 million, or 32.9%, from net other income of $2.6 million in the first nine months of 2004. Net other income represented 2.4% and 1.8% of total revenues in the first nine months of 2005 and 2004, respectively. The increase is due primarily to an increase in interest income as a result of higher cash balances.

    Income Tax Expense

    We recognized an income tax benefit of $0.5 million in the nine months ended September 30, 2005 compared to income tax expense of $0.2 million in the nine months ended September 30, 2004, a change of $0.7 million. The benefit in the first nine months of 2005 is largely attributed to the impact of the realized loss on the extinguishment of long-term debt of $10.0 million recognized in the third quarter of 2005. Partially offsetting this benefit is a one-time expense of approximately $0.6 million related to a proposed audit adjustment from an audit by the Alabama Department of Revenue. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment in the first quarter of 2005. The income tax expense in the first nine months of 2004 is attributed primarily to our accrual of approximately $2.0 million in income tax expense as the result of the filing of two lawsuits against certain of our subsidiaries by the Department of Justice on behalf of the Internal Revenue Service. The lawsuits allege that certain refunds our subsidiaries had received were erroneous refunds that should be returned. We also accrued $0.4 million in interest expense during the second quarter of 2004 related to these claims. We are vigorously defending ourselves against these suits. However, at this time, we are uncertain as to the outcome of the appeal of the adjustment from the audit by the Alabama Department of Revenue or the suits filed by the Department of Justice. This increase in income tax expense was partially offset by an income tax benefit recognized in the third quarter of 2004 for positions we took in our income tax returns filed in that quarter and a related decrease in the valuation allowance for deferred income tax assets.

    Net Loss

    We reported a net loss of $0.6 million in the first nine months of 2005, or 0.4% of total revenues compared to a net loss of $2.6 million, or 1.8% of total revenues, in the first nine months of 2004. Our net loss in the first nine months of 2005 is largely attributed to the impact of the $10.0 million loss on extinguishment of long-term debt. The RLEC operations reported net income of $32.0 million in the first nine months of 2005 compared to net income of $24.9 million in the first nine months of 2004, an increase of $7.1 million, or 28.8%. For nine months ended September 30, 2005 and 2004, our edge-out services reported net losses of $32.6 million and $27.5 million, respectively.

Third Quarter Ended September 30, 2005 compared to Third Quarter Ended September 30, 2004
-----------------------------------------------------------------------


    Revenues

    Total revenues for the third quarter ended September 30, 2005 were $49.2 million, a decrease of $1.3 million, or 2.5%, from $50.5 million in the third quarter ended September 30, 2004. Revenues in the RLEC operations were $46.6 million in the third quarter of 2005 and $47.6 million in the third quarter of 2004, a decrease of $1.0 million, or 2.0%. In our edge-out services, revenues decreased $0.3 million, or 10.7%, to $2.6 million in the third quarter of 2005 compared to $2.9 million in the third quarter of 2004.

    Revenues from voice services, which are comprised of our revenues from provision of local services, which includes our network access revenues, and our revenues from provision of long distance services, as a percentage of total revenues, were approximately 74.7% and 75.5% for the third quarter of 2005 and 2004, respectively.

    Local Services.    Revenues from local services, which are comprised
primarily of revenues from the provision of local telecommunication services to end users and network access services, were approximately 66.6% and 68.0% of total revenues for the third quarter ended September 30, 2005 and 2004, respectively.

    Local service revenues in the third quarter of 2005 were $32.8 million, a decrease of $1.5 million, or 4.5%, from local service revenues of $34.3 million in the third quarter of 2004, primarily from a decrease in network access revenues. Network access revenues in the third quarter of 2004 include nonrecurring revenues from certain one-time wireless settlements and other carrier access revenues in addition to settlements for updated cost study filings which include filings to reflect the impact of the $1.7 million in hurricane-related expenses recorded in the third quarter of 2004. In the third quarter of 2005, we also recognized certain nonrecurring revenues for settlements of updated cost study filings and other carrier access revenues, but not to the extent of the nonrecurring revenues recognized in the third quarter of 2004 resulting in a decrease in network access revenues.
Excluding these nonrecurring amounts from each of the third quarter of 2005 and the third quarter of 2004, our local service revenues in the third quarter of 2005 would have decreased slightly from the third quarter of 2004. The average voice access lines in service in the third quarter of 2005 were 3,230 lines, or 1.7%, lower than the average voice access lines in service in the third quarter of 2004. The addition of local service and network access revenues generated by voice access lines in two North Carolina exchanges we acquired in April 2005 helped to offset the impact of voice access line losses in other markets.

    Long Distance Services.    Long distance revenues in the third quarter of
2005 were approximately $4.0 million and in the third quarter of 2004 were approximately $3.8 million, an increase of $0.2 million, or 5.5%. The increase is attributed primarily to the increase in the number of long distance accounts in service, including the addition of 2,500 long distance accounts from our acquisition of two exchanges in North Carolina.

    Internet and Enhanced Data Services.    Revenues from Internet and
enhanced data services increased $0.7 million, or 14.0% to $6.1 million in the third quarter of 2005 compared to $5.4 million in the third quarter of 2004. The increase in revenues is attributable to the increase in the number of broadband connections served in our RLEC operations and was partially offset by a decrease in the number of dial-up Internet accounts. The average number of broadband connections in service increased by 7,956 connections, or 22.3% in the third quarter of 2005 compared to the third quarter of 2004. Dial-up Internet connections decreased by 4,316 accounts from September 30, 2004 to September 30, 2005.

    Edge-Out Services.    Revenues from our edge-out services in the third
quarter of 2005 were $2.6 million, a decrease of approximately $0.3 million, or 10.7%, from revenues of $2.9 million in the third quarter of 2004. The decrease was attributable primarily to a $0.3 million decrease in local service revenues as the result of a decrease in the number of connections served. At September 30, 2005 and 2004, our edge-out services served 11,753 and 12,519 voice access lines, respectively, representing a 6.1% decrease.

    Miscellaneous Telecommunications Revenues.    Miscellaneous
telecommunications revenues were $3.8 million in the third quarter of 2005, a decrease of $0.3 million, or 8.4%, compared to miscellaneous telecommunications revenues of $4.1 million in the third quarter of 2004. The decrease in miscellaneous telecommunications revenues is attributed primarily to a decrease in revenues from a special construction and maintenance project and lower miscellaneous equipment sales. Partially offsetting these decreases were a reduction in uncollectible expenses, which are included in miscellaneous telecommunications revenues, and revenues from our satellite television service offerings.


    Operating Expenses

    Total operating expenses decreased approximately $3.2 million from $36.6 million, or 72.5% of total revenues in the third quarter of 2004, to $33.4 million, or 67.9% of total revenues in the third quarter of 2005. The decrease is largely attributable to a decrease of $2.4 million in long-term incentive plan expenses and a $0.9 million decrease in depreciation and amortization expenses in the third quarter of 2005 compared to the third quarter of 2004. The decrease in long-term incentive plan expenses is attributed primarily to reversals of long-term incentive plan accruals for employees no longer with the Company. As a result of such reversals, we recognized a benefit of approximately $1.5 million in the third quarter of 2005 compared to long-term incentive plan expenses of $0.9 million being recognized in the third quarter of 2004. In addition, we have significantly reduced the amount of new grants being made in recent quarters. The decrease in depreciation and amortization expense is largely due to certain assets becoming fully depreciated.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, decreased to 30.7% in the third quarter of 2005 from 32.0% in the third quarter of 2004. Selling, general and administrative expenses, as a percentage of total revenues, decreased from 20.3% in the third quarter of 2004 to 18.4% in the third quarter of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 20.1% in the third quarter of 2004 to 18.8% in the third quarter of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the quarter ended September 30, 2005 were $28.0 million, a decrease of $3.2 million, or 10.1%, from operating expenses of $31.2 million in the quarter ended September 30, 2004. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations were approximately $13.1 million in the third quarter of 2005 compared to $14.5 million in the third quarter of 2004, a decrease of $1.4 million, or 10.0%. The decrease is attributed primarily to an accrual of approximately $1.7 million in the third quarter of 2004 in expenses for repairs and restoration of services to customers in Alabama as a result of damages from Hurricane Ivan. In the third quarter of 2005, approximately $0.7 million was accrued for repairs and restoration expenses as a result of damages related to Hurricane Katrina. Overall, the difference in these two charges resulted in a decrease of $1.0 million in cost of services and sales. In addition, decreases in long-term incentive plan expenses and lower material and labor costs as a result of less activity on a special construction and maintenance project contributed to the decrease in cost of services and sales.

    Depreciation and amortization expense in the third quarter of 2005 was $6.7 million, a decrease of $0.8 million, or 9.9%, from depreciation and amortization expense of $7.5 million in the third quarter of 2004. The decrease was attributable to certain assets becoming fully depreciated.

    Selling, general and administrative expenses decreased approximately $1.0 million, or 10.5%, to $8.2 million in the third quarter of 2005 from $9.2 million in the third quarter of 2004. The decrease is attributed primarily to a decrease in long-term incentive plan expenses of $2.2 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Partially offsetting this decrease was a charge of $1.6 million in the third quarter of 2005 for professional fees and other related expenses related to the registration of the common stock of Madison River Communications Corp. for an initial public offering. In the third quarter of 2004, we took a similar charge to recognize expenses for the preparation of a registration statement that was not filed. That charge was offset by the reversal of related incentive compensation accrued in a prior period. This resulted in selling, general and administrative expenses of approximately $0.4 million in the third quarter of 2004.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services were approximately $5.4 million in both the third quarter of 2005 and the third quarter of 2004. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.3 million to $2.0 million in the third quarter of 2005 from $1.7 million in the third quarter of 2004. The increase is largely due to nonrecurring settlements that reduced our cost of services in the prior year. No comparable settlements were recognized in the third quarter of 2005. Depreciation and amortization expense decreased $0.1 million, or 6.2%, to $2.6 million in the third quarter of 2005 from $2.7 million in the third quarter of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Selling, general and administrative expenses decreased $0.2 million to $0.8 million in the third quarter of 2005 from $1.0 million in the third quarter of 2004 and is attributed primarily to a decrease in salary and benefit expenses and lower long-term incentive plan expenses.

    Net Operating Income

    Net operating income increased approximately $1.9 million from $13.9 million, or 27.5% of total revenues in the third quarter of 2004 to $15.8 million, or 32.1% of total revenues in the third quarter of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense and long-term incentive plan expenses in both the RLEC operations and the edge-out services partially offset by a decrease in total revenues. Net operating income in the RLEC operations increased $2.2 million, or 13.4%, to $18.6 million in the third quarter of 2005 from $16.4 million in the third quarter of 2004. For the edge-out services, the net operating loss was $2.8 million in the third quarter of 2005 and $2.5 million in the third quarter of 2004.

    Interest Expense

    Interest expense in the third quarter of 2005 was $13.2 million compared to $15.0 million in the third quarter of 2004, a decrease of $1.8 million, or 11.9%. Interest expense represented 26.8% of total revenues in the third quarter of 2005 and 29.7% of total revenues in the third quarter of 2004. The decrease is attributed to lower weighted average interest rates and a lower weighted average outstanding balance on long-term debt in the third quarter of 2005 compared to the third quarter of 2004. In the third quarter of 2005, our weighted average interest rate was approximately 8.40% and in the third quarter of 2004 it was approximately 9.52%. The weighted average outstanding balance of long-term debt was approximately $4.1 million lower in 2005 compared to 2004.

    Realized Loss on the Extinguishment of Long-term Debt

    As a result of our refinancing and subsequent redemption of $102.0 million in senior notes, we recognized a $10.0 million loss on extinguishment of long-term debt in the third quarter of 2005, primarily for premiums paid to redeem the senior notes and writeoffs of related unamortized discount and debt issuance costs. No comparable loss was recognized in the third quarter of 2004.

    Other Income and Expense

    Net other income in the third quarter of 2005 was $1.4 million, an increase of $0.6 million, or 80.0%, from net other income of $0.8 million in the third quarter of 2004. Net other income represented 2.8% and 1.5% of total revenues in the third quarters of 2005 and 2004, respectively. The increase is primarily due to an increase in interest income as a result of higher cash balances.

    Income Tax Expense

    We recognized an income tax benefit of $2.8 million in the quarter ended September 30, 2005 compared to an income tax benefit of $1.5 million in the quarter ended September 30, 2004, a change of $1.3 million. The benefit recognized in the third quarter of 2005 reflects the impact of the $10.0 million in realized losses on the extinguishment of long-term debt on taxable income for the quarter. In the third quarter of 2004, we recognized an income tax benefit based on certain positions we took in our income tax returns and a related decrease in the valuation allowance for deferred income tax assets.

    Net Income (Loss)

    We reported a net loss of $3.3 million in the third quarter of 2005, or 6.6% of total revenues. The net loss includes nonrecurring charges we recognized of $10.0 million for the loss on extinguishment of long-term debt and $1.7 million for expenses related to the registration of Madison River Communication Corp.'s common stock. In the third quarter of 2004, we reported net income of $1.2 million. Our RLEC operations reported net income of $17.1 million in the third quarter of 2005 compared to net income of $10.4 million in the third quarter of 2004, an increase of $6.7 million, or 65.3%. For the quarters ended September 30, 2005 and 2004, our edge-out services reported net losses of $20.4 million and $9.2 million, respectively.


Liquidity and Capital Resources

    We are a holding company with no business operations of our own. Our only significant assets are the capital stock/member interests of our subsidiaries. Accordingly, our only sources of cash to pay our obligations are cash on hand and distributions from our subsidiaries from their net earnings and cash flow. Even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock/member interests, we cannot guarantee that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay such dividend or distribution under the terms of their contractual obligations or the laws of their jurisdiction of incorporation.

    At September 30, 2005, we had total liquidity of $96.2 million, which consisted of cash and cash equivalents of $21.2 million and available borrowings under our revolving line of credit of $75.0 million. On July 29, 2005, we completed a new $550.0 million credit facility with a syndicate of banks consisting of a seven-year, $475.0 million term loan and a seven-year, $75.0 million revolving line of credit provided by the RTFC. The $75.0 million revolver was undrawn at closing and is fully available to us for general business purposes.

    At September 30, 2005, we had positive working capital of approximately $14.6 million compared to working capital of approximately $8.5 million at December 31, 2004, an increase of $6.1 million. The change is attributable primarily to a $10.6 million decrease in our accounts payable and accrued expenses and a $9.4 million decrease in the current portion of our long-term debt at September 30, 2005 compared to September 30, 2004. These decreases were offset by a $13.3 million decrease in cash due largely to the use of cash for the redemption of the senior notes during the third quarter of 2005. The decrease in accounts payable and accrued expenses is attributable primarily to a reduction in interest payable on the senior notes from the redemption in August 2005 and the timing of certain accruals. For the current portion of long-term debt, our new credit facility has no scheduled principal amortization payments compared to the $9.4 million in scheduled principal payments under our previous loan agreement with the RTFC.

    Operating Activities. For the nine months ended September 30, 2005 and 2004, we generated cash from operating activities of $19.3 million and $21.4 million, respectively, a decrease of $2.1 million. The decrease is attributed to an increase in cash used to pay accrued expenses, primarily an increase in state and federal income tax payments and payments related to the registration of Madison River Communications Corp.'s common stock.

    Investing Activities. For the nine months ended September 30, 2005, net cash provided by investing activities was $28.8 million and consisted of the redemption by the RTFC of our $42.2 million in subordinated capital certificates as part of our refinancing and the redemption of subordinated capital certificates in the amount of $0.5 million related to principal payments made in 2004. These sources of cash from investing activities were offset by $7.6 million in cash used for the purchase of telephone plant and equipment and $6.3 million in cash used for our acquisition of two exchanges located in North Carolina. For the nine months ended September 30, 2004, net cash used in investing activities was $9.1 million and consisted primarily of $11.7 million used for the purchase of telephone plant and equipment partially offset by $1.4 million in cash received from the redemption of subordinated capital certificates by the RTFC and $1.2 million from changes in other assets.

    Financing Activities. For the nine months ended September 30, 2005, net cash used for financing activities was $61.4 million. We used cash of approximately $531.4 million to retire long-term debt in the first nine months of 2005. This consisted principally of scheduled principal amortization payments to the RTFC of $4.7 million, the repayment of our remaining $417.2 million in existing term loans to the RTFC and $0.8 million in fees for early repayment of certain fixed rate loans outstanding to the RTFC. In addition, we redeemed $102.0 million of our 13.25% senior notes with a prepayment premium of $6.8 million. We also redeemed $1.0 million of the minority interest at Coastal Communications, Inc. Offsetting these uses of cash for financing activities was the $475.0 million in proceeds from our new term loan net of approximately $3.9 million in origination fees and expenses. For the nine months ended September 30, 2004, net cash used for financing activities included $14.7 million used to retire long-term debt, $2.1 million for the repurchase of a portion of our 13.25% senior notes in the open market and $1.0 million used to redeem a portion of the minority interest at Coastal Communications, Inc.


Long-Term Debt and Revolving Credit Facilities

    At the end of the second quarter of 2005, our secured loan facilities consisted of $417.2 million in term loans outstanding and $41.0 million in fully available revolving lines of credit provided by the RTFC and were primarily with our indirect wholly-owned subsidiary, MRLTDF, under a loan agreement that was scheduled to mature in November 2016. In total, as of June 30, 2005, our weighted average interest rate on all RTFC term debt was 7.1%.

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

    With the remaining proceeds of the new term loan and cash on hand, we voluntarily redeemed $102.0 million of our outstanding 13.25% senior notes due 2010 on August 29, 2005 for a redemption price of 106.625% of the aggregate principal amount redeemed plus accrued interest. We recorded the premium of approximately $6.8 million paid to redeem the senior notes, as well as the writeoffs of $1.7 million in unamortized debt issuance costs and $0.8 million in unamortized discount related to the redeemed senior notes, as a realized loss on extinguishment of long-term debt. To complete the transaction, we paid approximately $2.9 million in origination fees for the new term loan and the new revolving line of credit and $1.3 million in legal, accounting and other loan related expenses which have been capitalized as debt issuance costs and will be amortized over seven years, the life of the credit facility.

    Our new term loan bears variable interest, at our option, at either (a) a base rate, as defined in the credit agreement, plus 1.5% or (b) a London interbank offered rate ("LIBOR") plus 2.5%. Although our new term loan initially bore interest at the base rate option, we converted the interest rate to the LIBOR rate option effective August 3, 2005. The new credit agreement required us to enter into interest rate hedge agreements within six months of the closing date of the transaction that cover a minimum of 50% of the combined principal amount of our long-term debt and MRTC's long-term debt for a period of two years from July 29, 2005. During October 2005, we entered into three interest rate swap agreements to fix the interest rate on $350.0 million of our new term loan at an effective rate of approximately 7.22% for a period of four years. After entering into these swaps, we have effectively fixed the interest rate on 73.7% of our new term loan and 78.1% of our total long-term debt including our senior notes. The interest rate on the $125.0 million variable portion of our term loan that is effective until January 6, 2006 is 6.59%. Accordingly, as of October 21, 2005, our weighted average interest rate on our new credit facility was 7.06%.

    As part of the transaction, the RTFC provided a new $75.0 million revolving line of credit. Our line of credit bears interest that is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum (8.4% at October 21, 2005). The line of credit remains undrawn and is fully available to us for general business purposes.

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

    We are permitted under our credit agreement to use 100% of our gross excess cash flow, as defined in the credit agreement, to redeem or repurchase the remaining outstanding senior notes, and, subject to limitations contained in our senior note indenture, make distributions to MRTC to be used to repay its long-term debt. In addition, beginning January 1, 2007, if our total leverage ratio, as defined in the credit agreement, is between 4.5 to 1.0 and
5.0 to 1.0, MRTC may pay dividends in amounts up to 50% of gross excess cash flow and if our total leverage ratio is below 4.5 to 1.0, MRTC may pay dividends in amounts up to 100% of gross excess cash flow.

    Under the terms of the credit agreement, we are required to comply with certain financial ratios and administrative and financial covenants. We are, among other things, restricted in our ability to (i) incur additional indebtedness, (ii) make restricted payments or pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At September 30, 2005, we were in compliance with the terms of our credit agreement.

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

    We currently have $96.0 million of 13.25% senior notes outstanding that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. Using a portion of the proceeds from the new credit facility and cash on hand, we redeemed $102.0 million of our senior notes at a redemption price of 106.625% of the aggregate principal amount redeemed plus accrued interest on August 29, 2005. As discussed above, under our new credit agreement, we have the ability to repurchase on the open market or voluntarily redeem additional senior notes. Accordingly, on October 12, 2005, we issued a notice of redemption to our noteholders of our intent to voluntarily redeem an additional $12.0 million in senior notes on November 11, 2005 for a redemption price of 106.625% of aggregate principal amount redeemed plus accrued interest. Upon completion of this redemption, we will have $84.0 million in senior notes outstanding.

    We remain subject to the terms of our indenture that governs the senior notes and, accordingly, must comply with certain financial and administrative covenants contained in the indenture. We are, among other things, restricted in our ability to (i) incur additional indebtedness, (ii) pay dividends,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At September 30, 2005, we were in compliance with the terms of our indenture.


Minority Interest in Coastal Communications, Inc.

    As part of the consideration paid in the Coastal Communications, Inc. acquisition in March 2000, MRTC issued to the shareholders of Coastal Communications, Inc. (the "Coastal shareholders") 300 shares of Series A stock and 300 shares of Series B non-voting common stock of Coastal Communications, Inc. in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders' agreement and were exercisable by the holders and Coastal Communications, Inc. In April 2002, MRTC completed an agreement with the Coastal shareholders that, among other things, modified certain provisions of the shareholders' agreement. Under the terms of the agreement, the Coastal shareholders exchanged certain of their equity interests in Coastal Communications, Inc. for equity in MRTC and notes payable from MRTC. The notes were repaid in December 2004.

    Coastal Communications, Inc. redeemed 30 shares of Series A Stock retained by the Coastal shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction in April 2002. Under the terms of the amended shareholders' agreement, the Coastal shareholders have the right to require Coastal Communications, Inc. to redeem their remaining shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Accordingly, the Coastal shareholders put 30 shares of Series A stock to Coastal Communications, Inc. in May 2003, June 2004 and July 2005 and, in each case, Coastal Communications, Inc. redeemed the shares for approximately $1.0 million shortly thereafter. The Coastal shareholders, who continue to hold 60 shares of Series A stock, may put an additional 30 shares to Coastal Communications, Inc. in August 2006. Under the terms of the agreement, we may at any time require the Coastal shareholders to sell their remaining shares of Series A stock to us for a purchase price of $33,333.33 per share.


Deferred Income Tax Contingencies

    During 2002, we amended certain prior year income tax returns that resulted in refunds to the Company of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service (the "IRS"), as part of an audit, verbally notified us that our position taken in the amended tax returns would be disallowed and in the fourth quarter of 2003, we received formal notice of such action by the IRS. The refunds impacted by this IRS notification totaled approximately $5.1 million and these amounts continue to be included in our deferred income tax liabilities. We believe that our position is appropriate under current tax laws and we intend to vigorously defend the position taken in our amended income tax returns. We continue to accrue interest expense of approximately $0.1 million quarterly related to these refunds until the issue is resolved. At this time, we cannot assure you that we will prevail in our defense of our position taken in the amended income tax returns and we are uncertain as to the amount of time it will take to resolve. If we are not successful, we may be required to repay the amounts received as refunds plus accrued interest.

    The remaining $2.7 million in refunds for 1998 amended income tax returns, which were not included in the IRS notification and for which we were advised the statute of limitations for audit adjustments had expired, were recognized as an income tax benefit in the fourth quarter of 2003. However, in June 2004, the Department of Justice filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that these were erroneous refunds of income taxes that our subsidiaries received which the United States of America is entitled to have returned. The amount of alleged erroneous refunds being sought in the lawsuits total approximately $2.9 million. In the first quarter of 2004, as the result of certain income tax audit adjustments made related to the examination of a separate year, we paid approximately $0.9 million of these claims. Accordingly, to recognize our potential exposure under the lawsuits, we accrued the remaining $2.1 million as income tax expense during the second quarter of 2004. At the same time, we also recognized $0.4 million in interest expense related to these alleged erroneous refunds. We believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to vigorously defend against these claims. However, if we are not successful, we may be required to repay the amounts received as refunds plus the accrued interest and plaintiff's costs.

    During 2004, the Alabama Department of Revenue (the "ALDOR") performed an audit of the 2002 and 2001 combined state income tax returns filed by our subsidiary, Gulf Coast Services, Inc., with the State of Alabama. For

2002, as permitted under Alabama's income tax regulations, Gulf Coast Services, Inc. filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March, 2005, the ALDOR issued a Notice of Preliminary Assessment (the "Alabama Notice"), based on its audit findings in which it contended that some of our subsidiaries lacked the necessary nexus to be combined into our 2002 Alabama state income tax return. Upon further review and discussions with the ALDOR, the Company has agreed to reverse it position regarding consolidation of certain subsidiaries for the 2002 return only. In addition, the ALDOR has agreed to allow an offsetting adjustment in the 2002 return that will result in no
additional payments for the 2002 tax year.   Based on this change in
position, the Company received correspondence from the ALDOR in October 2005 indicating the Preliminary Assessment had been dismissed. Our settlement with the ALDOR does not prejudice our consolidation of these subsidiaries with Alabama operations in subsequent returns, and since we believe our nexus position is more favorable in 2003, we have not made any changes to the consolidation of the subsidiaries of the Company with Alabama operations in the 2003 return. The ALDOR has indicated that it intends review our 2003 return. For 2003, we filed a combined return using the same basis as 2002. As such, in the first quarter of 2005, we accrued a contingent income tax liability of approximately $0.6 million to recognize the additional income tax expense for 2003 that would be due if a combined return was not filed.
We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment. For 2004, in establishing our liability for income taxes, we did not recognize a benefit from the filing of a combined return. We continue to respond to the Alabama Department of Revenue's requests for information. At this time, we are uncertain as to the outcome of this matter. If we are not successful, we may be required to pay the amount accrued as a contingent income tax liability plus the accrued interest and our liability for state income taxes in the state of Alabama may increase in future periods.


Capital and Liquidity Requirements

    Our working capital needs, our debt service requirements and our capital expenditures are primarily funded with our cash flow from operations. Our other primary source of liquidity is our $75.0 million undrawn revolving line of credit with the RTFC.

    On July 29, 2005, we completed a new $550.0 million credit facility with a syndicate of banks consisting of a $475.0 million term loan and a $75.0 million revolving line of credit. Proceeds from the $475.0 million term loan, combined with the RTFC's redemption of our $42.2 million of subordinated stock certificates in the RTFC, were used to retire our $417.2 million in outstanding term debt with the RTFC. Then, on August 29, 2005, with the remaining proceeds from the term loan and cash on hand, we redeemed $102.0 million of our outstanding 13.25% senior notes.

    With the full repayment of our outstanding debt with the RTFC and subsequent redemption of our senior notes, our weighted average interest rate on our long-term debt decreased. As of June 30, 2005, the weighted average cost of our long-term debt was approximately 9.07%. As of October 21, 2005, the weighted average cost of our long-term debt decreased to approximately 8.10%, or a decrease of approximately 1.0% from our weighted average rate before the refinancing and redemption of our senior notes. Accordingly, the cash we require to make the interest payments on our long-term debt will decrease significantly from levels in prior periods. The amount of this decrease will depend, to an extent, upon the variability in interest rates. In addition, we expect that our interest expense will decrease further as we repurchase additional senior notes from our excess cash flow as permitted under our credit agreement. We have issued a notice of redemption to our noteholders to redeem an additional $12.0 million of our senior notes on November 11, 2005 at 106.625% of the aggregate principal amount redeemed plus accrued interest. After the refinancing and subsequent redemption of senior notes, our outstanding long-term debt was approximately $570.2 million compared to $613.5 million at June 30, 2005, a decrease of $43.3 million.

    In addition, by repaying the outstanding term loans to the RTFC, we have eliminated the $9.4 million in annual scheduled principal payments required by our long-term debt agreement with the RTFC. Our new credit agreement does not provide for any scheduled principal amortization payments on the new term loan. We do have requirements to make certain mandatory prepayments of the term loan, including a requirement that 50% of our net excess cash flow be used to repay the term loan. Our net excess cash flow is our gross excess cash flow, as defined in the credit agreement, less payments made to repay, redeem or purchase other long-term debt and in certain instances, payments of dividends. In the next twelve months, we believe that we will use 100% of our gross excess cash flow to voluntarily redeem or repay long-term debt, primarily the senior notes, and therefore we do not anticipate making any mandatory prepayments of the new term loan with our net excess cash flow.

    Partially offsetting the benefit of lower interest expense will be a decrease in the amount of patronage capital dividends we receive from the RTFC. As a cooperative, the RTFC allocates its net margins to borrowers on a pro rata basis based on each borrower's patronage ownership in the RTFC. The net margins are based on the RTFC's fiscal year which begins on June 1 and ends on May 31. In recent years, the Company has received an annual patronage capital allocation from the RTFC that it records at cost. As determined by the RTFC's board of directors, a percentage of the patronage capital allocations paid are retired with cash in January of each year with the remainder being distributed in the form of patronage capital certificates. The patronage capital certificates will be retired for cash on a scheduled 15-year cycle or as determined by the RTFC's board of directors. For 2004, our allocation of patronage capital from the RTFC was $2.9 million of which $2.0 million was retired with cash and $0.9 million was received in patronage capital certificates in January 2005. As we were borrowers of the RTFC during their fiscal year ended May 31, 2005, we expect to receive our proportionate allocation of patronage capital distributions to be made in January 2006 by the RTFC. In 2007, we expect to receive a prorated allocation of patronage capital based on the period of time we were borrowers during the RTFC's fiscal year that will end on May 31, 2006. After receipt of that dividend, we will not receive any future patronage capital allocations from the RTFC.

    We also expect that as we repay our higher cost long-term debt and our interest expense decreases, our cash paid for income taxes will increase as a result.

    Although we anticipate using our excess cash flow to opportunistically purchase, redeem or repay our higher cost long-term debt, we are uncertain as to the timing and extent of these payments. Factors that will impact our purchase, redemption or repayments, among others, are the results of our operations and generation of cash flow from our business, market conditions for our senior notes, other transactions that we may execute, the terms of our new credit agreement and the terms of our senior note indenture. Therefore, we expect that our cash balance may fluctuate from period to period.

    As part of the proposed 2006 federal budget currently being reviewed by Congress, certain language has been included that would allow for the dissolution of the Rural Telephone Bank, or RTB, which may result in our Class C shares in the RTB being redeemed for cash. As the result of the language in the proposed budget, the Board of Directors of the RTB, at its August 4, 2005 meeting, voted to move forward with the liquidation and dissolution of the RTB if the 2006 federal budget is adopted with the proposed language included. We currently own approximately $26.5 million in Class C common stock in the RTB at par value. The stock has a carrying value of $10.1 million. We currently believe we may receive an amount equivalent to the par value of our investment in Class C shares of common stock if the dissolution of the RTB does occur. However, we are not certain that the dissolution of the RTB will occur. Alternatively, if the RTB is dissolved, we cannot be certain that we will receive the full amount of the par value for our shares until the final amount available for redemption is determined. We will continue to monitor the developments related to the RTB.

    We currently receive annual cash dividends from the RTB on our Class C shares. The Board of Directors of the RTB declared a 5.74% cash dividend payable to Class C shareholders on the par value of their stock in December 2005. Based on the par value of the Class C shares we own, we should receive a dividend of approximately $1.5 million in December 2005. If the RTB is dissolved and our shares are redeemed, we will no longer receive these cash dividends.

    In the near term, we expect that our primary uses of cash will include:

  * repayments or redemptions of our long-term debt, including the redemption of $12.0 million in senior notes to take place on November 11, 2005, and open market purchases of our senior notes;
  * interest payments on our long-term debt;
  * payment of income taxes;
  * the maintenance and growth of our telephone plant and network infrastructure, including capital expenditures to improve the survivability of our network at our Alabama rural telephone company;
  * funding redemptions of Series A stock put to Coastal Communications, Inc. per the terms of a shareholders agreement with the former shareholders of Coastal Utilities, Inc.;
  * the maintenance, upgrade and integration of operating support systems and other automated back office systems;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel and related expenses.

    We currently estimate that capital expenditures in 2005 will be approximately $17.3 million, or an increase of approximately $4.0 million from our prior estimates. Our estimate of capital expenditures includes approximately

$4.0 million in additional capital expenditures in our Alabama rural telephone company to add significantly more high-capacity fiber optic transport lines using a network architecture that will enhance network survivability and to repair storm damage to our network sustained as a result of Hurricane Katrina in August 2005. The additional fiber will strengthen our ability to sustain service to our customers through catastrophic storms and will also create a dynamic network platform for providing high bandwidth services to our customers in Alabama. The fiber deployment will include "intelligent" electronics and the network will be designed with "ring" architecture so that if a portion of the network is damaged, the network will immediately sense the damage and automatically route traffic in another direction. These enhancements will make our network highly resistant to outages from storms or other network disruptions. Our estimate also includes approximately $0.6 million in capital expenditures for two exchanges we acquired in April 2005.

    For 2004, our capital expenditures were approximately $14.6 million, which included approximately $2.6 million in capital expenditures to replace certain telephone and plant equipment, primarily our transmission and distribution facilities used to serve the coastal areas of our RLEC operations in Alabama, as a result of damages from Hurricane Ivan. For the years ended December 31, 2003 and 2002, our capital expenditures were approximately $12.2 million and $12.3 million, respectively. Our use of cash for capital expenditures in recent years was significantly less than we had incurred in years prior to 2002. This is a result of several factors. First, we invested a significant amount in capital additions during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in our markets. Absent major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements. A large portion of our capital expenditures in 2005 and 2004 have been directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. In 2004 and 2005, the demand for use of capital in the expansion of our telephone plant and network facilities has been assessed and will continue to be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. We recently entered into an agreement with the National Rural Telecommunications Cooperative that allows us to offer DIRECTV satellite television service to our customers. This agreement will not require us to make any significant capital expenditures to provide this service.

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

    Based on our business plan, we currently project that cash and cash equivalents on hand, available borrowings under our $75.0 million revolving line of credit and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future operating cash requirements will depend on many factors, including, among others:

  * the outcome of current litigation with the Department of Justice regarding the claim that two of our subsidiaries received erroneous refunds;
  * the duration of the troop deployment at the military bases in Georgia;
  * the extent of any further hurricane-related damages to any of our operating companies;
  * the extent to which we consummate any significant additional acquisitions;
  * our success in maintaining a net positive cash flow in our edge-out operations;
  * the demand for our services in our existing markets;
  * the increase in competitive services in our existing markets for voice and broadband services;
  * our ability to acquire, maintain, develop, upgrade and integrate the necessary operating support systems and other back office systems; and
  * regulatory, technological and competitive developments.

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

    Under the terms of MRTC's Operating Agreement, at any time on or after January 16, 2006, certain members may require MRTC to redeem all of their Class A units at an amount equal to the fair market value of the units. Upon written notice to our board from a member exercising its put rights, MRTC will have 120 days to purchase the member's units for cash. To the extent that cash is not available or MRTC is not permitted to make such payments, MRTC may issue notes to the member, with such notes bearing interest at the prime rate, until the notes can be retired for cash. Due to restrictive covenants in our debt agreements, we do not believe exercise of the put rights is probable. However, if such put rights are exercised by any of our members, we may be required to fund this obligation of MRTC. The holders of MRTC's Class B, Class C and Class D units have no rights to require the redemption of those units.


Proposed Initial Public Offering of Common Stock by Madison
Communications Corp. and Related Transactions

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

    The consummation of the initial public offering is subject to various contingencies, including market conditions. We continue to keep our Form S-1 in the registration process but completion of the offering is pending improvement in market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Although we invest our short-term excess cash balances, the nature and quality of these investments are restricted under our internal investment policies and covenants under our credit agreement and senior note indenture. Investments we are permitted to make are limited primarily to U.S. Treasury agreement and agency securities, certain time deposits and high quality repurchase agreements and commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

    As of September 30, 2005, our outstanding long-term debt consists of a $475.0 million term loan bearing a weighted average interest rate of 7.06% as of October 21, 2005 and $96.0 million of senior notes with a stated fixed interest rate of 13.25%. We have entered into interest rate swap agreements with three banks to fix the interest rate on $350.0 million of our term loan at an effective interest rate of 7.22% for a period of four years.
Therefore, $125.0 million of our term debt remains variable and subject to interest rate risk if interest rates rise. A one percent increase in interest rates would result in an increase in our interest expense of approximately $1.3 million. We are not subject to interest rate risk on our senior notes.

    As discussed above, we have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. Each floating rate payor under the interest rate swap agreements is a nationally recognized commercial bank, which has been accorded ratings similar to other large commercial banks by primary rating agencies. We will periodically monitor these credit ratings. While we may be exposed to losses due to non-performance of the bank counterparties, we consider the risk remote and do not expect the settlement of this transaction to have a material effect on our financial condition or results of operations.

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


                                      MADISON RIVER CAPITAL, LLC

Date:  November 7, 2005               /s/  PAUL H. SUNU
                                      ---------------------------------------
                                      Name:  Paul H. Sunu
                                      Title:  Managing Director, Chief
                                              Financial Officer and Secretary

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