Form 10-Q/A
period 2005-03-31
MADISON RIVER CAPITAL LLC
filed 2006-03-31
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                 FORM 10-Q/A
                               Amendment No. 1

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

                               EXPLANATORY NOTE

Madison River Capital, LLC (the "Company") is filing this Amendment No.1 to its Form 10-Q to amend and restate its condensed consolidated financial statements and related disclosures as of March 31, 2005 and December 31, 2004 and for the three-month period ended March 31, 2005, initially filed with the Securities and Exchange Commission on May 12, 2005 (the "Original Filing"). Please see Note 9 to the Condensed Consolidated Financial Statements for specific information related to the restatement.

This restatement corrects the accounting for certain incentive compensation expenses and corrects the presentation of accumulated other comprehensive loss to reflect the Company's additional minimum pension liability net of applicable income taxes. The Company had previously accounted for certain incentive awards as a fixed obligation of the Company following the guidelines of Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967-Deferred Compensation Contracts. In reviewing the documentation governing its long-term incentive plan (the "LTIP"), the Company determined that the incentive awards granted under the LTIP were not a fixed obligation of the Company but rather, the LTIP should be accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since payment of these incentive awards is contingent on the successful completion of a liquidity event in the future and accounting guidance provides that this type of future event can not be deemed to be probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods. The Company also determined that its presentation of accumulated other comprehensive loss, which consists of the additional minimum pension liability recorded by the Company, should be presented net of applicable income taxes in accordance with Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income. The Company corrected this presentation by netting the income tax benefit against the additional minimum pension liability with a corresponding decrease in long-term deferred income tax liabilities.

In addition to the restatement, the Company is also revising the presentation of telephone plant and equipment on its consolidated balance sheets. The Company previously presented telephone plant and equipment acquired at the seller's net book value. In reviewing this presentation for telephone plant and equipment, the Company determined that it is more appropriate to present the telephone plant and equipment and the associated accumulated depreciation acquired in these transactions at their respective gross amounts as recorded on the seller's balance sheet in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, and to be consistent with industry practice. The impact from this revision of the balance sheet presentation is a reclassification on the balance sheet only and does not change net telephone plant and equipment, total assets, member's capital or net income (loss) as previously reported.

This Form 10-Q/A sets forth the Original Filing in its entirety for the convenience of the reader. However, this 10-Q/A solely amends and restates certain information in Items 1, 2 and 4 of Part I of the Original Filing. This Form 10-Q/A also updates Exhibit 31 and Exhibit 32 presenting the CEO and CFO certifications.

For purposes of this Form 10-Q/A and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update any other disclosures set forth in the Original Filing to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company after the date of the Original Filing. All information contained in this amended Form 10-Q/A and the Original Filing is subject to updating and supplementing as provided in the periodic reports, such as Form 8-K, that the Company has filed and will file after the Original Filing with the Securities and Exchange Commission.

                          MADISON RIVER CAPITAL, LLC

                             Index to Form 10-Q/A

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - March 31, 2005 (Restated) (Unaudited)
            and December 31, 2004 (Restated).................................................1
          Condensed Consolidated Statements of Operations (Unaudited) - Three Months
            Ended March 31, 2005 (Restated) and 2004 (Restated)..............................2
          Condensed Consolidated Statement of Member's Capital (Unaudited) - Three Months
            Ended March 31, 2005 (Restated)..................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
            Ended March 31, 2005 and 2004....................................................4
          Notes to Condensed Consolidated Financial Statements (Restated) (Unaudited)........5
Item  2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations....................................................................13
Item  3.  Quantitative and Qualitative Disclosures About Market Risk.........................27
Item  4.  Controls and Procedures............................................................27



Part II - Other Information
Item  1.  Legal Proceedings..................................................................29
Item  6.  Exhibits...........................................................................29
Signature....................................................................................29

                                   Part I


Item 1.  FINANCIAL STATEMENTS
                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  March 31, 2005     December 31, 2004
                                                                  --------------     -----------------
                                                                    (Restated)           (Restated)
Assets                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   30,663           $   34,486
  Accounts receivable, less allowance for uncollectible accounts
    of $1,062 and $1,416 in 2005 and 2004, respectively                   9,028                9,855
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,122 and $1,310
    in 2005 and 2004, respectively                                        5,652                5,862
  Rural Telephone Finance Cooperative stock to be redeemed                  235                  469
  Rural Telephone Finance Cooperative patronage capital receivable          575                2,910
  Other current assets                                                    5,569                4,454
                                                                      ---------            ---------
    Total current assets                                                 51,722               58,036
                                                                      ---------            ---------

Telephone plant and equipment                                           671,764              670,000
Less accumulated depreciation and amortization                         (385,734)            (377,107)
                                                                      ---------            ---------
  Telephone plant and equipment, net                                    286,030              292,893
                                                                      ---------            ---------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     41,955               42,190
  Goodwill                                                              366,332              366,332
  Other assets                                                           22,201               21,553
                                                                      ---------            ---------
    Total other assets                                                  430,488              430,075
                                                                      ---------            ---------

    Total assets                                                     $  768,240           $  781,004
                                                                      =========            =========

Liabilities and member's capital
Current liabilities:
  Accounts payable and accrued expenses                              $      674           $    1,753
  Accrued expenses                                                       22,220               32,264
  Other current liabilities                                               6,477                6,306
  Current portion of long-term debt                                       9,385                9,385
                                                                      ---------            ---------
    Total current liabilities                                            38,756               49,708
                                                                      ---------            ---------

Noncurrent liabilities:
  Long-term debt                                                        606,408              608,691
  Other liabilities                                                      61,488               61,845
                                                                      ---------            ---------
    Total noncurrent liabilities                                        667,896              670,536
                                                                      ---------            ---------

    Total liabilities                                                   706,652              720,244

Member's capital:
  Member's interest                                                     251,684              251,684
  Accumulated deficit                                                  (187,496)            (188,324)
  Accumulated other comprehensive loss                                   (2,600)              (2,600)
                                                                      ---------            ---------
    Total member's capital                                               61,588               60,760
                                                                      ---------            ---------

    Total liabilities and member's capital                           $  768,240           $  781,004
                                                                      =========            =========




          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2005              2004
                                                                        ----------        ----------
                                                                        (Restated)        (Restated)
Operating revenues:
  Local services                                                        $   31,373        $   32,693
  Long distance services                                                     3,859             3,806
  Internet and enhanced data services                                        5,766             4,840
  Edge-out services                                                          2,725             3,131
  Miscellaneous telecommunications service and equipment                     4,207             4,109
                                                                         ---------         ---------
    Total operating revenues                                                47,930            48,579
                                                                         ---------         ---------

Operating expenses:
  Cost of services and sales (exclusive of depreciation
    and amortization)                                                       13,732            13,302
  Depreciation and amortization                                              9,274            12,109
  Selling, general and administrative expenses                               9,203             9,386
                                                                         ---------         ---------
    Total operating expenses                                                32,209            34,797
                                                                         ---------         ---------

Net operating income                                                        15,721            13,782

Interest expenses                                                          (14,415)          (15,173)
Other income, net                                                            1,022               865
                                                                         ---------         ---------

Income (loss) before income taxes                                            2,328              (526)

Income tax (expense) benefit                                                (1,500)             (158)
                                                                         ---------         ---------

Net income (loss)                                                       $      828        $     (684)
                                                                         =========         =========



           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit          Loss         Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2004 (As previously
  reported)                                       $  251,684      $  (202,938)     $ (4,193)     $  44,553
Cumulative adjustments to restate opening
  balances (see Note 1)                                 -              14,614         1,593         16,207
                                                   ---------       ----------       -------       --------
Balance at December 31, 2004 (Restated)              251,684         (188,324)       (2,600)        60,760
  Net income (Restated)                                 -                 828           -              828
                                                   ---------       ----------       -------       --------
Balance at March 31, 2005 (unaudited) (Restated)  $  251,684      $  (187,496)     $ (2,600)     $  61,588
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

    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's restated audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The amounts presented in the condensed consolidated balance sheet as of December 31, 2004 were derived from the Company's restated audited consolidated balance sheet. See note 9 below for further discussion regarding the restatement. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

3.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:

                                           March 31,       December 31,
                                             2005              2004
                                           ---------       ------------
                                          (Restated)        (Restated)
                                                (in thousands)
  Land, buildings and general equipment     $   80,310      $   80,216
  Central office equipment                     244,318         242,741
  Poles, wires, cables and conduit             320,503         319,299
  Leasehold improvements                         3,415           3,415
  Software                                      18,524          18,522
  Construction-in-process                        4,694           5,807
                                             ---------       ---------
    Total telephone plant and equipment     $  671,764      $  670,000
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

                                          Three month period ended
                                         --------------------------
                                         March 31,        March 31,
                                           2005             2004
                                         ---------        ---------
                                         (Restated)       (Restated)
                                               (in thousands)
         Total revenues:
           RLEC operations               $  45,817        $  46,113
           EOS                               2,824            3,163
                                          --------         --------
                                            48,641           49,276
           Less intersegment revenues         (711)            (697)
                                          --------         --------
             Total reported revenues     $  47,930        $  48,579
                                          ========         ========

         Net operating income (loss):
           RLEC operations               $  18,179        $  16,636
           EOS                              (2,458)          (2,854)
                                          --------         --------
             Total reported net
               operating income          $  15,721        $  13,782
                                          ========         ========

    Total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                         March 31,          December 31,
                                           2005                 2004
                                         ---------          ------------
                                                (in thousands)
         Total assets:
           RLEC operations               $  837,367        $  840,537
           EOS                              419,737           433,952
                                          ---------         ---------
                                          1,257,104         1,274,489
         Less intersegment assets          (488,864)         (493,485)
                                          ---------         ---------
           Total reported assets         $  768,240        $  781,004
                                          =========         =========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


9.  RESTATEMENT

    The Company determined that compensation expense recorded for incentive awards granted to employees, principally under the Company's long term-incentive plan (the "LTIP"), should not have been recognized during these periods. The Company had previously accounted for these awards as a fixed obligation of the Company following the guidelines of Accounting Principles Board No. 12, Omnibus Opinion-1967-Deferred Compensation Contracts. In reviewing the documentation governing the LTIP, the Company determined that the incentive awards granted under the LTIP were not a fixed obligation of the Company but rather, the LTIP should be accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since payment of these incentive awards is contingent on a future liquidity event occurring and this type of event is deemed to be not probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods.

    The restatement of the Company's financial statements for each affected period required the reversal of the compensation expense and associated long-term liability accrual recognized for the incentive awards as well as the related income tax effects. At September 30, 2005 and December 31, 2004, the Company had approximately $21.0 million and $22.4 million, respectively, accrued for the incentive awards. In addition, at December 31, 2003, the Company had a $6.7 million valuation allowance recorded to reflect the deferred tax assets associated with the LTIP at their net realizable value. As the result of an amendment to the LTIP, the Company reversed this valuation allowance in the fourth quarter of 2004. The impact of these entries for the valuation allowance was also reversed as part of the restatement. Restating expenses in prior periods require that the Company revise certain cost studies. Accordingly, the Company also restated local service revenues to reflect the adjustments to be made to the amended cost studies. On a pre-tax basis, local service revenues decreased in 2004 by approximately $0.2 million. This restatement resulted in corrections to the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of member's capital and condensed consolidated statements of cash flows for the affected periods presented herein.

    Additionally, the Company determined that the consolidated financial statements and other financial information for 2003 and 2004 should be restated to correct the presentation of its additional minimum pension liability which is included in its accumulated other comprehensive loss on the condensed consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, comprehensive income (loss) should have been reflected net of applicable income tax benefits of $1.3 million in 2003 and $0.3 million in 2004. The Company corrected this presentation by netting the income tax benefit against the additional minimum pension liability with a corresponding decrease in long-term deferred income tax liabilities. This restatement resulted in corrections to the condensed consolidated balance sheets, condensed consolidated statements of member's capital and condensed consolidated statements of cash flows for the affected periods presented herein. There was no impact to the condensed consolidated statements of operations presented herein.

    In addition to the restatement, the Company also revised its presentation of telephone plant and equipment on its consolidated balance sheets for the aforementioned periods. The Company previously presented telephone plant and equipment acquired in its four RLEC acquisitions at the seller's net book value. In reviewing this presentation for telephone plant and equipment, the Company determined that it is more appropriate to present the telephone plant and equipment and the associated accumulated depreciation acquired in these transactions at their respective gross amounts as recorded on the seller's balance sheet in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, and to be consistent with industry practice. As a result, the Company's telephone plant and equipment increased by approximately $185.4 million with a corresponding increase of the same amount in accumulated depreciation. The impact from this change of the balance sheet presentation for telephone plant and equipment is a reclassification on the balance sheet only and did not change net telephone plant and equipment, total assets, member's capital or net income (loss) as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


9. RESTATEMENT (continued)

    The following tables set forth the effects of the restatement and the change in presentation for telephone plant and equipment on affected line items within the Company's previously issued condensed consolidated balance sheets and condensed consolidated statement of operations for the periods presented.

Effects on Condensed Consolidated Balance Sheets:
-------------------------------------------------

                                             March 31, 2005              December 31, 2004
                                          Reported     Restated         Reported    Restated
                                          --------     --------         --------    --------
  Telephone plant and equipment          $ 486,372    $ 671,764        $ 484,608   $ 670,000
  Accumulated depreciation                (200,342)    (385,734)        (191,715)   (377,107)
  Accrued expenses                          22,002       22,220           32,048      32,264
  Total current liabilities                 38,538       38,756           49,492      49,708
  Other liabilities                         78,147       61,488           78,268      61,845
  Total noncurrent liabilities             684,555      667,896          686,959     670,536
  Total liabilities                        723,093      706,652          736,451     720,244
  Accumulated deficit                     (202,344)    (187,496)        (202,938)   (188,324)
  Accumulated other comprehensive loss      (4,193)      (2,600)          (4,193)     (2,600)
  Total member's capital                    45,147       61,588           44,553      60,760


Effects on Condensed Consolidated Statement of Operations:
----------------------------------------------------------

                                           Three Months Ended            Three Months Ended
                                             March 31, 2005                March 31, 2004
                                          Reported     Restated         Reported    Restated
                                          --------     --------         --------    --------
  Cost of services and sales (exclusive
    of depreciation and amortization)    $  13,804    $  13,732        $  13,435   $  13,302
  Selling, general and administrative
    expenses                                 9,496        9,203           10,168       9,386
  Total operating expenses                  32,574       32,209           35,712      34,797
  Net operating income                      15,356       15,721           12,867      13,782
  Income tax (expense) benefit              (1,369)      (1,500)             160        (158)
  Net income (loss)                            594          828           (1,281)       (684)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements, other than statements of historical fact, included in this Form 10-Q/A are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited, to the following:

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

    You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q/A. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events.

    Important factors that could cause our actual results to differ materially from our expectations are discussed in the "Risk Factors" section beginning on page 21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 333-36804) as filed with the Securities and Exchange Commission.

References in this Form 10-Q/A to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Restatement of Financial Statements

    As discussed in the Explanatory Note to this Amendment No. 1 to Form 10-Q and Note 9 to the condensed consolidated financial statements contained herein, our condensed consolidated financial statements for the periods covered by this report have been restated. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Form 10-Q. For additional information regarding the restatement, please refer to Note 9 to the condensed consolidated financial statements.

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

    On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Form 10-Q/A shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Operating Expenses

    Total operating expenses decreased approximately $2.6 million from $34.8 million, or 71.6% of total revenues in the first quarter of 2004, to $32.2 million, or 67.2% of total revenues in the first quarter of 2005. The decrease is primarily attributable to a decrease of $2.8 million in depreciation and amortization expenses in the first quarter of 2005 compared to the same period in 2004. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, increased to 28.7% in the first quarter of 2005 from 27.4% in the first quarter of 2004, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 19.3% in the first quarter of 2004 to 19.2% in the first quarter of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 24.9% in the first quarter of 2004 to 19.4% in the first quarter of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the quarter ended March 31, 2005 were $27.0 million, a decrease of $1.8 million, or 6.2%, from operating expenses of $28.8 million in the quarter ended March 31, 2004. Depreciation and amortization expense in the first quarter of 2005 was $6.7 million, a decrease of $2.1 million, or 23.7%, from depreciation and amortization expense of $8.8 million in the first quarter of 2004. The decrease was attributable to certain classes of assets becoming fully depreciated during the past year. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations increased approximately $0.4 million, or 3.3%, to $11.9 million in the first quarter of 2005 from $11.5 million in the first quarter of 2004. The increase is attributed primarily to additional expenses related to storm damage restoration in Alabama and higher contract labor expenses for a special project in Georgia in the first quarter of 2005 compared to the prior year. These increases were partially offset by a reduction in expenses for DSL modems as the number of new DSL connections placed in service was lower in the first quarter of 2005 compared to the first quarter of 2004. Selling, general and administrative expenses decreased approximately $0.1 million, or 0.8%, to $8.4 million in the first quarter of 2005 from $8.5 million in the first quarter of 2004.

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

    Net Operating Income

    Net operating income increased approximately $1.9 million from $13.8 million, or 28.4% of total revenues in the first quarter of 2004 to $15.7 million, or 32.8% of total revenues in the first quarter of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense in both the RLEC operations and the edge-out services. Net operating income in the RLEC operations increased $1.6 million, or 9.3%, to $18.2 million in the first quarter of 2005 from $16.6 million in the first quarter of 2004. For the edge-out services, the net operating loss improved $0.4 million, or 13.9%, to $2.5 million in the first quarter of 2005 from $2.9 million in the first quarter of 2004.

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

Income Tax Expense / Benefit

    We reported income tax expense of $1.5 million in the quarter ended March 31, 2005 compared to income tax expense of $0.2 million in the quarter ended March 31, 2004, a change of $1.3 million. The change is attributed primarily to a one-time accrual of $0.9 million in state income tax expense related to a proposed audit adjustment from an audit by the Alabama Department of Revenue conducted in 2004. The audit covered the 2002 and 2001 combined state income tax returns filed by our subsidiary, Gulf Coast Services, Inc., with the State of Alabama. For 2002, as permitted under Alabama's income tax regulations, Gulf Coast Services, Inc. filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March, 2005, the Alabama Department of Revenue issued a Notice of Preliminary Assessment ("the Alabama Notice") in which it contended that we lacked the necessary nexus to file our 2002 state income tax returns on a combined basis. The Alabama Notice, if upheld, would not result in any additional taxes being due for 2002 due to offsetting adjustments. However, if the Alabama Notice is upheld after appeals, our state income tax liability to Alabama will increase for tax years subsequent to 2002. For 2003, we filed a combined return using the same basis as 2002 and accordingly, if appeals are unsuccessful, the return would be amended to reflect the findings in the Alabama Notice. As such, upon receiving the Alabama Notice in the first quarter of 2005 and after consultation with our advisors, we accrued a deferred income tax liability of approximately $0.9 million to recognize the additional income tax expense for 2003 that would be due if a combined return was not filed. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment. We believe our position in the combined returns is appropriate and we intend to appeal this finding. Accordingly, we filed a Request for Review with the Alabama Department of Revenue in April, 2005. However, at this time, we are uncertain as to the outcome of this matter.

    The remaining change in income taxes is attributed to an increase in our pre-tax income in the first quarter of 2005 compared to the first quarter of 2004. In the first quarter of 2005, our pre-tax income was approximately $2.3 million compared to a pre-tax loss of $0.5 million in the first quarter of 2004, an improvement of $2.8 million.

    Net Income (Loss)

    We reported net income of $0.8 million in the first quarter of 2005, or 1.7% of total revenues. Our net income of $0.8 million was an improvement of $1.5 million from our net loss of $0.7 million, or 1.4% of total revenues, in the first quarter of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $8.7 million in the first quarter of 2005 compared to net income of $8.8 million in the first quarter of 2004, a decrease of $0.1 million, or 1.3%. For the quarters ended March 31, 2005 and 2004, our edge-out services reported net losses of $7.9 million and $9.5 million, respectively, an improvement of $1.6 million.

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

    At March 31, 2005, we had positive working capital of approximately $13.0 million compared to a working capital deficit of $8.6 million at March 31, 2004, a change of $21.6 million. The change is attributable primarily to an increase in our cash balance of $15.4 million and a decrease of $8.4 million in our accounts payable and accrued expenses at March 31, 2005 compared to March 31, 2004. These amounts were partially offset by an increase of $2.3 million in the current portion of long-term debt at March 31, 2005 compared to March 31, 2004. We believe our working capital position continues to be enhanced by our reduced schedule of principal payments as the result of the credit facility amendment with the RTFC entered into in July 2003. In addition, we have remained focused on implementing and maintaining operating improvements and efficiencies in our business processes to reduce our operating expenses as well as the execution of a disciplined approach to evaluating and making capital expenditures.

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

Proposed Initial Public Offering of Common Stock by Madison River
Communications Corp. and Related Transactions

    On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Quarterly Report on Form 10-Q/A shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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


ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives.

    Subsequent to filing our Form 10-Q for the quarter ended March 31, 2005, management determined that our consolidated financial statements and other financial information for fiscal years 1998 through 2004 and for the previously issued fiscal year 2005 interim periods should be restated to correct the accounting for two errors. First, certain incentive compensation expenses, primarily for awards granted to certain employees under our long-term incentive plan (the "LTIP") that were expensed and recognized as a fixed obligation of the Company. The LTIP should have been accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since payment of these incentive awards is contingent on a future liquidity event occurring and this type of event is deemed to be not probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination

Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods. Second, we determined that the presentation of accumulated other comprehensive loss, which consists of the additional minimum pension liability, should have been presented net of applicable income taxes in accordance with Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income. We corrected this presentation by netting the income tax benefit against the additional minimum pension liability with a corresponding decrease in long-term deferred income tax liabilities.

    These restatements led management to conclude that we had a material weakness in our internal control over financial reporting because the controls over the analysis of the LTIP agreement and the presentation of our accumulated other comprehensive loss and the relevant accounting guidance did not result in the correct application of generally accepted accounting principles.

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2005. Based on that evaluation and due to the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

(b) Internal Control Over Financial Reporting

    There were no changes in internal controls during the quarter ended March 31, 2005. However, in connection with the restatements of the Company's consolidated financial statements for the fiscal years 1998 through 2004 and for the previously issued fiscal year 2005 interim periods, as fully described in Note 9 of the condensed consolidated financial statements included in this Amendment No. 1 to Form 10-Q for the three months ended March 31, 2005, management determined that the material weakness described above existed as of March 31, 2005 and has, as a result, effected changes to the Company's internal control over financial reporting subsequent to the period covered by this report, that have materially affected the Company's
internal control over financial reporting.   The remediation action included
enhancing and strengthening the process used to interpret new accounting pronouncements, related interpretations and supporting documentation, as well as the process of selection, review and assessment of the accounting policies used. We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting as described above.

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


                                      MADISON RIVER CAPITAL, LLC

Date:  March 31, 2006                  /s/  PAUL H. SUNU
                                      ---------------------------------------
                                      Name:  Paul H. Sunu
                                      Title:  Managing Director, Chief
                                              Financial Officer and Secretary

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