Form 10-Q/A
period 2005-06-30
MADISON RIVER CAPITAL LLC
filed 2006-03-31
CIK 1111590

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

                               EXPLANATORY NOTE

    Madison River Capital, LLC (the "Company") is filing this Amendment No.1 to its Form 10-Q to amend and restate its condensed consolidated financial statements and related disclosures as of June 30, 2005 and December 31, 2004 and for the three-month and six-month periods ended June 30, 2005, initially filed with the Securities and Exchange Commission on August 4, 2005 (the "Original Filing"). Please see Note 10 to the Condensed Consolidated Financial Statements for specific information related to the restatement.

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

                          MADISON RIVER CAPITAL, LLC

                             Index to Form 10-Q/A

Part I - Financial Information                                                             Page
                                                                                           ----
 Item  1. Financial Statements
          Condensed Consolidated Balance Sheets - June 30, 2005 (Restated) (Unaudited)
            and December 31, 2004 (Restated)..................................................1
          Condensed Consolidated Statements of Operations (Unaudited) -
            Three and Six Months Ended June 30, 2005 (Restated) and 2004 (Restated)...........2
          Condensed Consolidated Statement of Member's Capital (Unaudited) -
            Six Months Ended June 30, 2005 (Restated).........................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Six Months Ended June 30, 2005 and 2004...........................................4
          Notes to Condensed Consolidated Financial Statements (Restated) (Unaudited).........5
 Item  2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................................13
 Item  3. Quantitative and Qualitative Disclosures About Market Risk.........................29
 Item  4. Controls and Procedures............................................................29


Part II - Other Information
 Item  6. Exhibits...........................................................................31

 Signature...................................................................................31


                                   Part I


Item 1.  FINANCIAL STATEMENTS

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                   June 30, 2005     December 31, 2004
                                                                   -------------     -----------------
                                                                    (Restated)          (Restated)
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   33,391           $    34,486
  Accounts receivable, less allowance for uncollectible accounts
    of $1,130 and $1,416 in 2005 and 2004, respectively                   9,959                 9,855
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,001 and $1,310
    in 2005 and 2004, respectively                                        6,357                 5,862
  Inventories                                                               504                   644
  Rural Telephone Finance Cooperative stock to be redeemed                  469                   469
  Rural Telephone Finance Cooperative patronage capital receivable        1,150                 2,910
  Other current assets                                                    6,771                 3,810
                                                                      ---------             ---------
    Total current assets                                                 58,601                58,036
                                                                      ---------             ---------

Telephone plant and equipment                                           689,691               670,000
Less accumulated depreciation and amortization                         (404,467)             (377,107)
                                                                      ---------             ---------
  Telephone plant and equipment, net                                    285,224               292,893
                                                                      ---------             ---------

Other assets:
  Rural Telephone Finance Cooperative stock, at cost                     41,721                42,190
  Goodwill                                                              366,332               366,332
  Other assets                                                           22,489                21,553
                                                                      ---------             ---------
    Total other assets                                                  430,542               430,075
                                                                      ---------             ---------

    Total assets                                                     $  774,367            $  781,004
                                                                      =========             =========


Liabilities and member's capital
Current liabilities:
  Accounts payable                                                   $      749            $    1,753
  Accrued expenses                                                       30,907                32,264
  Other current liabilities                                               6,599                 6,306
  Current portion of long-term debt                                       9,385                 9,385
                                                                      ---------             ---------
    Total current liabilities                                            47,640                49,708
                                                                      ---------             ---------

Noncurrent liabilities:
  Long-term debt                                                        604,127               608,691
  Other liabilities                                                      59,114                61,845
                                                                      ---------             ---------
    Total noncurrent liabilities                                        663,241               670,536
                                                                      ---------             ---------

    Total liabilities                                                   710,881               720,244

Member's capital:
  Member's interest                                                     251,684               251,684
  Accumulated deficit                                                  (185,598)             (188,324)
  Accumulated other comprehensive loss                                   (2,600)               (2,600)
                                                                      ---------             ---------

    Total member's capital                                               63,486                60,760
                                                                      ---------             ---------

    Total liabilities and member's capital                           $  774,367            $  781,004
                                                                      =========             =========




          See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)

                                               Three Months Ended June 30,  Six Months Ended June 30,
                                               ---------------------------  -------------------------
                                                     2005        2004            2005        2004
                                                     ----        ----            ----        ----
                                                  (Restated)  (Restated)      (Restated)  (Restated)
Operating revenues:
  Local services                                   $  31,283   $  31,974       $  62,656   $  64,667
  Long distance services                               3,976       3,710           7,835       7,516
  Internet and enhanced data services                  5,946       4,945          11,712       9,785
  Edge-out services                                    2,645       3,070           5,370       6,201
  Miscellaneous telecommunications
    services and equipment                             3,854       4,105           8,061       8,214
                                                    --------    --------        --------    --------
      Total operating revenues                        47,704      47,804          95,634      96,383
                                                    --------    --------        --------    --------

Operating expenses:
  Cost of services and sales (exclusive of
    depreciation and amortization                     13,490      13,287          27,223      26,589
  Depreciation and amortization                        9,422      10,707          18,696      22,816
  Selling, general and administrative expenses         8,989       9,030          18,192      18,416
                                                    --------    --------        --------    --------
      Total operating expenses                        31,901      33,024          64,111      67,821
                                                    --------    --------        --------    --------

Net operating income                                  15,803      14,780          31,523      28,562

Interest expense                                     (14,127)    (15,114)        (28,542)    (30,287)
Other income, net                                      1,009         727           2,031       1,592
                                                    --------    --------        --------    --------
Income (loss) before income tax expense                2,685         393           5,012        (133)

Income tax expense                                       786       2,226           2,286       2,384
                                                    --------    --------        --------    --------
Net income (loss)                                  $   1,899   $  (1,833)      $   2,726   $  (2,517)
                                                    ========    ========        ========    ========





           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit          Loss         Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2004 (As previously
  reported)                                        $  251,684     $  (202,938)    $  (4,193)    $  44,553
Cumulative adjustments to restate opening
  balances (see Note 1)                                 -              14,614         1,593        16,207
                                                    ---------      ----------      --------      --------
Balance at December 31, 2004 (Restated)               251,684        (188,324)       (2,600)       60,760
  Net income (Restated)                                  -              2,726          -            2,726
                                                    ---------      ----------      --------      --------
Balance at June 30, 2005 (unaudited) (Restated)    $  251,684     $  (185,598)    $  (2,600)    $  63,486
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

          * Coastal Communications, Inc. and its subsidiaries ("CCI"), a majority-owned subsidiary

          * Madison River Management, LLC ("MRM"), a wholly-owned subsidiary

      * Madison River Long Distance Solutions, Inc. ("MRLDS"), a wholly-owned subsidiary

      * Mebtel Long Distance Solutions, Inc. ("MLDS"), a wholly-owned subsidiary

    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's restated audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The amounts presented in the condensed consolidated balance sheet as of December 31, 2004 were derived from the Company's restated audited consolidated balance sheet. See note 10 below for further discussion regarding the restatement. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)

3.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:




                                            June 30,       December 31,
                                             2005              2004
                                           ---------       ------------
                                           (Restated)       (Restated)
                                                (in thousands)
   Land, buildings and general equipment    $  81,111       $  80,216
   Central office equipment                   251,441         242,741
   Poles, wires, cables and conduit           328,901         319,299
   Leasehold improvements                       3,415           3,415
   Software                                    18,197          18,522
   Construction-in-process                      6,626           5,807
                                             --------        --------
     Total telephone plant and equipment    $ 689,691       $ 670,000
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


                                       Three Month Period Ended           Six Month Period Ended
                                       ------------------------           ----------------------
                                         June 30,     June 30,             June 30,     June 30,
                                           2005         2004                 2005         2004
                                           ----         ----                 ----         ----
                                        (Restated)   (Restated)           (Restated)   (Restated)
                                                             (in thousands)
    Total revenues
      RLEC operations                     $  45,660    $  45,396            $  91,477    $  91,509
      EOS                                     2,743        3,103                5,567        6,266
                                           --------     --------             --------     --------
                                             48,403       48,499               97,044       97,775
    Less intersegment revenues                 (699)        (695)              (1,410)      (1,392)
                                           --------     --------             --------     --------
      Total reported revenues             $  47,704    $  47,804            $  95,634    $  96,383
                                           ========     ========             ========     ========

    Net operating income (loss):
      RLEC operations                     $  18,257    $  17,008            $  36,435    $  33,644
      EOS                                    (2,454)      (2,228)              (4,912)      (5,082)
                                           --------     --------             --------     --------
      Total reported net operating
        income                            $  15,803    $  14,780            $  31,523    $  28,562
                                           ========     ========             ========     ========

    At June 30, 2005 and December 31, 2004, total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

                                         June 30,          December 31,
                                           2005                 2004
                                         --------           ------------
                                                (in thousands)
         Total assets:
           RLEC operations                $    846,197      $    840,537
           EOS                                 419,278           433,952
                                           -----------       -----------
                                             1,265,475         1,274,489
           Less intersegment assets           (491,108)         (493,485)
                                           -----------       -----------
           Total reported assets          $    774,367      $    781,004
                                           ===========       ===========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


10.  RESTATEMENT

    The Company determined that compensation expense recorded for incentive awards granted to employees, principally under the Company's long term-incentive plan (the "LTIP"), should not have been recognized during these periods. The Company had previously accounted for these awards as a fixed obligation of the Company following the guidelines of Accounting Principles Board No. 12, Omnibus Opinion-1967-Deferred Compensation Contracts. In reviewing the documentation governing the LTIP, the Company determined that the incentive awards granted under the LTIP were not a fixed obligation of the Company but rather, the LTIP should be accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As payment of these incentive awards is contingent on a future liquidity event occurring and this type of event is deemed to be not probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods.

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


10.  RESTATEMENT, Continued

    The following tables set forth the effects of the restatement and the change in presentation for telephone plant and equipment on affected line items within the Company's previously issued condensed consolidated balance sheets and condensed consolidated statement of operations for the periods presented.

Effects on Condensed Consolidated Balance Sheets:

                                             June 30, 2005               December 31, 2004
                                          Reported     Restated         Reported    Restated
                                          --------     --------         --------    --------
   Telephone plant and equipment         $ 494,092    $ 689,691        $ 484,608   $ 670,000
   Accumulated depreciation               (208,868)    (404,467)        (191,715)   (377,107)
   Accrued expenses                         30,689       30,907           32,048      32,264
   Total current liabilities                47,422       47,640           49,492      49,708
   Other liabilities                        75,600       59,114           78,268      61,845
   Total noncurrent liabilities            679,727      663,241          686,959     670,536
   Total liabilities                       727,149      710,881          736,451     720,244
   Accumulated deficit                    (200,273)    (185,598)        (202,938)   (188,324)
   Accumulated other comprehensive loss     (4,193)      (2,600)          (4,193)     (2,600)
   Total member's capital                   47,218       63,486           44,553      60,760

Effects on Condensed Consolidated Statement of Operations:


                                            Three Months Ended            Three Months Ended
                                              June 30, 2005                June 30, 2004
                                           Reported     Restated         Reported    Restated
                                           --------     --------         --------    --------
   Cost of services and sales (exclusive
     of depreciation and amortization)    $  13,503    $  13,490        $  13,427   $  13,287
   Selling, general and administrative
     expenses                                 8,696        8,989            9,888       9,030
   Total operating expenses                  31,621       31,901           34,022      33,024
   Net operating income                      16,083       15,803           13,782      14,780
   Income tax expense                           894          786            1,889       2,226
   Net income (loss)                          2,071        1,899           (2,494)     (1,833)



                                             Six Months Ended             Six Months Ended
                                              June 30, 2005                June 30, 2004
                                           Reported     Restated         Reported    Restated
                                           --------     --------         --------    --------
   Cost of services and sales (exclusive
     of depreciation and amortization)    $  27,307    $  27,223        $  26,862   $  26,589
   Selling, general and administrative
     expenses                                18,192       18,192           20,056      18,416
   Total operating expenses                  64,195       64,111           69,734      67,821
   Net operating income                      31,439       31,523           26,649      28,562
   Income tax expense                         2,263        2,286            1,728       2,384
   Net income (loss)                          2,665        2,726           (3,774)     (2,517)

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

References in this Form 10-Q/A to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Restatement of Financial Statements
-----------------------------------
    As discussed in the Explanatory Note to this Amendment No. 1 to Form 10-Q and Note 10 to the condensed consolidated financial statements contained herein, our condensed consolidated financial statements for the periods covered by this report have been restated. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Form 10-Q. For additional information regarding the restatement, please refer to Note 10 to our condensed consolidated financial statements.


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

    Operating Expenses

    Total operating expenses decreased approximately $3.7 million from $67.8 million, or 70.4% of total revenues in the first six months of 2004, to $64.1 million, or 67.0% of total revenues in the first six months of 2005. The decrease is attributable primarily to a decrease of $4.1 million in depreciation and amortization expenses in the first six months of 2005 compared to the same period in 2004. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, increased to 28.5% in the first six months of 2005 from 27.6% in the first six months of 2004, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 19.1% in the first six months of 2004 to 19.0% in the first six months of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 23.7% in the first six months of 2004 to 19.6% in the first six months of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the six months ended June 30, 2005 were $53.8 million, a decrease of $2.7 million, or 4.8%, from operating expenses of $56.5 million in the six months ended June 30, 2004. Depreciation and amortization expense in the first six months of 2005 was $13.6 million, a decrease of $2.9 million, or 17.9%, from depreciation and amortization expense of $16.5 million in the first six months of 2004. The decrease was attributable to certain classes of assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations were approximately $23.6 million in the first six months of 2005 and $23.4 million in the first six months of 2004, an increase of approximately $0.2 million, or 0.7%. In cost of services and sales, increases related to additional expenses for storm damage restoration in Alabama and higher access expenses from increased long distance minutes were offset by lower material and labor costs related to less activity on a special construction project and a reduction in expenses for DSL modems which are expensed at the time the DSL connection is placed in service. In the first six months of 2005, the number of DSL connections in service increased by 3,265 connections compared to an increase of 10,073 connections in the first six months of 2004. Selling, general and administrative expenses increased approximately $0.1 million, or 0.4%, to $16.7 million in the first six months of 2005 from $16.6 million in the first six months of 2004.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services decreased approximately $1.0 million from $11.3 million in the first six months of 2004 to $10.3 million in the first six months of 2005, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $1.2 million, or 18.6%, to $5.1 million in the first six months of 2005 from $6.3 million in the first six months of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.5 million to $3.6 million in the first six months of 2005 from $3.1 million in the first six months of 2004. The increase is largely due to nonrecurring settlements from several disputes arising out of interconnection agreements that totaled approximately $0.6 million that reduced our cost of services and sales in the first six months of 2004. No comparable settlements were recognized in the first six months of 2005. Selling, general and administrative expenses decreased $0.3 million to $1.5 million in the first six months of 2005 from $1.8 million in the first six months of 2004.

    Net Operating Income

    Net operating income increased approximately $2.9 million from $28.6 million, or 29.6% of total revenues in the first six months of 2004 to $31.5 million, or 33.0% of total revenues in the first six months of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense in both the RLEC operations and the edge-out services. Net operating income in the RLEC operations increased $2.8 million, or 8.3%, to $36.4 million in the first six months of 2005 from $33.6 million in the first six months of 2004. For the edge-out services, the net operating loss improved $0.2 million to $4.9 million in the first six months of 2005 from $5.1 million in the first six months of 2004.

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

    Income Tax Expense

    Income tax expense was $2.3 million in the six months ended June 30, 2005 compared to an income tax expense of $2.4 million in the six months ended June 30, 2004, a change of $0.1 million. The change is attributed primarily to an increase in our pre-tax income in the first six months of 2005 compared to the first six months of 2004. In the first six months of 2005, our pre-tax income was approximately $5.0 million compared to a pre-tax loss of $0.1 million in the first six months of 2004, an improvement of $5.1 million. In addition, in the first quarter of 2005, we recorded a one-time accrual of approximately $0.9 million for state income tax expense related to a proposed audit adjustment from an audit by the Alabama Department of Revenue. We have appealed this finding. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment in the first quarter of 2005. In the second quarter of 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that certain refunds they had received were erroneous refunds that should be returned. As a result of these suits, we accrued approximately $2.0 million in income tax expense and $0.4 million in interest expense during the second quarter of 2004 related to these claims. We are vigorously defending ourselves against these suits. However, at this time, we are uncertain as to the outcome of the appeal of the adjustment from the audit by the Alabama Department of Revenue or the suits filed by the Department of Justice.

    Net Income (Loss)

    We reported net income of $2.7 million in the first six months of 2005, or 2.9% of total revenues. Our net income of $2.7 million was an improvement of $5.2 million from our net loss of $2.5 million, or 2.6% of total revenues, in the first six months of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $15.0 million in the first six months of 2005 compared to net income of $15.7 million in the first six months of 2004, a decrease of $0.7 million, or 4.8%. For the six months ended June 30, 2005 and 2004, our edge-out services reported net losses of $12.2 million and $18.2 million, respectively, an improvement of $6.0 million.


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

    Edge-Out Services.    Revenues from our edge-out services in the second
Quarter of 2005 were $2.6 million, a decrease of approximately $0.4 million, or 13.8%, from revenues of $3.0 million in the second quarter of 2004. The decrease was attributable primarily to a $0.3 million decrease in local service revenues as the result of a decrease in the number of connections served. At June 30, 2005 and 2004, our edge-out services served approximately 11,812 and 14,012 voice access lines, respectively, representing a 15.7% decrease. Most of the decrease in voice access lines came from the loss of a single customer in the third quarter of 2004. In addition, revenues from enhanced data services provided in our edge-out services decreased $0.1 million, or 11.6%, in the second quarter of 2005 compared to the second quarter of 2004 as a result of a decrease in the number of high speed data connections in service. Revenues from transport services decreased of $0.1 million.

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

    Operating Expenses

    Total operating expenses decreased approximately $1.1 million from $33.0 million, or 69.1% of total revenues in the second quarter of 2004, to $31.9 million, or 66.9% of total revenues in the second quarter of 2005. The decrease is attributable primarily to a decrease of $1.3 million in depreciation and amortization expense in the second quarter of 2005 compared to the second quarter of 2004. The decrease in depreciation and amortization expense is largely due to certain assets becoming fully depreciated.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, increased to 28.3% in the second quarter of 2005 from 27.8% in the second quarter of 2004, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 18.9% in the second quarter of 2004 to 18.8% in the second quarter of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 22.4% in the second quarter of 2004 to 19.8% in the second quarter of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the quarter ended June 30, 2005 were $26.8 million, a decrease of $0.9 million, or 3.3%, from operating expenses of $27.7 million in the quarter ended June 30, 2004. Depreciation and amortization expense in the second quarter of 2005 was $6.8 million, a decrease of $0.9 million, or 11.1%, from depreciation and amortization expense of $7.7 million in the second quarter of 2004. The decrease was attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations were approximately $11.7 million in the second quarter of 2005 compared to $11.9 million in the second quarter of 2004, a decrease of $0.2 million, or 1.8%. The decrease in cost of services and sales is attributed primarily to lower material and labor costs related to less activity on a special construction project and a reduction in expenses for DSL modems which are expensed at the time the DSL connection is placed in service. In the second quarter of 2005, the number of DSL connections in service increased by 970 connections compared to an increase of 3,608 connections in the second quarter of 2004. This decrease was partially offset by an increase in access expenses. Selling, general and administrative expenses decreased approximately $0.1 million, or 1.8%, to $8.2 million in the second quarter of 2005 from $8.1 million in the second quarter of 2004.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services decreased approximately $0.2 million from $5.3 million in the second quarter of 2004 to $5.1 million in the second quarter of 2005, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $0.4 million, or 14.2%, to $2.6 million in the second quarter of 2005 from $3.0 million in the second quarter of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.5 million to $1.8 million in the second quarter of 2005 from $1.3 million in the second quarter of 2004. The increase is largely due to nonrecurring settlements from several disputes arising out of interconnection agreements that totaled approximately $0.6 million that reduced our cost of services and sales in the second quarter of 2004. No comparable settlements were recognized in the second quarter of 2005. Selling, general and administrative expenses decreased $0.2 million to $0.8 million in the second quarter of 2005 from $1.0 million in the second quarter of 2004.

    Net Operating Income

    Net operating income increased approximately $1.0 million from $14.8 million, or 30.9% of total revenues in the second quarter of 2004 to $15.8 million, or 33.1% of total revenues in the second quarter of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense in both the RLEC operations and the edge-out services. Net operating income in the RLEC operations increased $1.3 million, or 7.3%, to $18.3 million in the second quarter of 2005 from $17.0 million in the second quarter of 2004. For the edge-out services, the net operating loss was $2.5 million in the second quarter of 2005 and $2.2 million in the second quarter of 2004.

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

    Income Tax Expense

    Income tax expense was $0.8 million in the quarter ended June 30, 2005 compared to income tax expense of $2.2 million in the quarter ended June 30, 2004, a change of $1.4 million. In the second quarter of 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that certain refunds they had received were erroneous refunds that should be returned. As a result of these suits, we accrued approximately $2.0 million in income tax expense in the second quarter of 2004. No comparable accruals were made in the second quarter of 2005. Partially offsetting this one-time accrual is an increase in our pre-tax income. In the second quarter of 2005, our pre-tax income was approximately $2.7 million compared to pre-tax income of $0.4 million in the second quarter of 2004, an improvement of $2.3 million.

    Net Income (Loss)

    We reported net income of $1.9 million in the second quarter of 2005, or 4.0% of total revenues. Our net income of $1.9 million was an improvement of $3.7 million from our net loss of $1.8 million, or 3.8% of total revenues, in the second quarter of 2004, as a result of the factors discussed above. The RLEC operations reported net income of $6.2 million in the second quarter of 2005 compared to net income of $6.9 million in the second quarter of 2004, an increase of $0.7 million, or 9.3%. For the quarters ended June 30, 2005 and 2004, our edge-out services reported net losses of $4.3 million and $8.7 million, respectively, an improvement of $4.4 million.


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

    At June 30, 2005, we had positive working capital of approximately $11.0 million compared to a working capital deficit of $7.8 million at June 30, 2004, a change of $18.8 million. The change is attributable primarily to an increase in our cash balance of $7.5 million and a decrease of $8.5 million in our accounts payable and accrued expenses at June 30, 2005 compared to June 30, 2004. We believe our working capital position has been enhanced by our reduced schedule of principal payments as the result of the credit facility amendment with the RTFC entered into in July 2003. In addition, we have remained focused on implementing and maintaining operating improvements and efficiencies in our business processes to reduce our operating expenses as well as the execution of a disciplined approach to evaluating and making capital expenditures.

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

    Subsequent to filing our Form 10-Q for the quarter and six months ended June 30, 2005, management determined that our consolidated financial statements and other financial information for fiscal years 1998 through 2004 and for the previously issued fiscal year 2005 interim periods should be restated to correct the accounting for certain two errors. First, incentive compensation expenses, primarily for awards granted to certain employees under our long-term incentive plan (the "LTIP") that were expensed and recognized as a fixed obligation of the Company. The LTIP should have been accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since payment of these incentive awards is contingent on a future liquidity event occurring and this type of event is deemed to be not probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods. Second, we determined that the presentation of accumulated other comprehensive loss, which consists of the additional minimum pension liability, should have been presented net of applicable income taxes in accordance with Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income. We corrected this presentation by netting the income tax benefit against the additional minimum pension liability with a corresponding decrease in long-term deferred income tax liabilities.

    These restatements led management to conclude that we had a material weakness in our internal control over financial reporting because the controls over the analysis of the LTIP agreement and the presentation of our accumulated other comprehensive loss and the relevant accounting guidance did not result in the correct application of generally accepted accounting principles.

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2005. Based on that evaluation and due to the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

(b) Internal Control Over Financial Reporting

    There were no changes in internal controls during the quarter ended June 30, 2005. However, in connection with the restatements of the Company's consolidated financial statements for the fiscal years 1998 through 2004 and for the previously issued fiscal year 2005 interim periods, as fully described in Note 10 of the condensed consolidated financial statements included in this Amendment No. 1 to Form 10-Q for the quarter and six months ended June 30, 2005, management determined that the material weakness described above existed as of June 30, 2005 and has, as a result, effected changes to the Company's internal control over financial reporting subsequent to the period covered by this report, that have materially affected the
Company's internal control over financial reporting.   The remediation action
included enhancing and strengthening the process used to interpret new accounting pronouncements, related interpretations and supporting documentation, as well as the process of selection, review and assessment of the accounting policies used. We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting as described above.

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