Form 10-Q/A
period 2005-09-30
MADISON RIVER CAPITAL LLC
filed 2006-03-31
CIK 1111590

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

                               EXPLANATORY NOTE

    Madison River Capital, LLC (the "Company") is filing this Amendment No.1 to its Form 10-Q to amend and restate its condensed consolidated financial statements and related disclosures as of September 30, 2005 and December 31, 2004 and for the three-month and nine-month periods ended September 30, 2005, initially filed with the Securities and Exchange Commission on November 7, 2005 (the "Original Filing"). Please see Note 11 to the Condensed Consolidated Financial Statements for specific information related to the restatement.

    This restatement corrects the accounting for certain incentive compensation expenses and corrects the presentation of accumulated other comprehensive loss to reflect the Company's additional minimum pension liability net of applicable income taxes. The Company had previously accounted for certain incentive awards as a fixed obligation of the Company following the guidelines of Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967-Deferred Compensation Contracts. In reviewing the documentation governing its long-term incentive plan (the "LTIP"), the Company determined that the incentive awards granted under the LTIP were not a fixed obligation of the Company but rather, the LTIP should be accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since payment of these incentive awards is contingent on the successful completion of a liquidity event in the future and accounting guidance provides that this type of future event can not be deemed to be probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods. In addition, the Company determined that its presentation of accumulated other comprehensive loss, which consists of the additional minimum pension liability recorded by the Company, should be presented net of applicable income taxes in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company corrected this presentation by netting the income tax benefit against the additional minimum pension liability with a corresponding decrease in long-term deferred income tax liabilities. Furthermore, the Company determined that its condensed consolidated financial statements for the third quarter ended September 30, 2005 should be restated to record a valuation allowance to reflect certain deferred tax assets at their net realizable value in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

                          MADISON RIVER CAPITAL, LLC

                             Index to Form 10-Q/A

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - September 30, 2005 (Restated) (Unaudited)
            and December 31, 2004 (Restated).................................................1
          Condensed Consolidated Statements of Operations (Unaudited)
            - Three and Nine Months Ended September 30, 2005 (Restated) and 2004 (Restated)..2
          Condensed Consolidated Statement of Member's Capital (Unaudited) - Nine
            Months Ended September 30, 2005 (Restated).......................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
            Months Ended September 30, 2005 and 2004.........................................4
          Notes to Condensed Consolidated Financial Statements (Restated) (Unaudited)........5

Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................14
Item  3.  Quantitative and Qualitative Disclosures About Market Risk........................34
Item  4.  Controls and Procedures...........................................................35



Part II - Other Information

Item  6.  Exhibits..........................................................................36
Signature...................................................................................36

                                    Part I

ITEM 1 - FINANCIAL STATEMENTS

                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  September 30, 2005     December 31, 2004
                                                                  ------------------     -----------------
                                                                      (Restated)            (Restated)
Assets                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   21,177             $   34,486
  Accounts receivable, less allowance for uncollectible accounts
    of $870 and $1,416 in 2005 and 2004, respectively                    10,230                  9,855
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,275 and $1,310
    in 2005 and 2004, respectively                                        6,630                  5,862
  Inventories                                                               534                    644
  Rural Telephone Finance Cooperative stock to be redeemed                 -                       469
  Rural Telephone Finance Cooperative patronage capital receivable        1,725                  2,910
  Other current assets                                                    4,403                  3,810
                                                                      ---------              ---------
    Total current assets                                                 44,699                 58,036
                                                                      ---------              ---------

Telephone plant and equipment                                           691,968                670,000
Less accumulated depreciation and amortization                         (412,921)              (377,107)
                                                                      ---------              ---------
  Telephone plant and equipment, net                                    279,047                292,893
                                                                      ---------              ---------

Other assets:
  Rural Telephone Bank stock, at cost                                    10,079                 10,079
  Rural Telephone Finance Cooperative stock, at cost                       -                    42,190
  Goodwill                                                              366,332                366,332
  Other assets                                                           14,560                 11,474
                                                                      ---------              ---------
    Total other assets                                                  390,971                430,075
                                                                      ---------              ---------

    Total assets                                                     $  714,717             $  781,004
                                                                      =========              =========


Liabilities and member's capital
Current liabilities:
  Accounts payable                                                   $      691             $    1,753
  Accrued expenses                                                       23,296                 32,264
  Other current liabilities                                               6,851                  6,306
  Current portion of long-term debt                                        -                     9,385
                                                                      ---------              ---------
    Total current liabilities                                            30,838                 49,708
                                                                      ---------              ---------

Noncurrent liabilities:
  Long-term debt                                                        570,210                608,691
  Other liabilities                                                      55,045                 61,845
                                                                      ---------              ---------
    Total noncurrent liabilities                                        625,255                670,536
                                                                      ---------              ---------

    Total liabilities                                                   656,093                720,244

Member's capital:
  Member's interest                                                     251,684                251,684
  Accumulated deficit                                                  (190,460)              (188,324)
  Accumulated other comprehensive loss                                   (2,600)                (2,600)
                                                                      ---------              ---------

    Total member's capital                                               58,624                 60,760
                                                                      ---------              ---------


    Total liabilities and member's capital                           $  714,717             $  781,004
                                                                      =========              =========





             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)

                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                         --------------------------------    -------------------------------
                                             2005              2004               2005            2004
                                             ----              ----               ----            ----
                                          (Restated)        (Restated)         (Restated)      (Restated)
Operating revenues:
  Local services                          $  32,958         $  34,347          $   95,614      $   99,014
  Long distance services                      3,990             3,783              11,825          11,299
  Internet and enhanced data services         6,112             5,361              17,824          15,146
  Edge-out services                           2,574             2,883               7,944           9,084
  Miscellaneous telecommunications
   services and equipment                     3,767             4,113              11,828          12,327
                                           --------          --------           ---------       ---------
     Total operating revenues                49,401            50,487             145,035         146,870
                                           --------          --------           ---------       ---------

Operating expenses:
  Cost of services and sales (exclusive
   of depreciation and amortization)         15,087            16,074              42,310          42,663
  Depreciation and amortization               9,266            10,173              27,962          32,989
  Selling, general and administrative
   expenses                                  10,601             9,479              28,793          27,895
                                           --------          --------           ---------       ---------
     Total operating expenses                34,954            35,726              99,065         103,547
                                           --------          --------           ---------       ---------

Net operating income                         14,447            14,761              45,970          43,323

Interest expense                            (13,193)          (14,971)            (41,735)        (45,258)
Realized loss on extinguishment
  of long-term debt                         (10,037)             -                (10,037)           (212)
Other income, net                             1,402               779               3,433           2,583
                                           --------          --------           ---------       ---------
(Loss) income before income taxes            (7,381)              569              (2,369)            436

Income tax benefit (expense)                  2,519             1,561                 233            (823)
                                           --------          --------           ---------       ---------

Net (loss) income                         $  (4,862)        $   2,130          $   (2,136)     $     (387)
                                           ========          ========           =========       =========






             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statement of Member's Capital
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit          Loss         Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2004 (As previously
  reported)                                        $  251,684     $  (202,938)    $   (4,193)   $  44,553
Cumulative adjustments to restate opening
  balances (see Note 1)                                 -              14,614          1,593       16,207
                                                    ---------      ----------      ---------     --------
Balance at December 31, 2004 (Restated)               251,684        (188,324)        (2,600)      60,760
  Net loss (Restated)                                    -             (2,136)          -          (2,136)
                                                    ---------      ----------      ---------     --------
Balance at September 30, 2005 (Restated)           $  251,684     $  (190,460)    $   (2,600)   $  58,624
                                                    =========      ==========      =========     ========






             See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            2005               2004
                                                                        ------------       ------------
Operating activities
Net cash provided by operating activities                                $   19,261         $   21,386
                                                                          ---------          ---------

Investing activities
Purchases of telephone plant and equipment                                   (7,640)           (11,661)
Acquisition of rural local telephone exchanges                               (6,294)              -
Redemption of Rural Telephone Finance Cooperative stock, net                 42,659              1,354
Change in other assets                                                           57              1,221
                                                                          ---------          ---------
Net cash provided by (used for) investing activities                         28,782             (9,086)
                                                                          ---------          ---------


Financing activities
Net proceeds from issuance of long-term debt                                471,062               -
Repayments of long-term debt                                               (531,414)           (14,650)
Redemption of minority interest                                              (1,000)            (1,000)
Repurchase of outstanding 13.25% senior notes                                  -                (2,140)
                                                                          ---------          ---------
Net cash used for financing activities                                      (61,352)           (17,790)
                                                                          ---------          ---------


Net decrease in cash and cash equivalents                                   (13,309)            (5,490)
Cash and cash equivalents at beginning of year                               34,486             28,143
                                                                          ---------          ---------


Cash and cash equivalents at end of nine month period                    $   21,177         $   22,653
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

      * Coastal Communications, Inc. and its subsidiaries ("CCI"), a majority-owned subsidiary

      * Madison River Management, LLC ("MRM"), a wholly-owned subsidiary

    * Madison River Long Distance Solutions, Inc. ("MRLDS"), a wholly-owned subsidiary

    * Mebtel Long Distance Solutions, Inc. ("MLDS"), a wholly-owned subsidiary


    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company's restated audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The amounts presented in the condensed consolidated balance sheet as of December 31, 2004 were derived from the Company's restated audited consolidated balance sheet. See note 11 below for further discussion regarding the restatement. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)


3.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:

                                         September 30,       December 31,
                                             2005                2004
                                         -------------       ------------
                                          (Restated)          (Restated)
                                                (in thousands)
  Land, buildings and general equipment   $   81,272          $   80,216
  Central office equipment                   252,245             242,741
  Poles, wires, cables and conduit           329,835             319,299
  Leasehold improvements                       3,415               3,415
  Software                                    18,200              18,522
  Construction-in-process                      7,001               5,807
                                           ---------           ---------
    Total telephone plant and equipment   $  691,968          $  670,000
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

                                       Three Month Period Ended           Nine Month Period Ended
                                     -----------------------------     -----------------------------
                                     September 30,   September 30,     September 30,   September 30,
                                          2005            2004              2005            2004
                                     -------------   -------------     -------------   -------------
                                      (Restated)      (Restated)        (Restated)      (Restated)
                                                              (in thousands)
     Total revenues
       RLEC operations                 $  47,425       $  48,347         $ 138,902       $ 139,986
       EOS                                 2,672           2,920             8,239           9,186
                                        --------        --------          --------        --------
                                          50,097          51,267           147,141         149,172
     Less intersegment revenues             (696)           (780)           (2,106)         (2,302)
                                        --------        --------          --------        --------
       Total reported revenues         $  49,401       $  50,487         $ 145,035       $ 146,870
                                        ========        ========          ========        ========


     Net operating income (loss):
       RLEC operations                 $  17,319       $  17,276         $  53,754       $  50,921
       EOS                                (2,872)         (2,515)           (7,784)         (7,598)
                                        --------        --------          --------        --------

       Total reported net operating
         income                        $  14,447       $  14,761         $  45,970       $  43,323
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

11.  RESTATEMENT

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

    Furthermore, the Company determined that its condensed consolidated financial statements for the third quarter ended September 30, 2005 should be restated to record a valuation allowance of approximately $0.7 million to reflect certain deferred tax assets at their net realizable value in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The deferred tax assets arose from state net operating losses during the quarter, related primarily to interest expense and losses on the extinguishment of long-term debt. The valuation allowance reflects the Company's assessment of its ability to utilize these state loss carryforwards in future periods. This restatement resulted in corrections to the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of member's capital and condensed consolidated statements of cash flows for the affected periods presented herein.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                 (Unaudited)


11.  RESTATEMENT, Continued

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

                                           September 30, 2005             December 31, 2004
                                          Reported     Restated         Reported    Restated
                                          --------     --------         --------    --------
   Telephone plant and equipment         $ 496,369    $ 691,968        $ 484,608   $ 670,000
   Accumulated depreciation               (217,322)    (412,921)        (191,715)   (377,107)
   Accrued expenses                         22,512       23,296           32,048      32,264
   Total current liabilities                30,054       30,838           49,492      49,708
   Other liabilities                        70,487       55,045           78,268      61,845
   Total noncurrent liabilities            640,697      625,255          686,959     670,536
   Total liabilities                       670,751      656,093          736,451     720,244
   Accumulated deficit                    (203,525)    (190,460)        (202,938)   (188,324)
   Accumulated other comprehensive loss     (4,193)      (2,600)          (4,193)     (2,600)
   Total member's capital                   43,966       58,624           44,553      60,760

Effects on Condensed Consolidated Statement of Operations:


                                           Three Months Ended            Three Months Ended
                                           September 30, 2005            September 30, 2004
                                          Reported     Restated         Reported    Restated
                                          --------     --------         --------    --------
   Local services                        $  32,786    $  32,958        $  34,347   $  34,347
   Total operating revenues                 49,229       49,401           50,487      50,487
   Cost of services and sales (exclusive
     of depreciation and amortization)      15,100       15,087           16,176      16,074
   Selling, general and administrative
     expenses                                9,072       10,601           10,257       9,479
   Total operating expenses                 33,438       34,954           36,606      35,726
   Net operating income                     15,791       14,447           13,881      14,761
   Income tax benefit (expense)              2,785        2,519            1,513       1,561
   Net (loss) income                        (3,252)      (4,862)           1,202       2,130


                                           Nine Months Ended             Nine Months Ended
                                           September 30, 2005            September 30, 2004
                                          Reported     Restated         Reported    Restated
                                          --------     --------         --------    --------
   Local services                        $  95,442    $  95,614        $  99,014   $  99,014
   Total operating revenues                144,863      145,035          146,870     146,870
   Cost of services and sales (exclusive
     of depreciation and amortization)      42,407       42,310           43,038      42,663
   Selling, general and administrative
     expenses                               27,264       28,793           30,313      27,895
   Total operating expenses                 97,633       99,065          106,340     103,547
   Net operating income                     47,230       45,970           40,530      43,323
   Income tax benefit (expense)                522          233             (215)       (823)
   Net loss                                   (587)      (2,136)          (2,572)       (387)

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

References in this Form 10-Q/A to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.

Restatement of Financial Statements
-----------------------------------
    As discussed in the Explanatory Note to this Amendment No. 1 to Form 10-Q and Note 11 to the Condensed Consolidated Financial Statements contained herein, our Condensed Consolidated Financial Statements for the periods covered by this report have been restated. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Form 10-Q. For additional information regarding the restatement, please refer to Note 11 to the Condensed Consolidated Financial Statements.

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


Results of Operations

Nine Months ended September 30, 2005 compared to Nine Months ended September 30, 2004
-----------------------------------------------------------------------------

    Revenues

    Total revenues for the nine months ended September 30, 2005 were $145.0 million, a decrease of $1.8 million, or 1.3%, from $146.9 million for the nine months ended September 30, 2004. Revenues in the RLEC operations were

$137.1 million in the nine months ended September 30, 2005 and $137.8 million in the nine months ended September 30, 2004, a decrease of $0.7 million, or 0.5%. In our edge-out services, revenues decreased $1.1 million, or 12.6%, to $8.0 million in the first nine months of 2005 compared to $9.1 million in the first nine months of 2004.

    For the nine months ended September 30, 2005, our RLEC operations and edge-out services provided approximately 94.5% and 5.5%, respectively, of our revenues. Comparatively, for the year ended December 31, 2004, our RLEC operations provided 93.9% of our revenues and our edge-out services provided 6.1% of our revenues.

    Revenues from voice services, which are comprised of our revenues from provision of local services, which include our network access revenues, and our revenues from provision of long distance services, as a percentage of total revenues, were approximately 74.1% and 75.1% for the nine months ended September 30, 2005 and 2004, respectively.

    Local Services.    Revenues from local services, which are comprised
primarily of revenues from the provision of local telecommunication services to end users and network access services, were approximately 65.9% and 67.4% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

    Local service revenues in the first nine months of 2005 were $95.6 million, a decrease of $3.4 million, or 3.4%, from local service revenues of $99.0 million in the first nine months of 2004. The decrease in local service revenues is attributed largely to a decrease in network access revenues. Network access revenues in 2004 include nonrecurring revenues from certain one-time wireless settlements and other carrier access revenues in addition to settlements for updated cost study filings which include filings to reflect the impact of the $1.7 million in hurricane-related expenses recorded in the third quarter of 2004. In the third quarter of 2005, we also recognized certain nonrecurring revenues for settlements of updated cost study filings and other carrier access revenues, but not to the extent of the nonrecurring revenues recognized in the third quarter of 2004 resulting in a decrease in network access revenues. In addition, our end user revenues decreased as the result of a decrease in the number of voice access lines in service and lower access billings from a decrease in minutes of use. Our RLEC operations served 180,827 voice access lines at September 30, 2005.
This is compared to 183,960 voice access lines in service at September 30, 2004 and represents a decrease of 3,133 lines or 1.7%. The decrease in local service revenues from the decrease in the number of voice access lines was partially offset by local service revenues and network access revenues from the voice access lines we acquired on April 30, 2005 in two exchanges in North Carolina.

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


    Operating Expenses

    Total operating expenses decreased approximately $4.5 million from $103.5 million, or 70.5% of total revenues, in the first nine months of 2004 to $99.1 million, or 68.3% of total revenues in the first nine months of 2005. The decrease is attributable primarily to a decrease of $5.0 million in depreciation and amortization expenses in the first nine months of 2005 compared to the same period in 2004. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated.

   Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, were 29.2% in the nine months ended September 30, 2005 and 29.1% in the nine months ended September 30, 2004. Selling, general and administrative expenses, as a percentage of total revenues, increased from 19.0% in the first nine months of 2004 to 19.9% in the first nine months of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 22.5% in the first nine months of 2004 to 19.3% in the first nine months of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the nine months ended September 30, 2005 were $83.3 million, a decrease of $3.6 million, or 4.1%, from operating expenses of $86.9 million in the nine months ended September 30, 2004. Depreciation and amortization expense in the first nine months of 2005 was $20.3 million, a decrease of $3.7 million, or 15.4%, from depreciation and amortization expense of $24.0 million in the first nine months of 2004. The decrease was attributed to certain classes of assets becoming fully depreciated.

    Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations were approximately $36.6 million in the first nine months of 2005 and $37.8 million in the first nine months of 2004, a decrease of $1.2 million or 3.1%. The decrease is attributed primarily to an accrual of approximately $1.7 million in the third quarter of 2004 for expenses to repair and restore services to customers in Alabama as a result of damages from Hurricane Ivan. In the third quarter of 2005, approximately $0.7 million was accrued for repairs and restoration expenses as a result of damages related to Hurricane Katrina. Overall, this resulted in a decrease of approximately $1.0 million in cost of services and sales. Also contributing to the variance were decreases in material and labor costs related to less activity on a special construction and maintenance project and a reduction in expenses for broadband modems which are expensed at the time the broadband connection is placed in service. These decreases were partially offset by higher access expenses from increased long distance minutes.

    Selling, general and administrative expenses increased approximately $1.3 million, or 5.4%, to $26.4 million in the first nine months of 2005 from $25.1 million in the first nine months of 2004. The increase is attributed primarily to a charge of $1.6 million for professional fees and other expenses related to the registration of the common stock of Madison River Communications Corp. in connection with an initial public offering recognized in the third quarter of 2005. The Form S-1 has not yet become effective. These fees and expenses were incurred during the registration process while preparing for the initial public offering, including the preparation and review of the registration statement on Form S-1 and other related costs. If the initial public offering was completed, these deferred costs would have been netted against the cash proceeds from the initial public offering. However, based on guidance in the Securities and Exchange Commission's Staff Accounting Bulletin Topic 5, we expensed these deferred costs in the third quarter of 2005 as the result of our decision to delay the initial public offering pending improvement in market conditions. We intend to keep the Form S-1 in the registration process.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services decreased approximately $1.0 million from $16.7 million in the first nine months of 2004 to $15.7 million in the first nine months of 2005, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $1.3 million, or 14.8%, to $7.7 million in the first nine months of 2005 from $9.0 million in the first nine months of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.9 million to $5.7 million in the first nine months of 2005 from $4.8 million in the first nine months of 2004. The increase is largely due to nonrecurring settlements from several disputes arising out of interconnection agreements that totaled approximately $0.6 million that reduced our cost of services and sales in the first nine months of 2004. No comparable settlements were recognized in the first nine months of 2005. Selling, general and administrative expenses decreased $0.4 million to $2.4 million in the first nine months of 2005 from $2.8 million in the first nine months of 2004 due primarily to lower salary and benefits expenses and lower property tax accruals.

    Net Operating Income

    Net operating income increased approximately $2.7 million from $43.3 million, or 29.5% of total revenues in the first nine months of 2004 to $46.0 million, or 31.7% of total revenues in the first nine months of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense in both the RLEC operations and the edge-out services and partially offset by the decrease in total revenues. Net operating income in the RLEC operations increased $2.8 million, or 5.6%, to $53.7 million in the first nine months of 2005 from $50.9 million in the first nine months of 2004. For the edge-out services, the net operating loss increased $0.2 million to $7.8 million in the first nine months of 2005 from $7.6 million in the first nine months of 2004.

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

    Income Tax Expense

    We recognized an income tax benefit of $0.2 million in the nine months ended September 30, 2005 compared to income tax expense of $0.8 million in the nine months ended September 30, 2004, a change of $1.0 million. The benefit in the first nine months of 2005 is largely attributed to the impact of the realized loss on the extinguishment of long-term debt of $10.0 million recognized in the third quarter of 2005. Partially offsetting this benefit is a one-time expense of approximately $0.6 million related to a proposed audit adjustment from an audit by the Alabama Department of Revenue. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment in the first quarter of 2005. The income tax expense in the first nine months of 2004 is attributed primarily to our accrual of approximately $2.0 million in income tax expense as the result of the filing of two lawsuits against certain of our subsidiaries by the Department of Justice on behalf of the Internal Revenue Service. The lawsuits allege that certain refunds our subsidiaries had received were erroneous refunds that should be returned. We also accrued $0.4 million in interest expense during the second quarter of 2004 related to these claims. We are vigorously defending ourselves against these suits. However, at this time, we are uncertain as to the outcome of the appeal of the adjustment from the audit by the Alabama Department of Revenue or the suits filed by the Department of Justice. This increase in income tax expense was partially offset by an income tax benefit recognized in the third quarter of 2004 for positions we took in our income tax returns filed in that quarter.

    Net Loss

    We reported a net loss of $2.1 million in the first nine months of 2005, or 1.5% of total revenues compared to a net loss of $0.4 million, or 0.3% of total revenues, in the first nine months of 2004. Our net loss in the first nine months of 2005 is largely attributed to the impact of the $10.0 million loss on extinguishment of long-term debt. The RLEC operations reported net income of $31.3 million in the first nine months of 2005 compared to net income of $27.0 million in the first nine months of 2004, an increase of $4.3 million, or 15.9%. For nine months ended September 30, 2005 and 2004, our edge-out services reported net losses of $33.4 million and $27.4 million, respectively.

Third Quarter Ended September 30, 2005 compared to Third Quarter Ended September 30, 2004
-----------------------------------------------------------------------


    Revenues

    Total revenues for the third quarter ended September 30, 2005 were $49.4 million, a decrease of $1.1 million, or 2.2%, from $50.5 million in the third quarter ended September 30, 2004. Revenues in the RLEC operations were $46.8 million in the third quarter of 2005 and $47.6 million in the third quarter of 2004, a decrease of $0.8 million, or 1.6%. In our edge-out services, revenues decreased $0.3 million, or 10.7%, to $2.6 million in the third quarter of 2005 compared to $2.9 million in the third quarter of 2004.

    Revenues from voice services, which are comprised of our revenues from provision of local services, which includes our network access revenues, and our revenues from provision of long distance services, as a percentage of total revenues, were approximately 74.8% and 75.5% for the third quarter of 2005 and 2004, respectively.

    Local Services.    Revenues from local services, which are comprised
primarily of revenues from the provision of local telecommunication services to end users and network access services, were approximately 66.7% and 68.0% of total revenues for the third quarter ended September 30, 2005 and 2004, respectively.

    Local service revenues in the third quarter of 2005 were $33.0 million, a decrease of $1.3 million, or 4.0%, from local service revenues of $34.3 million in the third quarter of 2004, primarily from a decrease in network access revenues. Network access revenues in the third quarter of 2004 include nonrecurring revenues from certain one-time wireless settlements and other carrier access revenues in addition to settlements for updated cost study filings which include filings to reflect the impact of the $1.7 million in hurricane-related expenses recorded in the third quarter of 2004. In the third quarter of 2005, we also recognized certain nonrecurring revenues for settlements of updated cost study filings and other carrier access revenues, but not to the extent of the nonrecurring revenues recognized in the third quarter of 2004 resulting in a decrease in network access revenues.
Excluding these nonrecurring amounts from each of the third quarter of 2005 and the third quarter of 2004, our local service revenues in the third quarter of 2005 would have decreased slightly from the third quarter of 2004. The average voice access lines in service in the third quarter of 2005 were 3,230 lines, or 1.7%, lower than the average voice access lines in service in the third quarter of 2004. The addition of local service and network access revenues generated by voice access lines in two North Carolina exchanges we acquired in April 2005 helped to offset the impact of voice access line losses in other markets.

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


    Operating Expenses

    Total operating expenses decreased approximately $0.7 million from $35.7 million, or 70.8% of total revenues in the third quarter of 2004, to $35.0 million, or 70.8% of total revenues in the third quarter of 2005. The decrease is largely attributable to a decrease of $0.9 million in depreciation and amortization expenses in the third quarter of 2005 compared to the third quarter of 2004. The decrease in depreciation and amortization expense is largely due to certain assets becoming fully depreciated.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, decreased to 30.5% in the third quarter of 2005 from 31.8% in the third quarter of 2004. Selling, general and administrative expenses, as a percentage of total revenues, increased from 18.8% in the third quarter of 2004 to 21.5% in the third quarter of 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 20.2% in the third quarter of 2004 to 18.8% in the third quarter of 2005.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the quarter ended September 30, 2005 were $29.5 million, a decrease of $0.8 million, or 2.7%, from operating expenses of $30.3 million in the quarter ended September 30, 2004. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations were approximately $13.1 million in the third quarter of 2005 compared to $14.4 million in the third quarter of 2004, a decrease of $1.3 million, or 9.4%. The decrease is attributed primarily to an accrual of approximately $1.7 million in the third quarter of 2004 in expenses for repairs and restoration of services to customers in Alabama as a result of damages from Hurricane Ivan. In the third quarter of 2005, approximately $0.7 million was accrued for repairs and restoration expenses as a result of damages related to Hurricane Katrina. Overall, the difference in these two charges resulted in a decrease of $1.0 million in cost of services and sales. In addition, lower material and labor costs as a result of less activity on a special construction and maintenance project contributed to the decrease in cost of services and sales.

    Depreciation and amortization expense in the third quarter of 2005 was $6.7 million, a decrease of $0.8 million, or 9.9%, from depreciation and amortization expense of $7.5 million in the third quarter of 2004. The decrease was attributable to certain assets becoming fully depreciated.

    Selling, general and administrative expenses increased approximately $1.2 million, or 15.0%, to $9.7 million in the third quarter of 2005 from $8.5 million in the third quarter of 2004. The increase is attributed primarily to a charge of $1.6 million in the third quarter of 2005 for professional fees and other related expenses related to the registration of the common stock of Madison River Communications Corp. for an initial public offering. In the third quarter of 2004, we took a similar charge to recognize expenses for the preparation of a registration statement that was not filed.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services were approximately $5.4 million in both the third quarter of 2005 and the third quarter of 2004. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.3 million to $2.0 million in the third quarter of 2005 from $1.7 million in the third quarter of 2004. The increase is largely due to nonrecurring settlements that reduced our cost of services in the prior year. No comparable settlements were recognized in the third quarter of 2005. Depreciation and amortization expense decreased $0.1 million, or 6.2%, to $2.6 million in the third quarter of 2005 from $2.7 million in the third quarter of 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Selling, general and administrative expenses decreased $0.2 million to $0.8 million in the third quarter of 2005 from $1.0 million in the third quarter of 2004 and is attributed primarily to a decrease in salary and benefit expenses.

    Net Operating Income

    Net operating income decreased approximately $0.4 million from $14.8 million, or 29.2% of total revenues in the third quarter of 2004 to $14.4 million, or 29.2% of total revenues in the third quarter of 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense in both the RLEC operations and the edge-out services partially offset by a decrease in total revenues. Net operating income in the RLEC operations was approximately $17.3 million in the third quarter of 2005 and in the third quarter of 2004. For the edge-out services, the net operating loss was $2.9 million in the third quarter of 2005 and $2.5 million in the third quarter of 2004.

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

    Income Tax Expense

    We recognized an income tax benefit of $2.5 million in the quarter ended September 30, 2005 compared to an income tax benefit of $1.6 million in the quarter ended September 30, 2004, a change of $0.9 million. The benefit recognized in the third quarter of 2005 reflects the impact of the $10.0 million in realized losses on the extinguishment of long-term debt on taxable income for the quarter. In the third quarter of 2004, we recognized an income tax benefit based on certain positions we took in our income tax returns.

    Net Income (Loss)

    We reported a net loss of $4.9 million in the third quarter of 2005, or 9.8% of total revenues. The net loss includes nonrecurring charges we recognized of $10.0 million for the loss on extinguishment of long-term debt and $1.7 million for expenses related to the registration of Madison River Communication Corp.'s common stock. In the third quarter of 2004, we reported net income of $2.1 million. Our RLEC operations reported net income of $16.3 million in the third quarter of 2005 compared to net income of $11.3 million in the third quarter of 2004, an increase of $5.0 million, or 44.7%. For the quarters ended September 30, 2005 and 2004, our edge-out services reported net losses of $20.4 million and $9.1 million, respectively.


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

    At September 30, 2005, we had positive working capital of approximately $14.6 million compared to working capital of approximately $8.3 million at December 31, 2004, an increase of $6.3 million. The change is attributable primarily to a $10.8 million decrease in our accounts payable and accrued expenses and a $9.4 million decrease in the current portion of our long-term debt at September 30, 2005 compared to September 30, 2004. These decreases were offset by a $13.3 million decrease in cash due largely to the use of cash for the redemption of the senior notes during the third quarter of 2005. The decrease in accounts payable and accrued expenses is attributable primarily to a reduction in interest payable on the senior notes from the redemption in August 2005 and the timing of certain accruals. For the current portion of long-term debt, our new credit facility has no scheduled principal amortization payments compared to the $9.4 million in scheduled principal payments under our previous loan agreement with the RTFC.

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

    Subsequent to filing our Form 10-Q for the quarter and nine months ended September 30, 2005, management determined that our consolidated financial statements and other financial information for fiscal years 1998 through 2004 and for the previously issued fiscal year 2005 interim periods should be restated to correct the accounting for two errors. First, certain incentive compensation expenses, primarily for awards granted to certain employees under our long-term incentive plan (the "LTIP") that were expensed and recognized as a fixed obligation of the Company. The LTIP should have been accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since payment of these incentive awards is contingent on a future liquidity event occurring and this type of event is deemed to be not probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods. Second, we determined that the presentation of accumulated other comprehensive loss, which consists of the additional minimum pension liability, should have been presented net of applicable income taxes in accordance with Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income. We corrected this presentation by netting the income tax benefit against the additional minimum pension liability with a corresponding decrease in long-term deferred income tax liabilities.

    These restatements led management to conclude that we had a material weakness in our internal control over financial reporting because the controls over the analysis of the LTIP agreement and the presentation of our accumulated other comprehensive loss and the relevant accounting guidance did not result in the correct application of generally accepted accounting principles.

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2005. Based on that evaluation and due to the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

(b) Internal Control Over Financial Reporting

    There were no changes in internal controls during the quarter ended September 30, 2005. However, in connection with the restatements of the Company's consolidated financial statements for the fiscal years 1998 through 2004 and for the previously issued fiscal year 2005 interim periods, as fully described in Note 11 of the condensed consolidated financial statements included in this Amendment No. 1 to Form 10-Q for the quarter and nine months ended September 30, 2005, management determined that the material weakness described above existed as of September 30, 2005 and has, as a result, effected changes to the Company's internal control over financial reporting subsequent to the period covered by this report, that have materially affected the Company's internal control over financial reporting. The remediation action included enhancing and strengthening the process used to interpret new accounting pronouncements, related interpretations and supporting documentation, as well as the process of selection, review and assessment of the accounting policies used. We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting as described above.

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