Form 10-K
period 2005-12-31
MADISON RIVER CAPITAL LLC
filed 2006-03-31
CIK 1111590

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the common equity of the Registrant held by non-affiliates as of June 30, 2005 was zero. All of the 211,583,892 outstanding Class A member interests of the Registrant are owned by Madison River Telephone Company, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

References in this Form 10-K to “we,” “us,” “our,” “the Company” and “Madison River” mean Madison River Capital, LLC and its subsidiaries.

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

Although we believe that the expectations reflected in such forward-looking statements are accurate, the statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	our ability to service our significant amount of indebtedness;

•	our inability to achieve profitability;

•	our ability to sustain our revenues;

•	our dependence on economic conditions in the local markets we serve;

•	significant and growing competition in the telecommunications industry;

•	the advent of new technology that may force us to expand or adapt our network in the future;

•	our increasing dependence on the sale of broadband services;

•	the success of efforts to expand our service offerings and grow our business;

•	our ability to execute our acquisition strategy, including successfully integrating acquired businesses;

•	our success in returning our edge-out services to positive cash flow generation and maintaining a sustainable line of business capable of funding its own operations;

•	unanticipated network disruptions;

•	our ability to obtain and maintain the necessary rights-of-way for our networks;

•	our dependence on other companies in the telecommunications industry with which we have material relationships;

•	our ability to compete effectively with the regional Bell operating companies, cable television, wireless, VOIP and other telecommunication competitors, which may have greater resources than us;

•	our dependence on our key personnel;

•	our ability to raise additional capital on acceptable terms and on a timely basis;

•	a reduction in universal service fund payments; and

•	our regulatory environment.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the filing of this Form 10-K or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We were founded with the goal of acquiring, integrating and improving operations at rural telephone companies. Since 1998, we have acquired five rural telephone operations and manage them as four distinct rural telephone companies. With these acquisitions, we purchased established businesses with stable cash flows, governmental authorizations and certifications in place. In addition, most of our purchases included operational support systems, experienced management and key personnel and technologically advanced facilities. We believe our disciplined approach to operations has allowed us to improve the operations at each of our acquired rural telephone companies.

Our rural telephone companies benefit from limited competition and a favorable regulatory environment, which we believe leads to stable operations. Competition is typically limited in areas served by rural telephone companies because they generally are sparsely populated and rural, with predominantly residential customers. Accordingly, the cost of operations and capital investment requirements for new entrants is high. At the same time, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). In addition, we benefit from federal policies establishing the principle that rates in rural areas should be reasonably comparable to rates in urban areas. These policies have resulted in state and federal universal service funding payments to assist in the recovery of costs in high cost rural areas, such as those served by our operating companies. For the years ended December 31, 2005 and December 31, 2004, 7.0% and 6.5%, respectively, of our total revenues were attributable to such payments.

An important part of our operating strategy for acquisitions is to maintain, to the extent possible, the local identity, customer service and management presence of the acquired company. With the exception of Gallatin River and the Milton and Gatewood exchanges acquired in April 2005, our rural telephone companies continue to operate with the same corporate identity by which they were recognized before the acquisition. The responsibility for the operations of each rural telephone company is directed by an experienced, local management team. We have consolidated certain functions, including the purchase of certain products and services for the benefit of all of our rural telephone companies, at Madison River Management, LLC, or Madison River Management, in an effort to provide efficiencies and cost savings that could not be gained by each rural telephone company acting individually. Madison River Management provides certain management services to each of our operating companies, including: personnel and payroll management; finance, accounting and tax services; legal, regulatory and compliance advice; and information technology, data processing and engineering services. The services are performed at a fixed annual rate which is negotiated in large part based on the size of the operating company and the services to be provided. Our rural telephone companies paid Madison River Management aggregate fees of approximately $25.5 million in 2005 for these services. In addition, our rural telephone companies share information between respective management teams regarding process improvements that have been implemented and best practices that are employed to leverage the knowledge developed by each rural telephone company and further the overall improvement in operations.

For the year ended December 31, 2005, we had total revenues, net operating income and EBITDA of $193.2 million, $58.3 million and $92.9 million, respectively. For the years ended December 31, 2004 and 2003, we had total revenues of $194.2 million and $186.4 million, respectively, net operating income of $55.7 million and $49.2 million, respectively, and EBITDA of $104.6 million and $104.9 million, respectively. As of December 31, 2005, we had 238,465 connections in service consisting of 192,239 voice access lines and 46,226 broadband and high-speed data connections. At December 31, 2004 and 2003, we had 233,307 and 225,228 connections, respectively. See footnote (b) under “Selected Financial and Operating Data” for a definition of EBITDA and a reconciliation of net cash provided by (used in) operating activities to EBITDA.

Corporate Organization and Ownership

Madison River Capital is a limited liability company that was organized in 1999 under the provisions of the Delaware Limited Liability Company Act. We are a wholly-owned subsidiary of our parent company, Madison River Telephone Company LLC, or MRTC. MRTC was founded in April 1996 by a management team led by J. Stephen Vanderwoude, former President and Chief Operating Officer of Centel Corporation. Equity investors in MRTC include affiliates of Madison Dearborn Partners, Goldman, Sachs & Co., Providence Equity Partners, the former owners of Coastal Utilities, Inc. and certain members of our management team.

On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 remains on file but has not yet become effective. Those securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Our Markets

Our franchised territories are predominantly in rural areas and small towns and cities. We are the incumbent provider of basic telephone services in these markets. At December 31, 2005, we served 180,318 voice access lines, of which approximately 66% were residential and 34% were business in our franchised territories. We believe our markets have demonstrated the need and potential for a provider of a full range of communications solutions. We strive to be the service provider of choice for our customers in our franchised territories by providing a full suite of integrated communications services in local and long distance voice, high-speed data, Internet access and custom calling features.

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

Our four rural telephone companies, their location, date acquired and total number of voice access lines and broadband connections in service in their franchised territories at December 31, 2005 are:

Company	Headquarters	Date Acquired	Connections at December 31, 2005
Mebtel, Inc.	Mebane, North Carolina	January 1998	18,863
Gallatin River Communications, LLC	Galesburg, Illinois	November 1998	79,769
Gulf Telephone Company	Foley, Alabama	September 1999	75,244
Coastal Utilities, Inc.	Hinesville, Georgia	March 2000	52,011

On April 30, 2005, our North Carolina rural telephone company, Mebtel, Inc., completed the acquisition of certain rural telephone assets comprising two exchanges in North Carolina for approximately $6.3 million. As of December 31, 2005, these exchanges served 3,707 connections, consisting of 3,515 voice access lines and 192 broadband connections, and 2,514 long distance accounts. We upgraded the network serving these two exchanges to allow us to begin offering broadband service during the third quarter of 2005. Mebtel, Inc.’s connection totals in the table above include the voice access and broadband connections related to this acquisition.

We believe that our markets in the Southeast are experiencing a positive growth dynamic with several factors potentially driving growth. In particular, Coastal Utilities, Inc. is expected to benefit from plans to realign certain military functions at Fort Stewart as well as expected growth in commercial development within its service area. Planned development includes construction of a 1.9 million square foot commercial distribution center by Target and also expansion of the Ford Plantation, a high-end residential community.

We believe Mebtel, Inc. could benefit from significant commercial development within its service area as a result of growth in jobs and population. Specifically, the Interstate 85/Interstate 40 corridor that crosses through Mebtel’s service area is experiencing development of retail centers around anchor tenants such as Wal-Mart and Lowes Hardware. We believe the North Carolina Industrial Center, a 550-acre mixed-use development site, continues to be an attractive location for the development of distribution centers. Ford Motor Company, W.S. Babcock and others have recently opened distribution centers in the area.

GulfTel Communications’ service area has seen continued strength in tourism along the Gulf Coast driving new development and expansion. The population in Gulf Shores and Orange Beach nearly doubled between 1990 and 2003, and Baldwin County is currently ranked by Policom, an independent economic research firm, as the fourth strongest micropolitan economy in the Southeast. The area is considered to be an attractive region for conventions and has a significant amount of beachfront property under development.

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

We also operate as a competitive local exchange carrier, or CLEC, which we refer to as our edge-out services, or EOS, providing local and long distance voice services, high-speed data and Internet access services in edge-out markets established in territories that were in close proximity to our rural telephone companies. By developing markets in close proximity to our rural telephone company operations, or “edging out” from those operations, we were able to leverage off of the resources that our rural telephone companies could provide. The responsibility for managing and operating our edge-out services is with the managers of our respective rural telephone companies. Customers of our edge-out services are generally medium and large businesses that utilize eight voice lines or more and high speed data services. Our edge-out services provide integrated communications services built on high speed broadband service offerings utilizing advanced bandwidth enhancing technologies such as asynchronous transfer mode, or ATM, high speed data and fiber optic networks. Currently, our two edge-out markets are: (i) the Triangle (Raleigh, Durham and Chapel Hill) and Triad (Greensboro and Winston-Salem) regions of North Carolina; and (ii) Peoria and Bloomington, Illinois.

Previously, we had edge-out operations in New Orleans, Louisiana and nearby cities including Biloxi and Gulfport, Mississippi. However, on August 29, 2005, Hurricane Katrina came ashore east of New Orleans, Louisiana and caused significant wind and flood damage to areas of Mississippi and Louisiana, including New Orleans. The effects of the storm and subsequent flooding impacted our edge-out services operations in New Orleans and, to a lesser degree, our RLEC operations in Alabama. Our facilities in New Orleans sustained some damage but remained operational. However, the significant impact of the hurricane on the economy in New Orleans and surrounding regions directly resulted in a significant loss of our customers and decline in our business. As a result of these factors, we made the decision to systematically shut down our operations in New Orleans. We notified our affected customers in December 2005 of our decision and we suspended the provision of voice and data services to these customers as of March 1, 2006. We expect to complete the process of shutting down our operations, including the termination of certain contracts and removal of our equipment, by the third quarter of 2006. We served approximately 3,800 connections in New Orleans and nearby communities with revenues of approximately $3.0 million to $3.5 million annually prior to the impacts of the storm. We do not believe the termination of our operations in New Orleans will have a material impact on our results of operations, cash flows or EBITDA.

For the year ended December 31, 2005, revenues generated by our rural telephone companies were approximately $182.8 million, or 94.6% of our total revenues, and revenues from our edge-out services were $10.4 million, or 5.4% of our total revenues. As of December 31, 2005, our rural telephone companies served 180,318 voice access and 45,569 broadband connections. In our edge-out markets, we served 11,921 voice access and 657 high-speed data connections. Included in these totals are approximately 3,420 voice access lines and 162 high-speed data connections that were in our New Orleans market and these connections were terminated on March 1, 2006 as part of our systematic discontinuance of these operations. For the year ended December 31, 2004, revenues generated by our rural telephone companies were approximately $182.2 million, or 93.9% of our total operating revenues, while revenues from our edge-out services were approximately $11.9 million, or 6.1%, of our total operating revenues.

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

Local voice services

We provide basic local voice telephone service to residential and business customers in our franchised territories. Except for customers of Gallatin River, our customers are charged a flat monthly fee for the use of this service. Our Gallatin River customers pay a flat fee plus local usage pursuant to a local measured service tariff. We also offer our customers a variety of custom calling features, such as voicemail, caller identification, call waiting and call forwarding. These custom calling features are bundled into packages with other services and sold at a discount as well as being offered separately. We charge a flat monthly fee for these custom calling features that will vary depending on the bundled offering and types of services selected. As of December 31, 2005, we had 180,318 voice access lines, comprised of 119,163 residential access lines and 61,155 business access lines, in our franchised territories. In addition, we provided the following custom calling features to customers: 58,817 voicemail accounts, 78,291 caller identification accounts, 74,014 call waiting accounts and 66,633 call forwarding accounts.

Also included in our local voice service revenues are network access revenues. Network access revenues are earned for the origination and termination of long distance calls, and usually involve more than one carrier providing long distance service to the customer. Long distance calls are generally billed to the customer originating the call. Therefore, a mechanism is required to compensate each carrier involved in providing services related to the long distance calls such as the origination and termination of the long distance call. This mechanism is referred to as a network access charge and revenues from these charges are derived from charges to the end user of the service as well as billings to interexchange carriers for the use of our facilities to access our customers. In addition, payments received from our participation in universal service funding mechanisms are included as part of network access revenues. Universal service funding mechanisms provide payments for the capital invested in communications infrastructure to promote universal telecommunications services at affordable rates for rural customers. For the years ended December 31, 2005 and 2004, local voice service revenues represented 65.9% and 67.2%, respectively, of our total revenues.

Long distance voice services

We provide long distance voice services under our own brand names in each of our franchised territories. Long distance voice revenues are earned primarily as our long distance customers make calls. The charges are based on the length of the calls and the rate charged per minute unless service is provided under one of our bundled packages at a fixed price. With certain of our bundled packages, customers pay a fixed minimum monthly charge for our long distance service independent of the actual calls made. We bundle our long distance service with other custom calling features to offer an attractively priced option to our customers. We have resale agreements with Sprint, Global Crossing and Qwest Communications Corp. to provide long distance transmission services to our customers. Each of these agreements can be terminated with written notice for no penalty and none of the agreements contain a monthly minimum volume commitment. As of December 31, 2005, we had 108,407 long distance accounts in our franchised territories. For the years ended December 31, 2005 and 2004, long distance voice service revenues represented 8.1% and 7.8%, respectively, of our total revenues.

Internet and enhanced data services

We provide broadband services and dial-up Internet services in our franchised territories. Our broadband service provides high-speed access to the Internet at multi-megabit upload and download speeds. Our broadband service is purchased by both residential and business customers for a flat monthly fee that is not dependent on usage. Currently, we are capable of providing broadband service to approximately 99% of our access lines. Our dial-up Internet service provides customers, primarily residential customers, with a connection for unlimited access to the Internet over their existing phone lines for a flat monthly fee. Customers using our Internet access services have the ability to establish an email account and to send and receive email. We offer our customers these services as part of discounted bundled packages that include other services and features. As of December 31, 2005, we had 45,569 broadband connections in service and 11,800 dial-up Internet access subscribers in our franchised territories. For the years ended December 31, 2005 and December 31, 2004, Internet and enhanced data service revenues represented 12.4% and 10.7%, respectively, of our total revenues.

Edge-out services

In markets near our franchised territories, we provide local, long distance and high-speed data services primarily to medium and large businesses. In addition, as part of our edge-out services, we maintain and market a fiber transport and Internet egress business to customers primarily in the Southeast region of the United States. In our edge-out markets, we provided basic local exchange services to 11,921 voice access lines and 657 high-speed data connections as of December 31, 2005. Included in these totals are approximately 3,420 voice access lines and 162 high-speed data connections that were in our New Orleans market and these connections were terminated on March 1, 2006 as part of our systematic discontinuance of these operations. Approximately 54% of our edge-out customers take our data product. In addition, we provide data and Internet related services to our customers primarily using asynchronous transfer mode, or ATM, switches distributed strategically throughout our network, enabling customers to use a single network connection to communicate with multiple sites throughout our fiber optic network and egress to the Internet. Our transport business customers are other interexchange carriers and major accounts and we provide services such as intercity transport, including both high capacity and optical wavelength transport, metro access services and Internet egress services at a DS-3 level and above. For the years ended December 31, 2005 and December 31, 2004, edge-out service revenues represented 5.4% and 6.1%, respectively, of our total revenues.

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

Our directory service provides telephone directories in our franchised territories that consist of residential and business white and yellow page listings and advertisements. We currently produce nine different directories in our service areas and intend to combine the three smallest directories with larger directories providing coverage to nearby or adjacent market areas. We provide this service through third-party contractors who pay us a percentage of revenues realized from the sale of advertising placed in these directories.

For certain large customers, we earn revenues from construction of certain telecommunication facilities designed for their specific use. We are a reseller of telephone equipment, such as telephone systems and handsets, primarily to business customers. As part of this service, we provide installation and support to our customers including maintenance under contract agreements for fees based on the level of services provided. For the years ended December 31, 2005 and December 31, 2004, telephone directory and other miscellaneous revenues represented 8.2% and 8.2%, respectively, of our total revenues.

We have entered into an agreement with the National Rural Telecommunications Cooperative to offer DIRECTV satellite television service to our customers. We commenced the introduction of this satellite television offering during the second quarter of 2005 primarily through a soft roll-out of the service to our employees and other selected customers and rolled out this product to all of our customers during the third quarter of 2005. While this product offering is important to enhancing our overall bundle of services, we do not believe that it will have a material impact on our results of operations or cash flows going forward. As expected, this agreement has not required cash outlays to implement or provide services to customers.

Sales and marketing

Our marketing approach emphasizes customer oriented sales, marketing and service with a local presence. In our franchised territories, we market our products primarily through our customer service and sales representatives supported by direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events. Best sales practices are shared among our rural telephone companies. In each of our markets, we maintain business offices that allow our customers the opportunity to pay their bills directly or meet personally with our local management, customer service and sales representatives. Our customer service and sales representatives are well trained and earn incentive compensation to promote sales of services to customers that meet their unique needs. In each rural telephone company, we also have quota-carrying outside sales representatives that market to businesses by offering focused, customized proposals.

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

In 2003, we introduced a residential bundled offering in each of our markets which we have branded as our “No Limits” package. Our primary residential bundled offering is our No Limits-Broadband package. Our results show that the No Limits-Broadband package has been successful in increasing penetration rates in services such as broadband and long distance as many of our existing customers selecting the No Limits-Broadband package are new broadband subscribers and long distance customers. The No Limits-Broadband bundle is marketed to our residential customers at a price that varies slightly by location. We believe our pricing points for the No Limits-Broadband package is at a level equal to or better than packages offered by cable, wireless, and interexchange competitors in our markets. The No Limits-Broadband package offers:

•	unlimited local telephone service;

•	unlimited nationwide long distance;

•	unlimited use of our most popular custom calling features including caller identification and voicemail; and

•	unlimited use of our high-speed broadband service for Internet access.

We have begun to offer a No Limits-Telephone bundle in selected markets. This bundle includes the first three voice services and feature sets listed above, but not the broadband service.

We also employ marketing campaigns to systematically move customers from our dial-up Internet service to our broadband service and from purchasing single services to purchasing bundled options like the No Limits packages. Because of the convenience a bundle offers, we believe customers are more satisfied and less likely to seek other vendors for their voice and data services.

In our edge-out services, our sales and marketing group consists of an agent liaison manager for our two edge-out operating regions that works with numerous companies authorized as agents to market our services. In addition, three quota-carrying outside sales representatives for Gallatin River in Illinois also market edge-out services. Our agents and our direct sales force market our services to medium and large businesses. These sales forces make direct calls to prospective and existing business customers, conduct analyses of business customers’ usage histories and service needs, and demonstrate how our service package will improve a customer’s communications capabilities and costs. Our network engineers work closely with our sales representatives to design service products and applications, such as high-speed data and wholesale transport services, for our customers. For our existing customer base, our Client Based Marketing group handles contract renewals and upgrades.

We serve our edge-out markets predominantly from our established operations in Mebane, North Carolina and Pekin, Illinois. Our local offices are primarily responsible for coordinating service and customer premise equipment installation activities. Our technicians survey customer premises to assess building entry, power and space requirements and coordinate delivery, installation and testing of equipment. We believe that our edge-out customers value our “single point of contact” for meeting their telecommunications needs as well as our ability to provide a fully integrated portfolio of services. Our ATM-based services are fully monitored for service performance by systems in our network operations center, enabling us to provide preventative as well as corrective maintenance 24 hours a day, 365 days a year.

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

Network

We offer facilities-based services in each of our markets. Our fully integrated telecommunications network is comprised primarily of ATM core switches, capable of handling both voice and data, and time division modulation digital central office switches and our packet network used for broadband services that reach approximately 99% of our access lines in our franchised territories. Our network also includes approximately 3,800 route miles of local and long-haul fiber optic network predominately based in the southeastern United States. We currently own predominantly all of our network facilities in our operations in our franchised territories. In our edge-out services, we own most of our network facilities, including substantially all of our long-haul fiber network, but do lease certain facilities and elements to allow us to serve our customers. We have not booked any revenues from swaps of indefeasible rights to use.

We have a full suite of proven operational support systems and customer care/billing systems that we believe allow us to meet or exceed our customers’ expectations. Our operational support systems include automated provisioning and service activation systems, mechanized line record and trouble reporting systems, inter-company provisioning and trading partner electronic data exchange systems. We employ an Internet service provider provisioning system and helpdesk database software to assist new data customers and to communicate with them when necessary. We currently bill our edge-out, Mebtel, Inc., Gallatin River Communications and Gulf Telephone Company customers using our Unix-based Single View billing system. We bill our Coastal Utilities customers using an AS400 based billing system from Comsoft. During the fourth quarter of 2005, we successfully migrated Gallatin River’s billing from a third party vendor to our Single View billing system which effectively allows us to provide customer billing for each of our companies using our internal resources. We believe our operational support systems are scalable to accommodate reasonable growth and expansion we may experience.

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

In connection with our offering of local exchange services in our edge-out markets, we have entered into interconnection agreements to resell the incumbent carrier’s local exchange services and interconnect our network with the incumbent carrier’s network for the purpose of immediately gaining access to the unbundled network elements necessary to provide local exchange services and high-speed data service. We have entered into such interconnection agreements with BellSouth, Verizon, Sprint and AT&T. The interconnection agreements contain provisions that grant us the right to obtain the benefit of any arrangements entered into during the term of the interconnection agreements between the incumbent carriers and any other carrier that materially differs from the rates, terms or conditions of our interconnection agreements. Under the interconnection agreements, we may resell one or more unbundled network elements of the incumbent carriers at agreed upon prices. Our agreements with BellSouth and Sprint are scheduled to expire in July 2006 and June 2006, respectively, and are currently being renegotiated. We have two interconnection agreements with Verizon which automatically renew for six month terms unless either party gives 90 days notice of its intent to terminate. Our agreement with SBC is terminable at any time by either party upon 180 days notice. As discussed further under the caption “Regulation”, the status of our interconnection agreements with the incumbent carriers is subject to modification due to a ruling by the DC Circuit Court to vacate and remand portions of the FCC’s Triennial Review Order. As a result of this ruling, the FCC issued new rules on December 15, 2004. These new rules limit the ability of our EOS operations to purchase high speed transport and loop unbundled network elements at favorable prices from the incumbent local exchange carriers in certain high density markets, including our markets in Raleigh and Durham, North Carolina. These new rules, however, remain subject to further legal challenge and, accordingly, we cannot be certain whether the interconnection agreements we have with other incumbent local exchange carriers will remain in effect or will be subject to significant modifications.

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

We have entered into employment, confidentiality and noncompetition agreements with our key executive members of management effective January 1, 2006. The agreements provide for employment of each executive through March 31, 2009. The agreements are subject to termination by either party (with or without cause) at any time subject to applicable notice provisions. Additionally, the agreements prohibit the executives from competing with us for a maximum period of up to 12 months, following termination for cause or voluntary termination of employment. We have not entered into employment agreements with any other executives.

We believe our management team has been successful in acquiring and integrating strategic assets into our existing operations. Further, we believe the skill and experience of our management team will continue to provide significant benefits to us as we continue to enhance and expand our service offerings and grow our business, which may include additional acquisitions of telecommunication assets.

Employees

As of December 31, 2005, our work force consisted of 601 full-time employees of which 137 of our employees at Gallatin River Communications are subject to collective bargaining agreements with the International Brotherhood of Electrical Workers, or IBEW, and with the Communications Workers of America, or CWA. On April 28, 2005, we completed a new collective bargaining agreement with the CWA, covering 56 employees of Gallatin River Communications located in Galesburg, Illinois. On October 6, 2005 and November 30, 2005, we completed new collective bargaining agreements with the IBEW, covering 52 employees of Gallatin River Communications in Pekin, Illinois and 29 employees in Dixon, Illinois, respectively. Each of the three agreements is for five years. An important element of each of these agreements was the ability to freeze the further accrual of benefits for these employees under our defined benefit pension plan in exchange for an enhancement to their defined contribution 401(K) plan. Effective with this change, the further accrual of benefits under our defined benefit pension plan for all participants in the pension plan is now frozen. We will be required to continue to make cash contributions to the pension plan in the future to fund our obligation. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We also believe that our relations with our employees are good.

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

Industry Overview

Industry and market data used throughout this Annual Report on Form 10-K were obtained from our own research, studies conducted by third parties and industry and general publications published by third parties. In some cases, these data are management estimates based on our industry and other knowledge. We have not independently verified market and industry data from third-party sources. While we believe internal company estimates are reliable and market definitions are appropriate, they have not been verified by any independent sources.

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

Local and Long Distance. With wireless telephone companies offering significant minutes of use, including long distance calls, for a flat fee, customers may believe it is more cost effective to substitute their wireless telephones for wireline telephones and to use their wireless telephones to make long distance calls, and we may experience a decrease in our local, long distance and network access service revenues. Wireline to wireless intermodal number portability, or the ability of a customer to change from a traditional wireline service provider to a wireless service provider while retaining his or her telephone number, may increase the attractiveness of wireless service as a substitute for our wireline services. In our Alabama and Illinois rural telephone companies, we have competition from competitive local exchange carriers for voice services. Each of our rural telephone companies’ long-distance services compete with Verizon, Sprint and AT&T and, other than at our Illinois rural telephone company, BellSouth.

Cable television companies are deploying the ability to provide voice services over their network facilities which could create additional competition for our voice services. Although not currently available in our markets, we expect cable television companies to begin offering voice services in each of our markets during 2006 which we believe will intensify the competition for voice customers.

Internet Services. We face competition for high-speed access to the Internet from cable television companies in each of our markets. We also have facilities-based interconnection agreements at Gallatin River and Gulf Telephone and could potentially enter into more interconnection agreements in the future, some of which may allow competitors to provide additional broadband services to our customers. Our primary broadband competitors providing cable modem service are Time Warner Cable in North Carolina, Insight Communications in Illinois, Mediacom in Alabama and Comcast in Georgia.

Edge-Out Services. In each of the edge-out markets where we provide competitive local services, the services we offer compete principally with the services offered by the incumbent local exchange carrier serving that area. These local telephone companies have long-standing relationships with their customers and have the potential to fund their competitive services with their monopoly service revenues. Incumbent local exchange carriers are generally constrained in pricing by tariffs filed with state and federal regulators. Such carriers generally are not free to reduce customer pricing in response to specific competitive situations, but are required to use filed and approved tariffs, rates and terms for all customers. In many cases, these carriers unsuccessfully have sought the approval of regulators for increased pricing flexibility to help them respond to competitive offerings. Such pricing flexibility would allow an incumbent local exchange carrier to offer lower prices only to customers at risk of converting to competitive providers. Such pricing flexibility would make marketing of our competitive local exchange carrier services more difficult. Pursuant to the Telecom Act, it is likely that as competition increases, the FCC will forbear from exercising regulatory authority over additional aspects of the operations of incumbent local exchange carriers; similar changes may occur with respect to state regulation. As a result, incumbent local exchange carriers may be afforded increased pricing flexibility for their services and other regulatory relief, which could adversely effect our competitive local operations. The incumbent local exchange carriers with which we compete may be allowed by regulators to lower rates for their services, engage in substantial volume and term discount pricing practices for their customers or seek to charge us substantial fees for interconnection to their networks.

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

The FCC regulates the levels of interstate access charges by imposing price caps on larger incumbent local exchange carriers. These price caps can be adjusted based on various formulae and otherwise through regulatory proceedings. Smaller incumbent local exchange carriers may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated incumbent local exchange carriers base their access charges on price caps. Through 2005, our rural telephone companies elected not to utilize federal price caps. Instead, our rural telephone companies employed rate-of-return rate-making for their interstate access charges. Our rural telephone companies all participate in the NECA common line pool, which files tariffs on behalf of its members to establish interstate common line end user rates for its participants to recover the interstate portion of their loop costs. One of our rural telephone companies, Mebtel, Inc., also participated during a portion of 2005 in NECA’s traffic sensitive pool, which files tariffs on behalf of its members to establish interstate switched and special access rates. Mebtel, Inc. elected to discontinue its participation in NECA’s traffic sensitive pool effective July 1, 2005, at which time it began to operate under its own tariff filed with the FCC. Our other rural telephone companies file their own interstate traffic sensitive rates with the FCC. NECA tariffs, as well as our own tariffs, are established at rates which will allow the carriers to recover operating expenses incurred and earn the authorized after-tax return on their investment. The authorized rate of return for interstate access services is currently 11.25%.

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

On May 22, 2001, the FCC released an order adopting the recommendation of the Federal-State Joint Board to impose an interim freeze of the Part 36 category relationships and jurisdictional cost allocation factors for price cap incumbent local exchange carriers and a freeze of all allocation factors for rate-of-return incumbent local exchange carriers. This order also gave rate-of-return incumbent local exchange carriers a one-time option to freeze their Part 36 category relationships in addition to their jurisdictional allocation factors. The freeze is in effect from July 1, 2001 through June 30, 2006, or until the FCC has completed comprehensive separations reform, whichever comes first. The frozen allocation factors and category relationships are based on carriers’ separations studies for calendar year 2000. Our rural telephone companies opted not to freeze their category relationships. The FCC has not adopted rules to extend the freeze of jurisdictional traffic factors beyond the June 30, 2006 time frame. If this freeze is not extended, the use of updated factors may negatively impact our results of operations and cash flows.

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

In addition, all incumbent local exchange carriers must provide the following, subject to the statutory exemptions for rural telephone companies:

•	Interconnection. Interconnect their facilities and equipment with any requesting telecommunications carrier at any technical feasible point.

•	Notice of Changes. Provide reasonable notice of changes to the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability.

•	Resale at a wholesale discount. Offer its retail local telephone services to resellers at a wholesale rate that is less than the retail rate charged to end-users.

•	Unbundling of Network Elements. Offer access to various unbundled elements of their networks at cost-based rates.

•	Collocation. Provide physical collocation, which allows competitive local exchange carriers to install and maintain their own network termination equipment in incumbent local exchange carriers’ central offices, or functionally equivalent forms of interconnection under some conditions.

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

In response to the reversal of its rules by the Court, the FCC issued interim rules on August 20, 2004, and initiated a proceeding to review and revise its unbundling rules. On December 15, 2004, the FCC adopted new rules which were released February 4, 2005. The new rules reduce incumbent local exchange carriers’ obligations to lease interoffice transport and high-capacity loops, and eliminate the requirement to lease mass market local circuit switching, including the unbundled network element platform (a combination of loop, switching and transport which allows competitive local exchange carriers to offer service without their own infrastructure). The revised rules took effect March 11, 2005 and, subject to a twelve month transition, eliminate an incumbent local exchange carrier’s obligations to provide unbundled network element platform services nationwide, certain high speed interoffice facilities and certain high capacity unbundled network element loops in larger incumbent local exchange carrier wire centers. Such larger incumbent local exchange wire centers include wire centers in Raleigh and Durham, North Carolina which are used by our EOS operations to provide competitive telecommunication services to customers. Several parties have challenged those rules in court and it is not possible to predict the result of any subsequent reconsideration or appeals. We expect to pay higher rates for high speed transport and loop unbundled network elements in certain Raleigh and Durham, North Carolina wire centers. We further expect that after March 11, 2006, such high speed unbundled rate elements will no longer be available at favorable pricing. Our contracts with EOS subscribers allow us to pass through increased network costs and we are currently evaluating our options. It is not possible to predict the outcome or the ultimate impact on our RLEC operations or our edge-out services. We are also uncertain as to the impact on our RLEC operations or edge-out services of actions that may be taken by state utility commissions based upon the new regulations or new legislation that may be considered and passed in response to the new regulations or any further court decisions.

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

On April 27, 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation issues. Under this rulemaking, the FCC asked for comment on a “bill and keep” compensation method that would overhaul the existing rules governing reciprocal compensation and access charge regulation. The outcome of this proceeding could change the way we receive compensation from other carriers and our end users. On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking in the Matter of Developing a Unified Intercarrier Compensation Regime. In this Rulemaking, the FCC seeks comment on various new interconnection proposals for consideration. At this time, we cannot estimate whether any such changes will occur or, if they do, what the effect the changes will have on our wireline revenues and expenses.

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

Universal Service

The FCC is required to establish a “universal service” program that is intended to ensure that affordable, quality telecommunications services are available to all Americans. The Telecom Act sets forth policies and establishes certain standards in support of universal service, including that consumers in rural areas should have access to telecommunications and information services that are reasonably comparable in rates and other terms to those services provided in urban areas. A revised universal service support mechanism for larger incumbent local exchange carriers went into effect on January 1, 2000. A similar universal service mechanism for rate-of-return incumbent local exchange carriers, known as the ICLS, went into effect January 1, 2002.

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

On February 27, 2004, the Federal-State Joint Board on Universal Service released a Recommended Decision addressing a number of universal service issues. The Recommended Decision was the product of state and federal commissioners working together to develop a consensus recommendation. The FCC had up to one year to act on the Recommended Decision and it could accept, reject or modify the recommendations in any manner it chose. In the Recommended Decision, the Joint Board recommended the FCC adopt permissive federal guidelines for states to consider in eligible telecommunications carrier proceedings. These guidelines would generally make it more difficult for competitive eligible telecommunications carriers to be certified by requiring applicants to show a public interest benefit beyond a simple showing of increased competition. The Joint Board went on to recommend that universal service payments be limited to a single primary connection that provides access to the public telephone network. It then recommended that the Commission seek comment on three alternative proposals to minimize impacts on rural carriers if payments are limited to a single primary connection. The Joint Board also recommended universal service payments per primary line be capped when a competitive eligible telecommunications carrier enters the market of a rural carrier. In response to the concerns of both rural landline and wireless carriers, however, Congress recently enacted legislation to stop the FCC from adopting a plan to distribute universal service fund on the basis of a single primary connection.

On February 25, 2005, the FCC adopted additional requirements for eligible telecommunications carriers which may make it more difficult for competitors to gain eligible telecommunications carrier status. It is uncertain whether these additional requirements will impact the number of carriers designated as eligible telecommunications carriers.

Moreover, some disbursements to schools and libraries from the universal service fund were temporarily suspended during 2004 to comply with the Anti-Deficiency Act. As a result, a concern arose that similar delays could occur in disbursements from the universal service fund high cost support mechanism to rural carriers including our incumbent local exchange carriers. In response to these concerns, Congress has temporarily suspended the application of the Anti-Deficiency Act to the universal service fund through December 31, 2006. We cannot predict the impacts on us, including the timing of our receipts from and contributions to the universal service fund, of any actions that may subsequently be undertaken to address this issue on a permanent basis or the impact that would occur if the temporary suspension of the application of the Anti-Deficiency Act expires without further governmental action.

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

There are a number of factors which impact universal service funding payments. The recent history of declining interstate long distance revenues reduces the assessment base for federal universal service funding. The increase in payments to wireless carriers designated as eligible telecommunications carriers has resulted in increased funding requirements. The increased number of subscribers to VOIP services may reduce the number of wireline local services which constitute a portion of the assessment base for universal service funding. The continued scrutiny of federal universal service funding could trigger regulatory or legislative changes in how assessments are made for contributions to the fund, how payments are calculated for rural local exchange carriers such as our rural telephone companies and what companies will be eligible for such payments. In addition, there are a number of appeals challenging several aspects of the FCC’s universal service rules. We cannot predict with certainty whether regulatory or legislative changes will occur, when such changes would occur or what impact these changes would have on our business, results of operations or cash flow.

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

On March 3, 2005, our subsidiary, Madison River Communications, LLC, entered into a consent decree with the FCC on behalf of itself, MRTC and the affiliated companies under the common control and ownership of MRTC. The purpose of the consent decree was to resolve an investigation by the Enforcement Bureau of the FCC into allegations that the subject companies were blocking ports used for VOIP applications, thereby affecting customers’ ability to use VOIP through one or more VOIP service providers. Under the terms of the consent decree, we agreed to pay $15,000 and not block ports used for VOIP applications or otherwise prevent customers from using VOIP applications. The consent decree expires September 3, 2007.

On August 5, 2005, the FCC adopted an order eliminating facilities sharing requirements on facilities-based wireline broadband Internet access service providers. The FCC determined that wireline broadband Internet access services are defined as information services functionally integrated with a telecommunications component. Under the provisions of the Order released September 23, 2005, wireline providers are no longer required to share broadband infrastructure with competitors. Carriers may choose to continue offering broadband infrastructure on a tariffed or detariffed common carrier basis or on a non-common carrier basis. There is a one-year transition associated with this change, which requires wireline carriers to grandfather existing service offerings to existing customers. This order is not expected to negatively impact our operations.

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

In Alabama, Gulf Telephone Company is subject to regulation by the Alabama Public Service Commission. Gulf Telephone Company must have tariffs approved by and on file with that commission for basic, non-basic and interconnection services. Gulf Telephone Company operates in Alabama under price regulation rules. The Alabama Public Service Commission has completed a review of the state price regulation plan and has issued new rules effective December 27, 2004. Under these new rules, all companies which have previously elected price regulation, including Gulf Telephone Company, are placed into the state Price Cap Plan, with an option to elect the state Price Flexibility Plan upon agreement to certain conditions. The new Price Cap Plan is similar to the previous Price Regulation plan and has no material impact on Gulf Telephone Company’s financial position, results of operations or cash flows. Gulf Telephone Company has elected to use the new Price Flexibility Plan which offers additional pricing flexibility in return for the electing company agreeing to offer an expanded local calling plan and agreeing to open its network to competition.

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

State Regulation—Competitive Local Telephone Company

Madison River Communications, LLC is certified to provide intrastate local, toll and access services in the states of Illinois, North Carolina, South Carolina, Tennessee, Georgia, Florida, Alabama, Mississippi and Louisiana. In association with these certifications, Madison River Communications, LLC has filed state and local access and toll tariffs in all states except North Carolina, in which, pursuant to North Carolina Utilities Commission rules, Madison River Communications, LLC has filed a price list. Madison River Communications, LLC has filed interstate access tariffs and maintains long distance rates on its web site in accordance with FCC orders. Tariffs are updated as needed and periodic state financial and quality of service filings are made as required.

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

Local Government Authorizations

We are required to obtain from municipal authorities on-street opening and construction permits or operating franchises to install and expand fiber optic facilities in certain cities. We have obtained such municipal franchises in our incumbent local telephone company territories and certain edge-out service territories in Alabama, North Carolina, Illinois and Georgia. In some cities, subcontractors or electric utilities with which we have contracts may already possess the requisite authorizations to construct or expand our networks.

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

Item 1A.	Risk Factors

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

We may not be able to stabilize the decline in our voice access lines. Beginning with the second quarter of 2002, we have seen the number of voice access lines we serve in certain of our established markets decline due to a number of factors affecting our markets, including but not limited to, recession, competition, impact of storm-related damages and overseas military deployments. We may not be able to maintain our current number of voice access lines or stabilize the decline in the number of such lines even if we were to expand the markets we serve.

Consumers may not continue to purchase our services. In order to maintain our customer base and revenues from our services, we must continue to provide attractive service offerings and compete effectively with other service providers, including wireless service providers and cable companies on, among other things, price, quality and variety of services. The expansion of services offered by other service providers, primarily the offering of voice services by cable companies, has intensified the competitive pressures to retain customers. Although bundled service offerings have successfully resulted in our customers purchasing additional services from us in the past, we cannot ensure that we will be successful in continuing to sell additional services to our existing customers or to successfully market our services to new customers.

Prices may decline. The prices that we can charge our customers for services, including voice communications, high-speed data and Internet access and egress services, could decline due to the following factors, among others:

•	lower prices offered by our competitors for similar services or bundled services that include voice, data, Internet access or other services we offer;

•	changes in the federal or state regulations that encourage competition which have the impact of reducing the prices we may charge for our services;

•	efforts by long distance carriers and others to lower the fees paid to us for use of our network in offering their services;

•	reductions to or changes in the universal service funding mechanism established by the Federal Communications Commission, or FCC, due to an increased number of participants accessing the fund or changes in the regulation that determines the amounts we receive under, and contribute to, the fund;

•	the creation of excess capacity resulting from the installation by us and our competitors, some of whom are expanding capacity on their existing networks or developing new networks, of fiber and related equipment; and

•	technological advances that permit substantial increases in, or better usage of, the capacity of our transmission media.

We operate in local regions and, as a result, are highly dependent on economic conditions in the local markets we serve.

We are sensitive to, and our success will be substantially affected by, economic and other factors affecting the local communities that we serve. We have seen declines in the number of voice access lines we serve in our established markets due to a number of factors that have negatively impacted the local communities. At December 31, 2005, our RLEC operations served 180,318 voice access lines, which is a decrease of 894 voice access lines from 181,212 voice access lines in service at December 31, 2004. The predominant share of voice access line losses have occurred as a result of voice access line losses in our Illinois operations, Gallatin River, due to a persistent weakness in the local economies that Gallatin River serves. We are not certain of the trend for voice access lines or other connections in this market in the near future. Furthermore, a full deployment of the 3rd Infantry Division stationed at Fort Stewart and Hunter Army Airfield near Hinesville, Georgia, has impacted the operations at our rural telephone company, Coastal Utilities, Inc., that serves the Hinesville area, including the military base. The deployment was completed during the first quarter of 2006 with the troops returning to the military bases in Hinesville, GA at that time. However, our operations will continue to be affected as certain of the troops returning from the deployment change their duty stations, retire from military service or make other changes. In addition, as a result of storm-related damages from hurricanes in recent years, we have experienced temporary voice access line losses at Gulf Telephone Company, our rural telephone company in Foley, Alabama. The direct impact of Hurricane Katrina on the economy of New Orleans, Louisiana and the surrounding regions, resulted in our announcement in December 2005 that we would systematically shut down our edge-out service operations located there. These types of factors, which are beyond our control, have adversely affected our business, results of operations and cash flows in the past and may have a significant impact in the future.

Significant and growing competition may adversely affect our revenues and profitability.

The telecommunications industry is highly competitive. As characteristics of our markets change, regulatory barriers are removed and entry costs decrease, the likelihood of local competitors entering our markets may increase. Significant and potentially larger competitors could enter our markets at almost any time. For example, cable television companies that operate in the markets we serve have developed the ability to provide voice services to customers in addition to their current high-speed Internet access and video offerings. Although these cable competitors have not introduced their voice services in our markets yet, we expect them to begin offering such services during 2006. We currently face competition for high-speed access to the Internet from these cable television companies in each of our markets, and we expect that competition will intensify with the introduction of their voice services.

In addition, we face competition from wireless telecommunications providers, which may increase as wireless technology improves. We also face competition from other current and future market entrants, including competitive local exchange carriers, voice-over-Internet protocol, or VOIP providers, electric utilities, microwave carriers,

Internet service providers and private networks built by large end users and municipalities. Many potential competitors for our services have, and some potential competitors are likely to enjoy, substantial competitive advantages, including name recognition and financial, technical, marketing and other resources that are greater than ours. Increased competition could lead to lower revenues and cash flows as a result of numerous factors, including continued declines in our voice access lines, price reductions, fewer sales, reduced operating margins and the loss of market share.

Rapidly changing communications technology and other factors may have a material adverse effect on our business and our cash flows.

The telecommunications industry is subject to rapid and significant changes in technology. The effect of these technological changes on our business is difficult to predict and plan for in advance. These changes could require us to incur significant capital expenditures to maintain or improve our competitive position and we may not have sufficient cash flow or other sources of capital to fund these capital expenditures. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. Further, new technologies and products may not be compatible with our existing technologies and systems. New technologies and products may reduce the prices for our services or be superior to, and render obsolete, the products and technologies we use. If we do not replace or upgrade our technology and equipment that becomes obsolete, we will not be able to compete effectively. Technological changes in the communications industry may have a material adverse effect on our business and may affect our ability to achieve sufficient cash flow to provide adequate working capital, to service our indebtedness or to make capital expenditures.

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

The transmission speed of data across our network is a significant factor in the demand for some of our services. While we are capable of providing multi-megabit transmission speeds across our network between a central office and the end user, the actual data transmission speed over our network may fluctuate due to various factors. Such factors include the diameter of the copper strands, the distance between the network nodes and the user location, and interference from high speed transmissions on adjoining copper pair. If our network is unable to provide services to our customers at speeds that are competitive, we may lose our customers to competitors, which would adversely affect our results of operations and cash flows.

We may have difficulty sustaining revenue growth from our broadband offerings if the market for DSL-based services fails to develop, grows more slowly than anticipated or becomes saturated with competitors.

We expect that an increasing amount of our revenues will come from providing DSL-based services to our customers. For the years ended December 31, 2005 and December 31, 2004, high-speed DSL-based services represented 11.5% and 9.3%, respectively, of our total revenues. The market for business and residential high-speed Internet access has been growing and is highly competitive. Because we offer and expect to expand our offering of services to this growing market and because current and future competitors are likely to introduce competing broadband services, it is difficult for us to predict the rate at which the market for broadband services will grow or what our market share will be. Various providers of high-speed digital communications services are testing products from a number of suppliers for various applications, and it is unclear if DSL will offer the same or more attractive price-performance characteristics. The market for our DSL-based services may not be sustainable, grow more slowly than anticipated or become saturated with competitors. This could have an adverse effect on our results of operations and cash flows.

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

Our business plan focuses on growing our business in part through acquisitions. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs and limit the number of suitable acquisition candidates available. In addition, future acquisitions by us could result in the incurrence of additional indebtedness and contingent liabilities, which could have a material adverse effect on our ability to generate cash flow, provide adequate working capital and service our indebtedness. Any future acquisitions could also expose us to increased risks, including, among others:

•	the difficulty of integrating the acquired operations, personnel, network and other support systems;

•	the potential disruption of our ongoing business and diversion of resources and management time;

•	the inability to generate revenues from acquired businesses sufficient to offset acquisition costs;

•	the risks of entering markets in which we have little or no direct prior experience;

•	the risk that federal or state regulators may condition approval of a proposed acquisition on our acceptance of conditions that may adversely affect our overall financial results;

•	difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies;

•	expenses of any undisclosed or potential legal liabilities; and

•	the impairment of relationships with employees, unions or customers as a result of changes in management.

As a result, we cannot guarantee that we will be able to consummate any acquisitions in the future or that any acquisitions, if completed, would be successfully integrated into our existing operations.

To date, we have grown in large part through the acquisition of local telephone companies and other operating assets. Our future operations depend largely upon our ability to manage our business successfully. If we are successful in making additional acquisitions, our management team will have to manage a more complex organization and a larger number of operations than we have previously operated. We may not be successful in integrating the various acquisitions. In addition, we may discover information in the course of the integration of these acquisitions that may have an adverse effect on our business, results of operations or cash flows.

Our inability to raise more capital to fund our obligations could have a material adverse effect on our business.

We may need to raise more capital in the future to:

•	provide adequate working capital to fund our working capital, continuing operations, capital expenditures and acquisitions;

•	provide resources to service or refinance our existing and future indebtedness; and

•	provide liquidity to fund any unexpected expenses or obligations.

Based on our business plan and anticipated future capital requirements, we believe that the available borrowings under our senior secured credit facility, cash and investments on hand and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for at least the next 12 months. However, we may need additional capital sooner than planned. While possible sources of additional capital include commercial bank borrowings, sales of assets, vendor financing or the sale or issuance of equity and debt securities to one or more investors, our ability to arrange additional capital and the terms and cost of that financing will depend upon many factors, some of which are beyond our control. We may be unable to raise additional capital, and such failure to do so could have a material adverse effect on our business.

We may not be able to return to generating positive cash flow from our edge-out services or our business plan for our edge-out services may not result in a viable, sustainable line of business capable of funding its own operations in future years in our edge-out markets as a whole.

In 2004 and 2003, our edge-out services generated positive cash flow from operations. However, in 2005, our edge-out services did not generate positive cash flow primarily as a result of the disruption in our services in New Orleans, Louisiana, one of our three edge-out services markets, from the impact of Hurricane Katrina in August 2005 on the local economy and our customers. In December 2005, we announced that we would systematically discontinue our edge-out service operations in New Orleans during 2006 as the direct result of the impact of the hurricane on the economy of that region and our customers. Our edge-out services operations in New Orleans served approximately 3,800 connections with estimated annual revenues of approximately $3.0 million to $3.5 million. For the years ended December 31, 2005 and December 31, 2004, our edge-out operations had a net operating loss of approximately $10.7 million and $9.8 million, respectively.

Our operations in New Orleans represented a significant portion of our edge-out services line of business. We expect that the systematic shutdown of our operations will negatively impact our cash flow from our edge-out operations during 2006. Excluding the impact of the shutdown on our edge-out services line of business as a whole, we are not certain that the remaining edge-out operations will generate sufficient growth to replace the loss of the New Orleans operations or may not grow at all. In addition, growth and profitability in our edge-out services line of business may require interconnection and resale terms and pricing which depend, in part, on federal and state regulatory decisions and court interpretations of legislation, all of which are outside of our control and subject to change in ways that are difficult to predict. As a result, we may not be able to return to generating positive cash flow from operations from this line of business or our business plan may not result in a viable, sustainable line of business capable of funding its own operations in future years in our edge-out markets as a whole. Our inability to execute our business plan for our edge-out services could have a material adverse effect on our financial position, results of operations or cash flows.

Network disruptions could adversely affect our ability to provide service to our customers.

The success of our operations will require that our network provide competitive reliability and adequate capacity and security. Some of the risks to our network and infrastructure include:

•	physical damage;

•	power loss from, among other things, adverse weather conditions, which occurred during Hurricane Katrina in 2005 and Hurricane Ivan in 2004;

•	capacity limitations;

•	software and hardware defects;

•	breaches of security, including sabotage, tampering, computer viruses and break-ins; and

•	other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers. For example, storm-related damages, primarily from Hurricane Ivan in September 2004, resulted in approximately 2,300 voice access lines being disconnected as of December 31, 2005 at our rural telephone company in Alabama, Gulf Telephone Company. We accrued approximately $0.7 million and $1.7 million in operating expenses for storm-related damages in the third quarter of 2005 from Hurricane Katrina and in the third quarter of 2004 from Hurricane Ivan, respectively. In the fourth quarter of 2005, we made approximately $3.7 million in capital expenditures at Gulf Telephone Company primarily to enhance the survivability of our network during future storms and, to a lesser extent, to repair damages to certain transmission and distribution facilities as a result of Hurricane Katrina. In the fourth quarter of 2004, we made approximately $2.6 million in capital expenditures at Gulf Telephone Company primarily to replace damaged and destroyed transmission and distribution facilities as a result of Hurricane Ivan. If service is not restored in a timely manner, agreements with our customers may obligate us to provide credits or other remedies to them, and this would reduce our revenues. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or have difficulty attracting new ones. Many of our customers’ communications needs are extremely time sensitive, and delays in signal delivery may cause significant losses to a customer using our network.

We may not be successful in obtaining and maintaining the necessary rights-of-way for our network, which could adversely affect our ability to continue to provide service to our customers.

We may need to obtain supplemental rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecom equipment for any expansion of our network in our markets. We may not be successful in obtaining and maintaining these right-of-way agreements or obtaining these agreements on acceptable terms, whether in new markets or in our existing markets. Although as of December 31, 2005, we had acquired all material, necessary nonexclusive right-of-way agreements covering our current operations, some of these agreements may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after they have expired or terminated. Although we believe that alternative supplemental rights-of-way will be available, if any of these agreements were terminated or could not be renewed, we may be forced to remove our fiber optic cable from under the streets or abandon our networks.

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

We generate a significant portion of our local service revenues from originating and terminating phone calls for interexchange carriers. We originate and terminate long distance phone calls for other interexchange carriers over our networks and for that service we receive revenues from the interexchange carriers, some of which are our largest customers in terms of revenues. As of December 31, 2005 and December 31, 2004, revenues from such interexchange carriers comprised 17.0% and 18.8% of our total revenues, respectively. Some of these interexchange carriers have declared bankruptcy in recent years, which negatively impacted our results of operations and cash flows. Additional bankruptcies or disruptions in the businesses for these interexchange carriers and others could further adversely affect our financial results and cash flows. In addition, we are aware that certain interexchange carriers are or may have sought to bypass or avoid access charges by originating traffic on and routing traffic through unregulated Internet facilities which, if continued, may negatively impact our results of operations and cash flows.

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

Regional Bell operating companies have received authorization to provide long distance telephone service in each of the states in which we operate. Regional Bell operating companies have succeeded in capturing substantial market shares in long distance services. By obtaining such authorizations, a major incentive that the regional Bell operating companies have to cooperate with businesses such as our edge-out operations to foster competition within their service areas has been removed. In addition, the mergers of AT&T and MCI with certain Regional Bell operating companies may give them a competitive advantage against us in some areas. When regional Bell operating companies offer both long distance and local exchange services, they reduce a competitive advantage which businesses like our edge-out operations currently have in those regions.

Failure to attract and retain qualified management and other personnel could adversely affect our business.

Our business is dependent upon a small number of key executive officers. We have entered into employment, confidentiality and noncompetition agreements with Messrs. J. Stephen Vanderwoude, Paul H. Sunu, Kenneth W. Amburn, Michael T. Skrivan and Bruce J. Becker providing for employment of each executive effective January 1, 2006. Each of the agreements expires on March 31, 2009. The agreements are subject to termination by either party (with or without cause) at any time subject to applicable notice provisions. Additionally, the agreements prohibit the executives from competing with us for a maximum period of up to 12 months following termination for cause or voluntary termination of employment. We have not entered into employment agreements with any other key executives.

We may not be able to renew or extend our current employment, confidentiality and noncompetition agreements after they expire on terms that are acceptable to us or at all. In addition, we may not be able to attract or retain other skilled management personnel in the future. The loss of the services of key executive officers and other personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on our business or results of operations.

Risks Relating to our Indebtedness

Our significant amount of long-term indebtedness could limit our operational flexibility or otherwise affect our financial condition.

We have a significant amount of long-term indebtedness, primarily our senior secured credit facility and our 13.25% senior notes. As of December 31, 2005, we had:

•	total indebtedness of $558.3 million;

•	total member’s capital of $56.9 million; and

•	a debt to equity ratio of 9.8 to 1.

For the year ended December 31, 2005, our earnings would have been insufficient to cover our fixed charges by $1.1 million.

Our substantial level of indebtedness could have important consequences for us, including the following:

•	a significant portion of our cash flow from operations is likely to be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for working capital, capital expenditures, future operations and business opportunities, and/or other general corporate purposes;

•	we may have limited flexibility to plan for, or react to, changes in our business, market conditions and the industry in which we operate;

•	our ability to withstand competitive pressures may be reduced and we may be more vulnerable to general adverse economic and industry conditions;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt;

•	our ability in the future to obtain additional financing for working capital, capital expenditures, future business opportunities and other general corporate requirements may be limited; and

•	we may be more vulnerable to increases in prevailing interest rates and our ability to refinance our indebtedness could be limited.

We are subject to restrictive debt covenants and other requirements of our credit facilities that may limit our business flexibility by imposing operating and financial restrictions on our business.

The covenants in the indenture governing our 13.25% senior notes and the credit agreement governing our senior secured credit facility impose, and the terms of future debt agreements we may enter into may impose, operating and other restrictions on us. These restrictions affect, and in many respects limit or prohibit, our ability to undertake certain transactions such as our ability to:

•	incur additional indebtedness;

•	pay dividends on, redeem or repurchase our member interests or equity of our subsidiaries;

•	make various investments;

•	sell certain assets or utilize certain asset sale proceeds;

•	create certain liens or use our assets as security in other transactions;

•	make intercompany advances or loans;

•	enter into certain transactions with affiliates; and

•	merge or consolidate with or into other companies, or dispose of all or substantially all of our assets and the assets of our subsidiaries.

These covenants are subject to a number of important exceptions. In addition, the terms of our senior secured credit facility requires us to meet or maintain specified financial ratios and other covenants. Our ability to meet these financial ratios could be affected by events beyond our control, and no assurance can be given that we will be able to comply with these provisions. A breach of any of these covenants could result in an event of default under the bank credit agreement and/or the senior note indenture and result in negative consequences for us, including the acceleration of the maturity of our long-term indebtedness.

We may be able to incur substantially more indebtedness, which would increase the risks described above associated with our substantial indebtedness.

We may incur substantial additional indebtedness in the future. This could further exacerbate the risks described above. While the terms of our senior secured credit facility limit our ability to incur additional indebtedness, such terms do not and will not prohibit us from incurring substantial amounts of additional indebtedness for specific purposes or under certain circumstances. For example, our new revolving credit facility currently permits additional borrowings of up to $75.0 million.

We will require a significant amount of cash, which may not be available to us, to service our debt and fund our liquidity needs.

Our ability to make payments on, or to refinance or repay our debt, to fund planned capital expenditures and our working capital needs will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate cash flow in an amount sufficient to enable us to pay our debt service obligations or fund our other liquidity and capital needs as a result of any of these factors. If we are unable to generate sufficient cash to service our debt requirements, we may be required to refinance our existing indebtedness. We may not be able to refinance any of our debt under such circumstances on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

•	sales of certain assets to meet our debt service requirements;

•	sales of equity; and

•	negotiations with our lenders to restructure the applicable debt.

Our credit facilities and our indenture could restrict our ability to do complete certain of these transactions. If we are forced to pursue any of the above options under distressed conditions, our business could be adversely affected.

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

We benefit from statutory and regulatory requirements that rates in rural areas be reasonably comparable to rates in urban areas, which results in state and federal universal service funding payments in high cost rural areas. For the years ended December 31, 2005 and December 31, 2004, revenues attributable to such payments represented 7.0% and 6.5%, respectively, of our total revenues. Under the current regulatory scheme, as the number of access lines that we have in any given state increases, the rate at which we can receive certain payments decreases. Therefore, as we implement our growth strategy, our eligibility for such payments or the amount of such payments may decrease.

There are a number of factors which impact universal service funding payments. The recent history of declining interstate long distance revenues reduces the assessment base for federal universal service funding. The increase in payments to wireless carriers designated as eligible telecommunications carriers has resulted in increased funding requirements. The increased number of subscribers to VOIP services may reduce the number of wireline local services which constitute a portion of the assessment base for universal service funding. The continued scrutiny of federal universal service funding could trigger regulatory or legislative changes in how assessments are made for contributions to the fund, how payments are calculated for rural local exchange carriers such as our rural telephone companies and what companies will be eligible for such payments. In addition, there are a number of appeals challenging several aspects of the FCC’s universal service rules. We cannot predict with certainty whether regulatory or legislative changes will occur or when such changes would occur. If we are unable to receive payments from the universal service funds, or if such payments are reduced, our business, results of operations and cash flow would be negatively affected.

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

The Telecom Act requires incumbent local exchange carriers to enter into agreements to interconnect with, sell unbundled network elements to and sell services for resale to competitive local exchange carriers. Our ability to compete in the local exchange market as a competitive local exchange carrier may be adversely affected by the incumbent local exchange carrier’s pricing of such offerings and related terms, such as the availability of operation support systems and local number portability, and would be adversely affected if such requirements of the Telecom Act were repealed. Furthermore, the FCC’s recent Triennial Review Order and subsequent related decisions reduce certain of the incumbent local exchange carrier’s obligations to provide competitive local exchange carriers like ours with access to their network elements. This may increase the costs of providing services to our edge-out customers, require us to make extensive investments in new network equipment to serve edge-out customers or delay or otherwise limit or affect our ability to expand our edge-out operations. The FCC’s rules are subject to various court appeals and further regulatory proceedings. The general uncertainty regarding changes to the unbundling rules results in additional instability for our operations, which may possibly lead to further reductions in revenues.

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

The rates we charge our local telephone customers are based, in part, on a rate of return authorized by regulators. These authorized rates, as well as allowable investment and expenses, are subject to review and change by those regulators at any time. To the extent that any business is over-earning, the state regulators may issue an order requiring us to reduce our rates. While we have not been required to reduce our rates in the past, if regulators order us to reduce our rates, our results of operations could be adversely affected.

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

Access and interconnection charges, which consist of revenues from end users for interstate subscriber line charges, from wireless carriers for termination of local wireless calls and from interexchange carriers for originating, terminating and transporting long distance and high speed data services on our local network, accounted for 27.9% and 29.9% of our revenues for the years ended December 31, 2005 and December 31, 2004, respectively.

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

We own and lease offices and space in a number of locations within our operating markets, primarily for our corporate and administrative offices, central office switches and business offices, network operations centers, customer service centers, sales offices and network equipment installations. Our corporate headquarters and our accounting center are located in approximately 24,100 square feet of leased space in two separate buildings in Mebane, North Carolina. The lease for the corporate headquarters, including our renewal options, will expire in approximately 13 years. The leases for our accounting center will expire in May 2006. We have leased approximately 33,800 square feet of space that is directly adjacent to our corporate headquarters in Mebane to be used as our new accounting center. We expect to occupy this space in the second quarter of 2006. The lease for this space, together with renewal options, will expire in approximately 13 years.

Our rural telephone companies own substantially all of the properties used for their central office switches, business offices, regional headquarters and warehouse space in their operating regions. The poles, lines, wires, cable, conduits and related equipment owned by the rural telephone companies are located primarily on properties that we do not own, but are available for the rural telephone companies’ use pursuant to consents of various governmental bodies or subject to leases, permits, easements or other agreements with the owners. Our rural telephone companies own approximately 1,400 route miles of fiber in their operating regions.

In our edge-out markets, we lease properties primarily for collocations, ATM switches and data transmission equipment. We also lease local loop lines that connect our customers to our network as well as leasing space for central offices from incumbent telephone companies for collocating transmission equipment. In our edge-out markets we closed certain sales and administrative offices that were leased on a long-term basis. We have a lease on office space in Atlanta, Georgia that is no longer used by our edge-out services and has been sublet. We also have leased office space in New Orleans, Louisiana under a lease that expires in May 2006. We own approximately 2,400 route miles of fiber in North Carolina, Illinois and across the southeast from Atlanta to Houston and Dallas that is used in providing our edge-out services.

Substantially all of our rural telephone company properties and telephone plant and equipment are pledged as collateral for our senior indebtedness. We believe our current facilities are adequate to meet our needs in our incumbent local and competitive local markets for the foreseeable future.

Item 3.	Legal Proceedings

On May 7, 2004, a lawsuit was filed in the United States District Court for the Southern District of Alabama that named as defendants our subsidiaries, Gulf Telephone Company and Gulf Coast Services, Inc., Madison River Telephone and certain of our officers and directors among others including former directors and officers and other third party plan administrators and advisors to the Gulf Telephone Company Employee Stock Ownership Plan. The suit, entitled David Eslava, et. al. vs. Gulf Telephone Company, et. al. Civil Action No. 04-297-MJ-B, alleges certain ERISA violations. In conjunction with the acquisition of Gulf Telephone Company in September 1999, an escrow fund was established and continues to remain in effect to provide support in part for lawsuits such as this. We have engaged legal counsel and we intend to vigorously defend against all such claims. On June 30, 2004, we replied to the complaint and on July 25, 2004, we filed a motion for summary judgment on the majority of the claims. On December 30, 2005, the case was reassigned to a new District Court Judge, but our motion has not yet been ruled upon.

In June 2004, the Department of Justice for the United States of America filed lawsuits against two of our subsidiaries, Gulf Coast Services, Inc. in the United States District Court for the Southern District of Alabama and Coastal Utilities, Inc. in the United States District Court for the Southern District of Georgia. In each lawsuit, the Department of Justice claimed that our subsidiary received an erroneous refund of income taxes and related interest to which the United States of America is entitled to have returned. The amount being sought in the lawsuits totals approximately $3.5 million of which $2.9 million is erroneous income tax refunds and $0.6 million is related interest expense. Approximately $0.9 million of these erroneous refund claims were paid in the first quarter of 2004 as part of a separate year income tax audit adjustment. Therefore, we have responded to the lawsuits accordingly and believe the claims to be approximately $2.1 million for erroneous income tax refunds plus related interest expense. To recognize this potential exposure, in 2004, we accrued approximately $2.1 million as a deferred income tax liability and we continue to accrue the associated interest monthly. We believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to vigorously defend against these claims. On August 31, 2004, the parties entered into a joint motion to stay the proceeding in Alabama pending resolution of the Georgia proceeding. Discovery on the Georgia proceeding was completed by May 2005 and motions for summary judgment were submitted and fully briefed by all parties at the beginning of July 2005.

On May 6, 2003, we filed suit in United States District Court, Middle District of North Carolina seeking a declaratory judgment that we had a valid license to use operating system software purchased from BMS Corporation subject to the terms and conditions of certain software licensing agreements that we entered into with BMS Corporation. On July 2, 2003, BMS Corporation provided certain defenses, answers and counterclaims including, among others, that we had benefited from fraud, unjust enrichment, conversion, concealment and negligent misrepresentation. We subsequently filed motions to dismiss six of the eight counterclaims and provided affirmative defenses to the remaining two counterclaims. In December 2004, we filed a motion for summary judgment on BMS Corporation’s amended counterclaims. The Court ruled in our favor on most of the motions to dismiss in January 2005. On August 30, 2005, the Court granted in part and denied in part our motion for summary judgment. The remaining causes of action will be heard at trial which is scheduled for May 2006. We intend to continue to vigorously defend against the remaining counterclaims and actively pursue the declaratory judgment. We do not believe that any adverse judgment would have a material impact on our financial position, results of operations or cash flows.

On March 3, 2005, our subsidiary, Madison River Communications, LLC, entered into a consent decree with the FCC on behalf of itself, Madison River Telephone and the affiliated companies under the common control and ownership of Madison River Telephone. The purpose of the consent decree was to resolve an investigation by the Enforcement Bureau of the FCC into allegations that the subject companies were blocking ports used for VoIP applications, thereby affecting customers’ ability to use VoIP through one or more VoIP service providers. Under the terms of the consent decree, we agreed to pay $15,000 and that we shall not block ports used for VoIP applications or otherwise prevent customers from using VoIP applications. We do not believe the consent decree will have a material impact on our financial position, results of operations or cash flows. However, we cannot predict whether we will be subject to other investigations or litigation related to similar allegations, or the outcome of any such actions.

We are involved in other various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

We are a limited liability company with one member, our parent company, Madison River Telephone Company, LLC, or Madison River Telephone. Therefore, we do not have common stock registered on a public trading market.

All of our Class A member interests are held by Madison River Telephone. We have not paid any cash dividends to Madison River Telephone in the past two years. Under the terms of the indenture governing our senior notes and the agreement governing our senior secured credit facility, we are limited in our ability to pay dividends to Madison River Telephone unless we achieve certain cash flows from our operations and exceed certain ratios as defined in those agreements. As of March 20, 2006, we do not have the ability to pay any dividends to Madison River Telephone under the terms of our senior note indenture or our senior secured credit facility. Without a successful completion of the proposed initial public offering by Madison River Communications Corp. (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions” for further information), we do not expect to have this ability to pay dividends to Madison River Telephone in the next 12 months.

Item 6.	Selected Financial Data

The selected financial and operating data presented below should be read in conjunction with our consolidated financial statements and the related footnotes as found in Item 8 of this Annual Report on Form 10-K.

During the preparation of our financial statements for fiscal year 2005, we determined that our consolidated financial statements for prior periods contained an error relating to the accounting for certain incentive compensation awards and that adjustments made to our additional minimum pension liability were not appropriately presented net of applicable income taxes in our other comprehensive loss. We have restated our financial statements for these prior periods to correct these errors. In addition, we also corrected the presentation of telephone plant and equipment on our consolidated balance sheets in accordance with Statement of Financial Standards No. 71, Accounting for the Effects of Certain Types of Regulation. This selected consolidated financial and operating data has been derived from our consolidated financial statements and has been restated to reflect the adjustments described in Note 1 to those consolidated financial statements. These adjustments affect our fiscal 2004, 2003, 2002 and 2001 income statement and balance sheet data as presented below. There was no impact in any year due to the restatement on total net cash provided by operating, investing, or financing activities on our consolidated statements of cash flows although some components of these numbers were affected by the restatement.

Selected Financial and Operating Data

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
Statement of Operations Data:
Total operating revenues	$193,185	$194,158	$186,460	$184,201	$184,263
Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	56,357	56,535	49,414	55,221	68,372
Depreciation and amortization	40,705	45,003	52,054	50,649	58,471
Selling, general and administrative expenses	37,428	36,969	36,494	41,466	53,357
Impairment charge on long-lived assets	647	—	—	—	—
Restructuring (benefit) charge	(247)	—	(718)	2,694	2,779

Total operating expenses	134,890	138,507	137,244	150,030	182,979

Net operating income	58,295	55,651	49,216	34,171	1,284
Interest expense	(53,351)	(59,278)	(62,649)	(63,960)	(64,624)
Loss on extinguishment of long-term debt	(11,128)	(212)	—	—	—
Other income (expense)	5,041	4,193	3,626	(2,486)	(14,813)

(Loss) income before income taxes and minority interest expense	(1,143)	354	(9,807)	(32,275)	(78,153)
Income tax (expense) benefit	(493)	(753)	4,940	(3,625)	6,064
Minority interest expense	—	—	—	(275)	(1,075)

Net loss	$(1,636)	$(399)	$(4,867)	$(36,175)	$(73,164)

Other Financial Data:
Capital expenditures	$16,371	$14,643	$12,223	$12,344	$39,936
Net cash provided by (used in) operating activities	40,247	38,932	43,769	32,092	(19,770)
Net cash provided by (used in) investing activities	19,588	(12,460)	(10,019)	(10,714)	(24,013)
Net cash (used in) provided by financing activities	(74,221)	(20,129)	(25,561)	(23,030)	1,979
Ratio of earnings to fixed charges (a)	—	1.0 to 1	—	—	—
EBITDA (b)	92,913	104,635	104,896	82,059	43,867
Balance Sheet Data (at period end):
Cash and cash equivalents	$20,100	$34,486	$28,143	$19,954	$21,606
Telephone plant and equipment, net	275,244	292,893	321,535	359,365	396,794
Total assets	714,569	781,004	807,142	844,771	896,578
Long-term debt, including current portion	558,338	618,076	637,213	661,568	680,018
Total member’s capital	58,795	60,760	61,196	68,071	66,731
Other Operating Data (Unaudited):
Access lines	192,239	193,092	200,365	206,597	211,540
Broadband and high speed data connections	46,226	40,215	24,863	17,128	11,831
Employees	601	625	643	664	783

(a)	The ratio of earnings to fixed charges is computed by dividing earnings, which consist of income before income taxes, minority interest expense in consolidated subsidiaries, loss on investments accounted for using the equity method and fixed charges (other than capitalized interest), by fixed charges. Fixed charges consist of interest charges, amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest. For the year ended December 31, 2004, the ratio of earnings to fixed charges for Madison River was 1.0 to 1. For the years ended December 31, 2005, 2003, 2002 and 2001, earnings of Madison River were insufficient to cover fixed charges by $1,073, $9,614, $31,035 and $75,787, respectively.

(b)	EBITDA consists of our net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. We believe that net cash provided by (used in) operating activities is the most directly comparable financial measure to EBITDA under generally accepted accounting principles. EBITDA is presented because we believe it is a useful indicator of our ability to service our long-term debt, capital expenditure and working capital requirements as well as pay dividends. EBITDA should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities as a measure of our liquidity or as an alternative to net income (loss) as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles. EBITDA is not a complete measure of our profitability as it does not include costs and expenses for depreciation and amortization, interest expense and income taxes; nor is EBITDA a complete net cash flow measure as it does not include uses of cash to fund our long-term debt, capital expenditures and working capital requirements or to pay dividends. Other companies in our industry may present EBITDA differently than we do.

Set forth below is a reconciliation of our cash provided by (used in) operating activities to EBITDA:

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
Net cash provided by (used in) operating activities	$40,247	$38,932	$43,769	$32,092	$(19,770)
Adjustments:
Depreciation and amortization	(40,705)	(45,003)	(52,054)	(50,649)	(58,471)
Impairment charge on long-lived assets	(647)	—	—	—	—
Deferred income taxes	5,516	(903)	7,211	(8,812)	5,079
Losses on investments carried on the equity method	(71)	(156)	(193)	(3,338)	(11,306)
Loss on the extinguishment of long-term debt	(11,128)	(212)	—	—	—
Realized loss on disposal of marketable equity securities	—	—	(343)	(3,985)	(9,452)
Other non-cash items	630	645	693	(315)	1,078
Changes in operating assets and liabilities	4,522	6,298	(3,950)	(1,168)	19,678

Net loss	(1,636)	(399)	(4,867)	(36,175)	(73,164)
Income tax expense (benefit)	493	753	(4,940)	3,625	(6,064)
Interest expense	53,351	59,278	62,649	63,960	64,624
Depreciation and amortization	40,705	45,003	52,054	50,649	58,471

EBITDA	$92,913	$104,635	$104,896	$82,059	$43,867

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Included in our discussion and analysis of our operating results are comparisons of EBITDA. EBITDA consists of our net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. EBITDA is presented because we believe it is a useful indicator of our ability to service our long-term debt, capital expenditure and working capital requirements. EBITDA should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flows from operating activities as a measure of our liquidity or as an alternative to net income (loss) as an indicator of our operating performance or any other measure of performance derived in accordance with generally accepted accounting principles. EBITDA is not a complete measure of our profitability as it does not include costs and expenses for depreciation and amortization, interest expense and income taxes; nor is EBITDA a complete net cash flow measure as it does not include uses of cash to fund our long-term debt, capital expenditures and working capital requirements. Other companies in our industry may present EBITDA differently than we do. A reconciliation of our net cash provided by (used in) operating activities to EBITDA can be found in footnote (b) of our Selected Financial Data included in this Annual Report on Form 10-K.

Our operations are classified into two reportable segments, our RLEC operations and our edge-out services. Our RLEC operations represent the operations of our four rural telephone companies providing a variety of telecommunications services, including local and long distance voice services and Internet access services to business and residential customers in their franchised territories, which we refer to as our RLEC markets. In the following discussion, included within our RLEC operations as a separate line of business are our edge-out services. See note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our segments.

Restatement

On January 18, 2006, the Audit Committee of the Board of Managers of MRTC, in consultation with management, determined that our consolidated financial statements and other financial information for the fiscal years 1998 through 2004 and for the first three quarters of 2005 should be restated to correct the accounting related to certain incentive compensation awards. We determined that compensation expense recorded for incentive awards granted to employees, principally under our long term-incentive plan (the “LTIP”), should not have been recognized during these periods. We had previously accounted for these awards as a fixed obligation following the guidelines of Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967-Deferred Compensation Contracts. In reviewing the documentation governing the LTIP, we determined that the incentive awards granted under the LTIP were not a fixed obligation of the Company but rather, the LTIP should be accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since payment of these incentive awards is contingent on the successful completion of a liquidity event in the future and accounting guidance provides that this type of future event can not be deemed to be probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, we determined that no compensation expense should have been recorded for the awards in the affected periods.

The restatement of our financial statements for each affected period required the reversal of the compensation expense and associated long-term liability accrual recognized for the incentive awards as well as the related income tax effects. In addition, at December 31, 2003, we had a valuation allowance recorded to reflect the deferred tax assets associated with the LTIP at their net realizable value. As the result of an amendment to the LTIP, we reversed this valuation allowance in the fourth quarter of 2004. The impact of these entries for the valuation allowance was also reversed as part of the restatement. The restatement of expenses in prior periods also required that we revise certain cost studies. Accordingly, we also restated local service revenues to reflect the adjustments to be made to the amended cost studies. This restatement resulted in corrections to our consolidated balance sheets, consolidated statements of operations, consolidated statements of member’s capital and consolidated statements of cash flows for the affected periods.

On March 29, 2006, the Audit Committee, in consultation with management, determined that our consolidated financial statements and other financial information for 2003 and 2004 should be restated to correct the presentation of adjustments to our additional minimum pension liability. In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, such adjustments should have been reflected net of applicable income tax benefits. This restatement resulted in corrections to our consolidated balance sheets, consolidated statements of member’s capital and consolidated statements of cash flows for the affected periods, however there was no impact to our consolidated statements of operations for either period.

In addition to the restatement, we also changed our presentation of telephone plant and equipment on our consolidated balance sheets for the aforementioned periods. We previously presented telephone plant and equipment acquired in our four RLEC acquisitions at the seller’s net book value. In reviewing this presentation for telephone plant and equipment, we determined that it was more appropriate to present the telephone plant and equipment and the associated accumulated depreciation acquired in these transactions at their respective gross amounts as recorded on the seller’s balance sheet in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, and to be consistent with industry practice. The impact from this change of the balance sheet presentation for telephone plant and equipment is a reclassification on the balance sheet only and did not change net telephone plant and equipment, total assets, member’s capital or net income (loss) as previously reported.

The following discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of this restatement where applicable. Please refer to Note 1 of the Consolidated Financial Statements contained herein for a more detailed description of the restatements.

Overview

We operate four rural telephone companies that serve business and residential customers in Alabama, Georgia, Illinois and North Carolina. We offer our customers a variety of telecommunications services, including local and long distance services, Internet and enhanced data services, telephone directory and other miscellaneous services and edge-out services. At December 31, 2005, we had 238,465 voice access line, broadband and high-speed data connections in service in our RLEC operations and our edge-out services.

On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. Those securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Our rural telephone markets which we serve as the incumbent local exchange carrier are located in Foley, Alabama; Hinesville, Georgia; Galesburg, Dixon and Pekin, Illinois and Mebane, North Carolina. In addition, our rural telephone company in North Carolina serves as the incumbent local exchange carrier in the Milton and Gatewood exchanges which were acquired in April 2005 and are in close proximity to Mebane. We refer to these four companies as our RLEC operations. We also provide edge-out services as a competitive local exchange carrier in territories that are in close proximity to our rural telephone markets. We currently provide edge-out services to medium and large customers in two markets: (i) the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; and (ii) Peoria and Bloomington in Illinois. As we have announced, we are in the process of systematically shutting down our edge-out service operations in New Orleans, Louisiana and nearby cities. We suspended the provision of voice and data services to predominantly all of our affected customers as of March 1, 2006. We expect to complete the closure of these operations, including termination of certain contracts and removal of our equipment, by the third quarter of 2006. The decision to close these operations was the direct result of the loss of customers and decline in business from the impact of Hurricane Katrina on this region. The management and operating responsibility for the edge-out operations are provided by the managers of the respective rural telephone companies.

Our edge-out services include not only local exchange carrier services but also a transport service that provides transport and Internet Protocol, or IP, transit services to other carriers and large businesses along approximately 2,400 route miles of fiber optic network. The majority of this network comprises a long-haul network in the Southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have designated Atlanta and Dallas as our Internet egress points. Because the fiber transport business continues to be extremely competitive, we are not actively expanding this line of business at this time. However, our fiber optic network is a valuable resource for our rural telephone companies in their provision of dial-up, broadband and high-speed access services to their customers as they use our fiber optic network to connect to the Internet. Supporting our retail Internet access business in our rural telephone operations is the predominant use of our fiber transport facilities.

Since our inception, our principal activities have been the acquisition, integration, operation and improvement of rural telephone companies. In acquiring our four rural telephone companies, we purchased established businesses with stable cash flows, governmental authorizations and certifications in place, operational support systems, experienced management and key personnel and technologically advanced facilities. We continue to develop the established markets in which our rural telephone companies operate with successful marketing of related services and broadband products and we are controlling expenses through the use of business process management tools and other methods. Our objective for our edge-out services is to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Accordingly, we utilize a rigorous set of criteria for evaluating new customers and determining the desirability of renewing existing contracts for customers of our edge-out services.

Factors Affecting Future Operations

The following is a discussion of the primary factors that we believe will affect our operations over the next few years.

Revenues

Our revenues are derived principally from the sale of voice and data communications services to business and residential customers in our established rural telephone markets. For the year ended December 31, 2005, approximately 94.6% of our operating revenues came from our RLEC operations and 5.4% from our edge-out services. For the year ended December 31, 2004, approximately 93.9% of our operating revenues came from our RLEC operations and 6.1% from our edge-out services. We are managing our RLEC operations to increase revenues from local and long distance voice services, broadband Internet access and enhanced data and other related telecommunication services. We believe the sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future and will increase significantly as a percentage of our total revenues for the Company. We expect revenues from our edge-out services to decrease significantly from past levels as a result of the systematic shut down of our operations in New Orleans, Louisiana.

On August 29, 2005, Hurricane Katrina came ashore east of New Orleans, Louisiana and caused significant wind and flood damage to areas of Mississippi and Louisiana, including New Orleans. The effects of the storm and subsequent flooding impacted our edge-out services operations in New Orleans and, to a lesser degree, our RLEC operations in Alabama. A portion of our edge-out service operations is serving customers located in New Orleans and surrounding communities including Biloxi and Gulfport, Mississippi. Our facilities in New Orleans sustained some damage but remained operational. However, the significant impact of Hurricane Katrina on the economy in New Orleans and surrounding regions directly resulted in a significant loss of our customers and decline in our business. As a result of these factors, we made the decision to systematically shut down our operations in New Orleans. We notified our affected customers in December 2005 of our decision and we suspended the provision of voice and data services to these customers as of March 1, 2006. We expect to complete the process of shutting down our operations, including the termination of certain contracts and removal of our equipment, by the third quarter of 2006. We served approximately 3,800 connections in New Orleans and nearby communities with revenues of approximately $3.0 million to $3.5 million annually prior to the impacts of the storm. We do not believe the termination of our operations in New Orleans will have a material impact on our results of operations, cash flows or EBITDA.

At Gulf Telephone Company in Foley, Alabama, we did not incur any major damage to our central office or remote switch locations but we did incur storm-related damages in certain of our outside plant facilities, primarily in the coastal communities we serve. As a result of the storm, a minimal amount of voice access lines and broadband connections were taken out of service. During the fourth quarter, we made approximately $3.7 million in additional capital expenditures at Gulf Telephone Company to add significantly more high-capacity fiber optic transport lines using a network architecture that will enhance network survivability and to repair storm damage to our network sustained as a result of the storm. The additional fiber will strengthen our ability to sustain service to our customers through catastrophic storms and will also create a dynamic network platform for providing high bandwidth services to our customers in Alabama. The fiber deployment includes “intelligent” electronics and the network was designed with “ring” architecture so that if a portion of the network is damaged, the network will immediately sense the damage and automatically route traffic in another direction. These enhancements should make our network resistant to outages from storms or other network disruptions and we believe may provide stability to our revenues in the event that this area is impacted by future storms.

Our fiber transport business, which provides services to other carriers and major accounts, will increase its revenues only if certain profit margins are obtained without making significant additional capital investments. Because the fiber transport business is highly competitive, we do not anticipate any growth in this line of business at this time. We will continue to use our fiber transport facilities to support our retail Internet access business in our RLEC operations, which is its predominant use.

At December 31, 2005, we had 238,465 voice access lines and broadband connections in service compared to 233,307 connections in service at December 31, 2004, an increase of 5,158 connections, or 2.2%. Our RLEC operations had 225,887 connections in service at December 31, 2005 and 220,774 connections in service at December 31, 2004, an increase of 5,113 connections, or 2.3%. For our edge-out services, connections in service at December 31, 2005 and December 31, 2004 were 12,578 and 12,533, respectively, an increase of 45 connections, or 0.4%.

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

The services we offer to customers may be purchased separately, but are increasingly being included in a package with selected other service offerings, often referred to as bundling, and sold at a discount to the a la carte pricing for the services. An important part of our sales and marketing strategy for our RLEC operations emphasizes the bundling of services and the benefits it provides to our customers. We have branded our primary residential bundled offering as our No Limits-Broadband package. The No Limits-Broadband bundle is marketed to our residential customers at a price that varies slightly by location. The No Limits-Broadband package offers:

•	unlimited local telephone service;

•	unlimited nationwide long distance;

•	unlimited use of our most popular custom calling features, including caller identification and voicemail; and

•	unlimited use of our high-speed broadband service for Internet access.

Since its introduction in the fourth quarter of 2003, our results have shown that the No Limits-Broadband package has been successful in increasing penetration rates in services such as broadband and long distance. Many of our existing customers selecting the No Limits-Broadband package are new broadband subscribers and long distance customers, and this has led to an overall increase in our monthly average revenue per unit for a subscriber of the No Limits bundle. We intend to continue to enhance our bundled service offerings with promotional pricing and new service additions. We have begun to offer a No Limits-Telephone bundle in selected markets. This bundle includes the first three voice services and feature sets listed above, but not the broadband service. Customers switching to No Limits-Telephone may result in a reduction in our average revenue per unit since they would not be taking our broadband service.

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

On April 30, 2005, our North Carolina rural telephone company, Mebtel, Inc., completed the acquisition of rural telephone assets comprising two exchanges in North Carolina. As of December 31, 2005, these exchanges served 3,515 voice access lines, 2,514 long distance accounts, 192 broadband connections and 102 dial-up Internet accounts. We upgraded the network used to provide services in these two exchanges and began offering broadband service during the third quarter of 2005.

We believe we have been successful in competing with high-speed Internet access products from competitors, particularly cable television operators, in our markets in recent years as the number of broadband subscribers we serve in our RLEC operations has continued to increase. We believe that our position as first to market with high-speed broadband service in all of our markets, the execution of our strategy and our ability to deliver a quality broadband product at a competitive price and in a timely manner has made us the provider of choice in our markets. Currently, we are capable of providing broadband service to approximately 99% of our access lines. With the introduction of our No Limits package, we experienced significant growth in broadband subscribers in 2004 and

2005 compared to prior years. As of December 31, 2005, our penetration rate for residential broadband connections as a percentage of primary residential voice access lines was 36.5% compared to 35.7% at September 30, 2005 and 32.2% at December 31, 2004. Although we cannot be certain, we anticipate that our broadband product offerings will continue to provide a source of increasing revenues for our RLEC operations in future quarters. As of December 31, 2005, we had 45,569 broadband connections in service, an increase of 6,007 connections from 39,562 broadband connections in service at December 31, 2004. As anticipated, the rate at which we are adding new broadband connections slowed in 2005 compared to 2004. Our broadband connections increased by 15,381 connections in 2004 compared to 6,007 connections in 2005. We believe we will continue to add new broadband connections in future quarters but at a slower pace than we experienced in recent quarters. As discussed further below, we have lost broadband connections as a result of hurricane-related damages in Alabama and a full deployment of troops stationed at the military bases near Hinesville, Georgia. Excluding the loss of broadband connections from these events, which we believe are temporary, our increase in broadband connections in service would have been approximately 6,795 connections, or 17.2% from December 31, 2004.

As we have increased the number of broadband connections we serve, we have experienced a decrease in the number of dial-up Internet accounts in service. At December 31, 2005, we had 11,800 dial-up Internet customers, which was a decrease of 3,793 accounts, or 24.3%, from 15,593 dial-up Internet accounts at December 31, 2004. We believe that a significant percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our broadband service.

We have also been successful in growing penetration rates in our RLEC operations for the provision of long distance and related telecommunications services to our customers. At December 31, 2005, we had 108,407 long distance accounts compared to 101,469 long distance accounts at December 31, 2004, an increase of 6.8%. Our long distance penetration of total access lines was 60.1% and 56.0% at December 31, 2005 and 2004, respectively. In addition, our penetration rates for our primary custom calling features including voicemail, caller identification, call waiting and call forwarding as of December 31, 2005 have increased since December 31, 2004. A substantial portion of the growth in long distance accounts served and custom calling features provided can be attributed to the success of our No Limits bundles, and to our acquisition of two exchanges in North Carolina during the second quarter of 2005.

As of December 31, 2005, our RLEC operations had 180,318 voice access lines in service, which is a decrease of 894 voice access lines, or 0.5%, from 181,212 voice access lines in service at December 31, 2004. The decrease in voice access lines can be attributed primarily to four factors that are impacting our business.

First, at our rural telephone company in Illinois, Gallatin River Communications, the local economies served by Gallatin River continue to display a persistent weakness. This market is predominantly industrial and agricultural in nature and has experienced significant losses in its business base in recent years, resulting in higher unemployment. This continued slowdown in this region has impacted the number of voice access lines we serve. In this market, primary voice access lines, which we define as total voice access lines less second lines, declined by 3,781 lines from December 31, 2004 to December 31, 2005, accounting for the predominant share of the decline in voice access lines during this period. We are uncertain at this time regarding the future trend for voice access lines at Gallatin River, but absent any improvement in the local economies comprising this market, we expect access lines in service in this market will continue to decline in the near term. We are also uncertain what the impact of the introduction of voice services by cable telephone companies will have on our voice access lines in this market. We expect such services will be available in mid-2006.

Second, we have experienced a temporary decrease in the number of voice access lines served by our rural telephone company in Georgia, Coastal Utilities, Inc., as a result of the full deployment of troops stationed at Fort Stewart and Hunter Army Airfield to Iraq. The deployment began during the fourth quarter of 2004 and was completed in February 2005. Coastal Utilities serves the Hinesville area, including the military bases where the deployed troops were stationed. We estimate that voice access lines in service at Coastal Utilities have decreased by approximately 1,357 lines at December 31, 2005 as a result of the deployment. Approximately 1,167 of those lines were disconnected during 2005. The deployment ended during the first quarter of 2006 as the majority of the troops returned to their military bases in Hinesville. However, we expect that our operations will continue to be impacted in the near term as certain of the troops go through the process of changing their assigned bases or retire from military service. We believe that we will recover the predominant share of these voice access lines as the level of troops at the military bases in Hinesville stabilizes following the deployment.

Third, storm-related damages from Hurricane Ivan in September 2004 resulted in a total of approximately 2,289 voice access lines being disconnected as of December 31, 2005. At December 31, 2004, approximately 2,842 voice access lines were disconnected, resulting in the recovery of approximately 553 lines since the end of 2004. Substantially all of these disconnected voice access lines are due to damage at the customer premises making the location unusable or uninhabitable until repairs or rebuilding, if necessary, can be completed. In August 2005, Gulf Telephone Company received some damage from Hurricane Katrina, though significantly less than the damages incurred from Hurricane Ivan. The Company estimates that approximately 39 voice access lines were disconnected as of December 31, 2005 as a result of Hurricane Katrina. We believe that these voice access lines disconnected as a result of the hurricanes should return to service as repairs and restorations in the coastal areas served by Gulf Telephone Company are completed.

A final factor impacting the number of voice access lines served is the growth in our broadband connections and corresponding decrease in the number of second lines served. We believe that as our existing customers migrate from our dial-up Internet service, where they may also purchase a second line from us to use in connecting to the Internet, to our broadband service where they no longer need a voice access line to connect to the Internet, they often remove the second line from service. Accordingly, the number of second lines in service decreased by 1,558 lines, or 21.9% from 7,103 second lines in service at December 31, 2004 to 5,545 second lines in service at December 31, 2005. We believe as we continue to increase the number of broadband connections we serve, we will continue to experience a decline in the number of second lines we serve.

The decrease in voice access lines was partially offset by the acquisition of two exchanges in North Carolina in the second quarter of 2005 from which we served 3,515 voice access lines as of December 31, 2005. Excluding the positive impact of the acquisition of the two exchanges, the voice access line losses related to hurricane damage in Alabama and the troop deployment in Georgia, both of which we believe are temporary, and the loss of second lines, our decrease in voice access lines would have been approximately 2,198 lines, or 1.2%, during the twelve month period ended December 31, 2005.

We currently face competition from, and in the future may face additional competition from, other telecommunications providers, which we believe will be primarily from cable television companies and wireless telecommunications providers. We face competition for high-speed access to the Internet from cable television companies in each of our markets. Further, cable television companies are deploying the ability to provide voice services over their network facilities which creates additional competition for our local and long distance voice services. We believe that we will face competition from cable television companies for our voice services in each of our rural telephone markets beginning in 2006. In addition, we believe that certain customers in our markets substitute their wireless telephones for their wireline telephones. We expect the competition for the services we provide will intensify and as such, we may experience further declines in our voice access lines. Accordingly, our local, long distance and network access service revenues may decrease as a result.

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

Our RLEC operations benefit from statutory and regulatory requirements that rates in rural areas be reasonably comparable to rates in urban areas, which results in state and federal universal service fund payments in high cost rural areas. For the years ended December 31, 2005 and 2004, revenues attributable to such payments represented 7.0% and 6.5%, respectively, of our total revenues. Under the current regulatory scheme, many factors impact the amount of universal service fund payments we receive. Among these factors are the amount of expenses incurred at our regulated telephone companies for the provision of services and the number of voice access lines we serve. Other factors are based on industry statistics that are beyond our control. Therefore, changes in our expenses and voice access line counts in combination with other industry factors may result in a decrease in the amount of universal service payments we receive.

On September 23, 2005, the Federal Communications Commission released the text of its order (the “FCC Order”) which eliminates the requirement for incumbent local exchange carriers, or ILECs, to share their broadband infrastructure with other broadband providers and competitors. Pursuant to the FCC Order, ILECs will have the choice to provide broadband infrastructure to affiliates and/or non-affiliates on a common carrier or non-common carrier basis. If an ILEC chooses to provide broadband facilities on a common carrier basis, it will continue to offer the service pursuant to interstate tariffs and will be obligated to provide the service to any party who requests service. Under this option, the ILEC will also be obligated to bill and remit federal universal service charges. If the ILEC chooses to provide the facility on a non-common carrier basis, it will do so on a non-tariffed but regulated basis. The FCC Order prohibits ILECs from offering end user broadband information services as a regulated offering. The FCC Order requires ILECs to continue providing loop unbundled network elements to competitors to use for broadband end user services. On the effective date of the FCC Order which will be established 30 days after the FCC Order is published in the Federal Register, any existing broadband infrastructure tariff offerings will remain in effect. After one year, the tariffs may be withdrawn and the Federal Communications Commission has already provided authorization to allow for the tariff withdrawal. ILECs may withdraw their tariffs sooner if other arrangements are made for their customers covered by these tariffs. ILECs will continue to make universal service contributions for 270 days after the effective date of the order based on “current contributions”. We are reviewing our options that are available under the FCC Order. We do not anticipate the affect of the FCC Order will have a material impact on our financial position, results of operations or cash flows.

In our edge-out services, revenues decreased in 2005 compared to 2004. The decrease is primarily the result of the impact of the storm-related damages on our customer base in New Orleans and from sales of new services and renewals of expiring customer contracts not being sufficient to replace customers that ceased purchasing our services in our competitive markets. A large portion of the decrease is attributed to the loss of one customer in the third quarter of 2004 which resulted in the loss of approximately 2,200 voice access lines where we had revenues from this customer for a portion of 2004 but none in 2005. In addition, we have seen a decrease in revenues from our fiber transport business as we have not actively pursued the addition of new customers for that business due to significant price competition. At December 31, 2005, our edge-out services had 11,921 voice access lines and 657 high-speed data connections in service. At December 31, 2004, our edge-out services served 11,880 voice access lines and 653 high-speed data connections. This is an increase of 41 voice access lines, or 0.3%, and an increase of 4 high-speed data connections, or 0.6%.

Our objective for the edge-out services is to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Accordingly, the decline in our business in New Orleans from the impacts of the hurricane resulted in our systematic shut-down of those operations. We will continue to monitor our other edge-out markets to be certain that this objective is being met and what changes may be necessary to our business to achieve this objective. In terms of business development, we are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

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

We have entered into interconnection agreements with BellSouth, Verizon, Sprint and AT&T which allow, among other things, the edge-out services to lease unbundled network elements from these incumbent local exchange carriers, at contracted rates contained in the interconnection agreements. We use these network elements to connect our edge-out services customers with our network. Other interconnection agreements may be required by our edge-out services. In addition, each of the edge-out services currently has the necessary certifications to operate in the states where it has customers.

In February and April 2005, we entered into agreements with two carriers to provide long distance transmission services for our customers. With our new agreements, we are not subjected to any minimum volume commitments as existed under our expiring contract.

On April 28, 2005, we completed a new collective bargaining agreement with the Communications Workers of America, covering 56 employees of Gallatin River Communications located in Galesburg, Illinois. On October 6, 2005 and November 30, 2005, we completed new collective bargaining agreements with the International Brotherhood of Electrical Workers, or IBEW, covering 52 employees of Gallatin River Communications in Pekin, Illinois and 29 employees in Dixon, Illinois, respectively. Each of the three agreements is for five years. An important element of each of these agreements was the ability to freeze the further accrual of benefits for these employees under our defined benefit pension plan in exchange for an enhancement to their defined contribution 401(K) plan. Effective with this change, the further accrual of benefits under our defined benefit pension plan for all participants in the pension plan is now frozen. We will be required to continue to make cash contributions to the pension plan in the future to fund our obligation.

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

During the third quarter of 2005, we took a one-time charge of approximately $1.7 million in deferred professional service fees and other expenses related to the registration of the common stock of Madison River Communications Corp. in connection with an initial public offering. Approximately $1.6 million was recorded as a charge in our rural telephone operations and $0.1 million in our edge-out operations. The Form S-1 has not yet become effective. Based on guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 5, we expensed these deferred costs in the third quarter of 2005 as the result of our decision to delay the initial public offering pending improvement in market conditions.

Also in the third quarter of 2005, in completing our senior secured credit facility, certain fees and expenses related to our new credit facility that previously had been deferred were capitalized as debt issuance costs and, together with other fees and expenses we paid out of the proceeds of the new credit facility, will be amortized over seven years, which is the term of the senior secured credit agreement. Total debt issuance costs related to our new credit facility that were capitalized totaled $4.1 million.

In addition, as part of our refinancing, we used proceeds from the term loan and cash we held to voluntarily redeem $102.0 million of our outstanding 13.25% senior notes at a redemption price of 106.625% of the aggregate principal amount redeemed plus accrued interest. We recorded the premium of approximately $6.8 million paid to redeem the senior notes, together with writeoffs of $1.7 million in unamortized debt issuance costs and $0.8 million in unamortized discount related to the redeemed senior notes, as a realized loss on extinguishment of long-term debt. We also recognized an early repayment fee of approximately $0.8 million paid to the RTFC for early repayment of certain fixed rate term loans as a realized loss on extinguishment of long-term debt. Then, on November 11, 2005, we redeemed an additional $12.0 million in our senior notes at a price of 106.625% of aggregate principal amount redeemed plus accrued interest. We recognized the premium of approximately $0.8 million together with writeoffs of $0.2 million in unamortized debt issuance costs and $0.1 million in unamortized discount related to the redeemed senior notes, as a realized loss on extinguishment of long-term debt. We expect to incur similar losses in the future as we continue to use our excess cash flow to retire our remaining $77.0 million in senior notes.

Depreciation and amortization expenses

We recognize depreciation expense for our telephone plant and equipment that is in service and is used in our operations, excluding land which is not depreciated. Our regulated rural telephone operations use straight-line rates approved by the public utility commissions in the states where we have regulated telephone plant in service. In our unregulated rural telephone operations and in our edge-out services, telephone plant and equipment is depreciated over useful lives, determined according to the class of the asset, ranging from three years to thirty-three years. We have seen a decline in our depreciation expense in recent quarters as a result of certain asset classes becoming fully depreciated.

During the fourth quarter of 2005, we made approximately $3.7 million in additional capital expenditures in our Alabama rural telephone company to add significantly more high-capacity fiber optic transport lines to enhance our network survivability and to repair storm damage to our network sustained as a result of the hurricane in August 2005. We received authorization from the Alabama Public Service Commission, or APSC, to accelerate depreciation of these additional capital expenditures completely into the fourth quarter of 2005. This acceleration of depreciation of these capital expenditures substantially increased our depreciation expense in the fourth quarter. Beyond this unusual event, we anticipate that our depreciation expense will continue to decrease in the near-term.

In the fourth quarter of 2004, as a result of damages incurred in our Alabama rural telephone company related to Hurricane Ivan in September 2004, we made capital expenditures of approximately $2.6 million, with substantially all of these expenditures being made in the fourth quarter of 2004. With the authorization of the APSC, we accelerated depreciation of those capital expenditures completely in the fourth quarter of 2004.

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

	(Unaudited) Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Total operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	29.2	29.1	26.5
Depreciation and amortization	21.1	23.2	27.9
Selling, general and administrative expenses	19.3	19.0	19.6
Impairment charge on long-lived assets	0.3	—	—
Restructuring	(0.1)	—	(0.4)

Total operating expenses	69.8	71.3	73.6

Net operating income	30.2	28.7	26.4
Interest expense	(27.6)	(30.5)	(33.6)
Other (expense) income	(3.2)	2.0	1.9

Loss before income taxes and minority interest expense	(0.6)	0.2	(5.3)
Income tax benefit (expense)	(0.3)	(0.4)	2.7

Net income (loss)	(0.9)%	(0.2)%	(2.6)%

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Revenues

Total revenues for the year ended December 31, 2005 were $193.2 million, a decrease of $1.0 million, or 0.5%, from $194.2 million for the year ended December 31, 2004. Revenues in the RLEC operations were $182.8 million in 2005 and $182.2 million in 2004, an increase of $0.6 million, or 0.3%. In our edge-out services, revenues decreased $1.5 million, or 13.1%, to $10.4 million in 2005 compared to $11.9 million in 2004.

For 2004, our RLEC operations and edge-out services provided approximately 94.6% and 5.4%, respectively, of our total operating revenues. Comparatively, for 2004, our RLEC operations provided 93.9% and our edge-out services provided 6.1% of our total operating revenues. We expect that the percentage of our revenues derived from our edge-out services will continue to decline in the near term as we systematically close our operations in New Orleans, Louisiana. Revenues in our edge-out services from our New Orleans market were approximately $3.0 million to $3.5 million annually.

Local Services. Revenues from local services, which are comprised primarily of revenues from the provision of local telecommunication services to end users and network access services, were approximately 65.9% and 67.2% of total revenues for the years ended December 31, 2005 and 2004, respectively.

Local service revenues in 2005 were $127.2 million, a decrease of $3.3 million, or 2.5%, from local service revenues in 2004 of $130.5 million. The decrease in local service revenues is attributed largely to a decrease in network access revenues. Network access revenues in 2004 include nonrecurring revenues from certain one-time wireless settlements and other carrier access revenues in addition to settlements for updated cost study filings which include filings to reflect the impact of the $1.7 million in hurricane-related expenses recorded in 2004. In 2005, we also recognized certain nonrecurring revenues for settlements of updated cost study filings and other carrier access revenues, but not to the extent of the nonrecurring revenues recognized in 2004 resulting in a decrease in network access revenues. In addition, our end user revenues decreased as the result of a decrease in the number of voice access lines in service and lower access billings from a decrease in minutes of use. Our RLEC operations served 180,318 voice access lines at December 31, 2005 compared to 181,212 voice access lines at December 31, 2004, a decrease of 894 lines or 0.5%. The decrease in voice access lines was attributable to four primary factors: the loss of primary voice access lines at our Illinois rural telephone company due to the persistent weakness in the local economies in which it operates, the impact of Hurricane Ivan on our Alabama rural telephone operations, the impact of the troop deployment at our Georgia rural telephone company and a decrease in second lines which we believe is the result of our customers migrating from our dial-up Internet Service, where they also purchase a second line from us, to our broadband service, where they no longer need a second line. The decrease in local service revenues from the decrease in voice access lines was partially offset by local service revenues and network access revenues from the voice access lines we acquired on April 30, 2005 in two exchanges in North Carolina.

Long Distance Services. Long distance revenues were approximately $15.7 million in the year ended December 31, 2005 and $15.0 million in the year ended December 31, 2004, an increase of $0.7 million, or 4.6%. The increase is attributed primarily to the increase in the number of long distance accounts in service, including the addition of approximately 2,500 long distance accounts from our acquisition of two exchanges in North Carolina during 2005. In addition, interstate toll revenues increased primarily as a result of the troop deployment in Georgia. Partially offsetting these increases was a decrease in intrastate toll revenues from more customers selecting our No Limits bundles. As the number of subscribers to the No Limits bundle increased, more customer billings reflect a flat rate charge for long distance service compared to the higher usage-based charges for these customers in prior periods.

Internet and Enhanced Data Services. Revenues from Internet and enhanced data services increased $3.3 million, or 16.2% to $24.0 million in 2005 from $20.7 million in 2004. The increase in revenues was attributable to the increase in the number of broadband connections served in our RLEC operations and was partially offset by a decrease in the number of dial-up Internet accounts. At December 31, 2005, our RLEC operations served 45,569 broadband connections compared to 39,562 broadband connections at December 31, 2004, an increase of 6,007 connections, or 15.2%. The number of dial-up Internet accounts declined by 3,793 accounts, or 24.3% to 11,800 accounts at December 31, 2005 from 15,593 accounts at December 31, 2004. The growth in broadband connections is attributable to the strong demand for our No Limits bundled offering.

Edge-Out Services. Revenues from our edge-out services in 2005 were $10.4 million, a decrease of approximately $1.5 million, or 13.1%, from revenues of $11.9 million in 2004. A portion of the decrease in our revenues was the result of the decline in our business from the impact of Hurricane Katrina on our customers in New Orleans, Louisiana. Local service revenues decreased $0.9 million, a decrease attributed primarily to the impact of Hurricane Katrina as well as the result of a decrease in the average number of connections served during 2005. At December 31, 2005 and 2004, our edge-out services served approximately 11,921 and 11,880 voice access lines, respectively, representing a 0.3% increase. However, a single customer with 2,200 voice access lines discontinued its service during the third quarter of 2004. Therefore, local service revenues in our edge-out services in 2004 include revenues from this customer whereas local service revenues in 2005 do not. In addition, Internet and enhanced data revenues in 2005 decreased $0.2 million from 2004 as the result of a decrease in the average number of accounts. Revenues from transport services were approximately $2.0 million in 2005 and $2.5 million in 2004, a decrease of $0.5 million. The decrease is attributed primarily to a decrease in fiber transport customers. We have found the fiber transport business to be extremely competitive and we are not actively expanding this line of business at this time. The main value being derived from our fiber optic network is through support for our dial-up and broadband Internet access services which require the use of our fiber optic network to connect to the Internet. Miscellaneous telecommunications revenues in our edge-out services increased $0.1 million in 2005 when compared to 2004.

We expect our revenues from our edge-out services to decline significantly in 2006 as a result of our decision to systematically close our operations in New Orleans. The significant impact of Hurricane Katrina on the economy in New Orleans and surrounding regions directly resulted in a significant loss of our customers and decline in our business. We terminated the provision of voice and data services on March 1, 2006 in this market and expect to complete the process of shutting down our operations by the third quarter of 2006. We served approximately 3,800 connections in New Orleans and nearby communities with revenues of approximately $3.0 million to $3.5 million annually prior to the impacts of the storm.

Miscellaneous Revenues. Miscellaneous revenues were $15.8 million in 2005, a decrease of $0.2 million, or 1.3%, compared to miscellaneous revenues of $16.0 million in 2004. The decrease in miscellaneous telecommunications revenues is attributed largely to a decrease in revenues from a special construction and maintenance project, lower equipment sales and a decrease in billing and collection revenues in 2005 compared to 2004. Partially offsetting this decrease were increases in miscellaneous telecommunications revenues from certain recovery and late payment charges, directory advertising and revenues from offering satellite television services which were not offered in 2004.

Operating Expenses

Total operating expenses decreased approximately $3.6 million from $138.5 million, or 71.3% of total revenues in 2004, to $134.9 million, or 69.8% of total revenues in 2005. The decrease is attributable primarily to a decrease of $4.3 million in depreciation and amortization expenses in 2005 compared to 2004. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated. Included in depreciation expense is a $3.7 million charge and a $2.6 million charge in 2005 and 2004, respectively, for depreciation that was accelerated into the quarter when the capital expenditures were made as approved by the APSC. These capital expenditures were part of the enhancement of the survivability of our network and required repairs and restoration of our facilities at our Alabama rural telephone company made necessary by storm damage from Hurricane Katrina in 2005 and Hurricane Ivan in 2004.

Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, were 29.2% in 2005 and 29.1% in 2004. Selling, general and administrative expenses, as a percentage of total revenues, increased from 19.0% in 2004 to 19.6% in 2005. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 23.2% in 2004 to 21.1% in 2005.

RLEC Operations Operating Expenses. In the RLEC operations, operating expenses in 2005 were $113.9 million, a decrease of $2.9 million, or 2.5%, from operating expenses of $116.8 million in 2004. The decrease was attributed principally to lower depreciation and amortization expenses. Depreciation and amortization expense in 2005 was $30.6 million, a decrease of $2.6 million, or 7.9%, from depreciation and amortization expense of $33.2 million in 2004. The decrease was attributable to certain classes of assets becoming fully depreciated in 2004. Included in depreciation and amortization expense for 2005 and 2004 are the special depreciation charges of $3.7 million and $2.6 million, respectively, for storm-related capital expenditures at our Alabama rural telephone company.

Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations decreased approximately $1.0 million, or 2.0%, to $48.7 million in 2005 from $49.7 million in 2004. The decrease is attributed primarily to an accrual of approximately $1.7 million in the third quarter of 2004 for expenses to repair and restore services to customers in Alabama as a result of damages from Hurricane Ivan. In the third quarter of 2005, approximately $0.7 million was accrued for repairs and restoration expenses as a result of damages related to Hurricane Katrina. Overall, this resulted in a decrease of approximately $1.0 million in cost of services and sales. Also contributing to the variance were decreases in material and labor costs as a result of less activity on a special construction and maintenance project and a reduction in expenses for broadband modems which are expensed at the time the broadband connection is placed in service. We added 15,381 broadband connections in the RLEC operations in 2004 compared to 6,007 broadband connections in 2005. These decreases were partially offset by higher access expenses from increased long distance minutes.

Selling, general and administrative expenses increased approximately $0.7 million, or 2.0%, to $34.5 million in 2005 from $33.8 million in 2004. The increase is attributed primarily to a charge of $1.6 million for professional fees and other expenses related to the registration of the common stock of Madison River Communications Corp. in connection with an initial public offering. The Form S-1 has not yet become effective. These fees and expenses were incurred during the registration process while preparing for the initial public offering, including the preparation and review of the registration statement on Form S-1 and other related costs. If the initial public offering was completed, these deferred costs would have been netted against the cash proceeds from the initial public offering. However, based on guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 5, we expensed these deferred costs in the third quarter of 2005 as the result of our decision to delay the initial public offering pending improvement in market conditions.

Edge-Out Services Operating Expenses. Operating expenses in our edge-out services decreased approximately $0.7 million from $21.7 million in 2004 to $21.0 million in 2005, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $1.7 million, or 14.3%, to $10.1 million in 2005 from $11.8 million in 2004. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. Cost of services and sales (exclusive of depreciation and amortization) increased approximately $0.8 million to $7.6 million in 2005 from $6.8 million in 2004. The increase is largely due to nonrecurring settlements from several disputes arising out of interconnection agreements that totaled approximately $0.6 million that reduced our cost of services and sales in 2004. No comparable settlements were recognized in 2005. Selling, general and administrative expenses decreased $0.2 million to $2.9 million in 2005 from $3.1 million in 2004 due primarily to lower salary and benefits expenses and lower property tax accruals.

During the fourth quarter of 2005, we recorded an impairment charge of $0.6 million related to certain telephone plant and equipment used in our New Orleans operations that will be abandoned when we complete the shutdown of those operations in 2006. No comparable charge was taken in 2004. In addition, during the fourth quarter of 2005, we recognized a benefit of $0.2 million for adjustments made to our restructuring accruals to recognize the differences between our actual results and our original estimates of restructuring expenses recorded in prior years. No comparable benefit was recognized in 2004.

Net Operating Income

Net operating income increased approximately $2.6 million from $55.7 million, or 28.7% of total revenues in 2004 to $58.3 million, or 30.2% of total revenues in 2005. The increase is attributable primarily to the decrease in depreciation and amortization expense in both the RLEC operations and the edge-out services and partially offset by the decrease in total revenues. Net operating income in the RLEC operations increased $3.5 million, or 5.3%, to $69.0 million in 2005 from $65.5 million in. For the edge-out services, the net operating loss increased $0.9 million to $10.7 million in 2005 from $9.8 million in 2004.

Interest Expense

Interest expense decreased $5.9 million, or 10.0%, to $53.4 million, or 27.6% of total revenues, in 2005 from $59.3 million, or 30.5% of total revenues, in 2004. The decrease is attributed to a lower weighted average outstanding balance of long-term debt together with lower weighted average interest rates. Our weighted average outstanding balance of long-term debt in 2005 was approximately $605.2 million compared to $626.1 million in 2004. Our weighted average interest rate declined during 2005 from higher fixed interest rates on certain RTFC term loans expiring and being converted to lower variable rates in the prior year and as a result of our refinancing of our secured long-term debt and redemption of senior notes during the third and fourth quarters of 2005. We expect our interest expense to continue to decline as a result of our long-term debt refinancing which reduced the amount of long-term debt outstanding at December 31, 2005 by approximately $59.7 million from outstanding long-term debt at December 31, 2004 and from further redemptions or repurchases of our senior notes.

Realized Loss on the Extinguishment of Long-term Debt

As a result of our refinancing and subsequent redemption of $114.0 million in senior notes, we recognized an $11.1 million loss on extinguishment of long-term debt in 2005, primarily for premiums paid to redeem the senior notes and writeoffs of related unamortized discount and debt issuance costs. In 2004, we recognized a loss on extinguishment of long-term debt of $0.2 million when we purchased $2.0 million of our senior notes on the open market.

Other Income

Other income in 2005 was $5.0 million, an increase of $0.8 million, or 20.2%, from other income of $4.2 million in 2004. Other income represented 2.6% and 2.2% of total revenues in 2005 and 2004, respectively. The increase is due primarily to an increase of $0.7 million in interest income as a result of higher cash balances.

Income Tax Expense

We recognized income tax expense of $0.5 million in 2005 compared to income tax expense of $0.8 million in 2004, a change of $0.3 million. The expense in 2005 is partially attributed to a one-time expense of approximately $0.6 million related to a proposed audit adjustment from an audit by the Alabama Department of Revenue. We also accrued approximately $0.1 million for potential interest expense related to this income tax assessment in the first quarter of 2005. Excluding this one-time charge, we recognized a small benefit in 2005. The impact of the realized loss on the extinguishment of long-term debt of $11.1 million significantly reduced our taxable income in 2005. In 2004, our income tax expense is attributed primarily to our accrual of approximately $2.0 million in income taxes related to the filing of two lawsuits against certain of our subsidiaries by the Department of Justice on behalf of the Internal Revenue Service. The lawsuits allege that certain refunds our subsidiaries had received were erroneous refunds that should be returned. We also accrued $0.4 million in interest expense during the second quarter of 2004 related to these claims. We are vigorously defending ourselves against these suits. See “—Deferred Income Tax Contingency” below for further information on these suits. However, at this time, we are uncertain as to the outcome of the suits filed by the Department of Justice. This increase in income tax expense was partially offset by an income tax benefit recognized in the third quarter of 2004 for positions we took in our income tax returns filed in that quarter and a related decrease in the valuation allowance for deferred income tax assets.

Net Loss

We reported net losses of $1.6 million in 2005, or 0.9% of total revenues, and $0.4 million in 2004, or 0.2% of total revenues. The change of $1.2 million in our net loss is attributed primarily to $11.1 million in realized losses on the extinguishment of long-term debt in 2005, partially offset by the $5.9 million decrease in interest expense and the $3.6 million decrease in operating expenses. Our EBITDA decreased $11.7 million from $104.6 million, or 53.9% of total revenues, in 2004, to $92.9 million, or 48.1% of total revenues, in 2005 primarily as a result of the $11.1 million in losses on extinguishment of long-term debt. (See footnote (b) under “Selected Historical Financial and Operating Data” for a definition of EBITDA and reconciliation of EBITDA to net cash provided by (used in) operating activities.)

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

Total revenues for the year ended December 31, 2004 were $194.2 million, an increase of $7.8 million, or 4.1%, from $186.4 million for the year ended December 31, 2003. Revenues in the RLEC operations were $182.2 million in 2004, an increase of $9.7 million, or 5.6%, from revenues of $172.5 million in 2003. In our edge-out services, revenues decreased $2.0 million, or 14.6%, to $11.9 million in 2004 compared to $13.9 million in 2003.

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

Local service revenues in 2004 were $130.5 million, an increase of $3.5 million, or 2.8%, from local service revenues in 2003 of $127.0 million. The increase is attributable largely to an increase of $1.7 million in revenues from interconnection agreements with wireless carriers. In addition, revenues from federal and state universal service payments increased $1.3 million and revenues from cost study settlements increased $0.7 million in 2004 compared to 2003.

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

At December 31, 2004, our RLEC operations served 181,212 voice access lines, a decrease of 4,691, or 2.5%, from 185,903 voice access lines at December 31, 2003. The decrease in voice access lines was attributable primarily to three factors: the impact of Hurricane Ivan on our Alabama RLEC operations, the loss of primary voice access lines at Gallatin River Communications due to the persistent weakness in the local economies in which it operates and a decrease in second lines which we believe is the result of our customers migrating from our dial-up Internet Service, where they also purchase a second line from us, to our DSL service, where they no longer need a second line.

Internet and Enhanced Data Services. Revenues from Internet and enhanced data services increased $4.4 million, or 27.4% to $20.7 million in 2004 compared to $16.3 million in 2003. The increase in revenues is attributable to the increase in the number of broadband subscribers served in our RLEC operations. At December 31, 2004, our RLEC operations served 39,562 broadband subscribers compared to 24,181 at December 31, 2003, an increase of 15,381 connections, or 63.6%. The growth in broadband connections is attributable to the strong demand for our No Limits bundled offering.

Edge-Out Services. Revenues from our edge-out services in 2004 were $11.9 million, a decrease of approximately $2.0 million, or 14.6%, from revenues of $13.9 million in 2003. The decrease was attributable primarily to a $1.5 million decrease in local service revenues and a $0.2 million decrease in long distance service revenues as the result of a decrease in the number of connections served. At December 31, 2004 and 2003, our edge-out services served approximately 11,880 and 14,462 voice access lines, respectively, representing a 17.9% decrease. In addition, revenues from enhanced data services provided in our edge-out services decreased $0.1 million, or 5.4%, in 2004 compared to 2003 as a result of a decrease in the number of high speed data connections in service. At December 31, 2004, our edge-out services served 653 data connections compared to 682 data connections at December 31, 2003, a decrease of 29 connections or 4.3%. Revenues from transport services were $2.5 million in 2004, a decrease of $0.2 million, or 7.6%, from transport service revenues of $2.7 million in 2003. We have found the fiber transport business to be extremely competitive and we are not actively expanding this line of business at this time. The main value being derived from our fiber optic network is through support for our dial-up, broadband and high-speed access services which require the use of our fiber optic network to connect to the Internet.

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

Operating Expenses

Total operating expenses increased approximately $1.3 million from $137.2 million, or 73.6% of total revenues in 2003, to $138.5 million, or 71.3% of total revenues in 2004. The increase is attributed primarily to the following factors. First, in the first quarter of 2003, we recognized a one-time, non-cash gain of approximately $2.7 million from a pension curtailment. The gain resulted in a reduction in pension expense in 2003 whereas no comparable gain was recognized in the first quarter of 2004. Approximately $2.1 million of the net gain was recognized as a reduction of pension expense in the RLEC operations and $0.6 million as a reduction of pension expense in the edge-out services. Second, in 2004, we recognized approximately $1.7 million in expenses related to storm-related repairs and restoration performed in our Alabama rural telephone company as a result of Hurricane Ivan. Third, we recognized approximately $1.4 million in expenses related to a capital transaction whereas no comparable expense was recognized in 2003. Fourth, costs to terminate long distance calls attributable primarily to an increase in access minutes of use related to the No Limits package increased approximately $1.5 million, costs for special construction and equipment installation projects were $1.3 million higher in 2004 compared to 2003. Finally, in 2003, we recognized a $0.7 million adjustment to restructuring accruals that reduced operating expenses in the edge-out services in 2003. No comparable adjustments to restructuring accruals were recorded in 2004.

Partially offsetting this increase is a $7.1 million decrease in depreciation and amortization expenses in 2004 compared to 2003. The decrease in depreciation and amortization expenses is largely due to certain classes of assets becoming fully depreciated during 2004. This decrease would have been greater but was partially offset by the one-time depreciation charge of $2.6 million in our RLEC operations from storm-related capital expenditures that were accelerated into the fourth quarter of 2004.

In addition, we recognized a $1.3 million accrual for potential sales tax liabilities in 2003 for which no comparable accruals were made in 2004. Due to favorable regulatory rulings, we reversed approximately $0.7 million of the sales tax accrual in 2004.

Cost of services and sales, as a percentage of total revenues, increased to 29.1% in 2004 from 26.5% in 2003, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 19.2% in 2003 to 19.0% in 2004. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 27.9% in 2003 to 23.2% in 2004. The benefit from reversal of a portion of the restructuring accrual, as a percentage of total revenues was 0.4% in 2003. No such benefit was recognized in 2004.

RLEC Operations Operating Expenses. In the RLEC operations, operating expenses in 2004 were $116.8 million, an increase of $5.6 million, or 5.0%, from operating expenses of $111.2 million in 2003. Depreciation and amortization expense in 2004 was $33.2 million, a decrease of $3.7 million, or 10.0%, from depreciation and amortization expense of $36.9 million in 2003. The decrease was attributable to certain classes of assets becoming fully depreciated in 2004. Included in depreciation and amortization expenses for 2004 is the one-time depreciation charge of $2.6 million for storm-related capital expenditures. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations increased approximately $8.6 million, or 20.9%, to $49.7 million in 2004 from $41.1 million in 2003. The increase in cost of services includes approximately $1.7 million in storm-related repairs and restoration expenses in our Alabama rural telephone company. In addition, costs to terminate long distance calls attributable primarily to an increase in access minutes of use related to the No Limits package increased approximately $1.5 million and costs for special construction and equipment installation projects increased approximately $1.3 million in 2004 compared to 2003. Expenses for DSL modems used in the RLEC operations were approximately $0.5 million higher in 2004 when compared to 2003 as DSL modems were capitalized in the first six months of 2003. Finally, cost of services in the RLEC operations in 2003 reflect $0.6 million for a non-cash gain from a pension curtailment for which no comparable gain was recognized in 2004. Selling, general and administrative expenses in the RLEC operations increased $0.6 million, or 2.0%, to $33.8 million in 2004 compared to $33.2 million in 2003. The increase is attributable primarily to the impact of the non-cash pension curtailment gain of $1.5 million recognized in 2003 for which no comparable gain was recognized in 2004 and the $1.4 million in capital transaction expenses recognized in 2004.

Partially offsetting these higher selling, general and administrative expenses in the RLEC operations was a $1.3 million accrual for potential sales tax liabilities made in 2003 for which no comparable accruals were made in 2004. Favorable regulatory rulings resulted in the reversal of approximately $0.7 million of the potential sales tax accrual in 2004 which further offset the increase.

Edge-Out Services Operating Expenses. Operating expenses in our edge-out services decreased approximately $4.3 million from $26.0 million in 2003 to $21.7 million in 2004, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $3.4 million, or 22.2%, to $11.8 million in 2004 compared to $15.2 million in 2003. The decrease in depreciation expenses is primarily attributable to certain assets becoming fully depreciated. In addition, nonrecurring settlements from several disputes arising out of interconnection agreements, totaling approximately $0.6 million, reduced cost of services in 2004 whereas no comparable settlements were recorded in 2003. Other operating expenses also decreased as a result of the decrease in the number of connections served. Partially offsetting these decreases were the $0.6 million noncash gain from the pension curtailment that reduced pension expense and a $0.7 million adjustment to restructuring accruals that reduced operating expenses in the edge-out services in 2003. No similar pension curtailment gains or adjustments to restructuring accruals were recorded in 2004.

Net Operating Income

Net operating income increased approximately $6.5 million from $49.2 million, or 26.4% of total revenues in 2003 to $55.7 million, or 28.7% of total revenues in 2004. The increase is primarily attributable to the increase in revenues in the RLEC operations. Net operating income in the RLEC operations increased $4.2 million, or 6.8%, to $65.5 million in 2004 from $61.3 million in 2003. For the edge-out services, the net operating loss improved $2.3 million, or 18.8%, to $9.8 million in 2004 from $12.1 million in 2003.

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

Income Tax Benefit

We recognized income tax expense of $0.8 million in 2004, a change of $5.7 million from an income tax benefit of $4.9 million in 2003. A portion of the change is attributed to our recognition of approximately $2.1 million in income tax expense in the second quarter of 2004 related to two erroneous refund lawsuits filed against two of our subsidiaries by the Department of Justice. In June 2004, the Department of Justice, on behalf of the Internal Revenue Service, filed the erroneous refund lawsuits against our two subsidiaries that received the refunds from the amended 1998 returns and subsequently recognized the benefit. As a result, during the second quarter of 2004, we accrued $2.1 million as income tax expense and also accrued $0.4 million in related interest expense to recognize the potential exposure under the suits. See “—Deferred Income Tax Contingency” below for further information on these suits.

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

The remaining change is attributed to an increase in our pre-tax income. For 2004, our pre-tax income was $0.4 million compared to a pre-tax loss of $9.8 million in 2003, a change of $10.2 million.

Net Loss

We reported a net loss of $0.4 million in 2004, or 0.2% of total revenues, an improvement of $4.5 million from our net loss of $4.9 million, or 2.6% of total revenues, in 2003, as a result of the factors discussed above. The RLEC operations reported net income of $35.4 million in 2004 compared to net income of $34.1 million in 2003, an increase of $1.3 million, or 3.8%. For the years ended December 31, 2004 and 2003, our edge-out services reported net losses of $35.8 million and $39.0 million, respectively, an improvement of $3.2 million. Our EBITDA decreased $0.3 million from $104.9 million, or 56.3% of total revenues, in 2003, to $104.6 million, or 53.9% of total revenues, in 2004. (See footnote (b) under “Selected Historical Financial and Operating Data” for a definition of EBITDA and reconciliation of EBITDA to net cash provided by (used in) operating activities.)

Liquidity and Capital Resources

We are a holding company with no business operations of our own. Our only significant assets are the capital stock and member interests we hold in our subsidiaries. As such, our primary sources of cash to pay our obligations, including our long-term indebtedness, are cash on hand and distributions from our subsidiaries made out of their net earnings and cash flow. Even if our subsidiaries determine to pay a dividend on, or make a distribution in respect of, their capital stock or member interests, we cannot guarantee that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay such dividend or distribution under the terms of their credit facilities, any other contractual obligations they may have or the laws of their jurisdiction of incorporation.

At December 31, 2005, our liquidity consisted of cash and cash equivalents of $20.1 million and a $75.0 million line of credit provided by the RTFC. Under the terms of our senior secured credit facility, the amount available to be advanced under our line of credit at December 31, 2005 was approximately $65.2 million. The limitation on the amount available to be advanced under our line of credit is due to certain covenants in our credit agreement, primarily our financial ratios, that restrict the amount of senior secured debt and total debt that we may carry at any time.

At December 31, 2005, we had positive working capital of approximately $14.3 million compared to positive working capital of $18.4 million at December 31, 2004, a decrease of $4.1 million. The change is attributable to a decrease in our cash balance of $14.4 million primarily from the redemption of $114.0 million in our 13.25% senior notes during 2005. Partially offsetting this decrease in cash is an increase of $3.0 million in our current deferred income tax assets, a $3.5 million decrease in our accrued expenses and a $2.4 million decrease in the current portion of long-term debt. Although we anticipate using our excess cash flow to opportunistically purchase or redeem our higher cost long-term debt, principally our 13.25% senior notes, we are uncertain as to the timing and extent of these payments. Factors that will impact our purchase, redemption or repayments, among others, are the results of our operations and generation of cash flow from our business, market conditions for our senior notes, other transactions that we may execute, the terms of our new credit agreement and the terms of our senior note indenture. Therefore, we expect our cash balance may fluctuate from period to period based on the timing of these redemptions.

As discussed further below, during the second quarter of 2006, we expect to receive approximately $26.5 million in proceeds from the redemption of our Rural Telephone Bank Class C common stock at par value as part of the liquidation of the bank. Our carrying value for the shares is $10.1 million. We will recognize a pre-tax gain of approximately $16.4 million as a result of the redemption. Receipt of these proceeds will further enhance our liquidity position. Under the terms of our credit agreement, the proceeds from the redemption of these shares will be included in our gross excess cash flow for 2006.

Operating Activities. For the years ended December 31, 2005 and 2004, we generated cash from operating activities of $40.2 million and $38.9 million, respectively. The increase of $1.3 million is attributable primarily to changes in our working capital accounts. In 2005, cash used in operating activities from changes in our operating assets and liabilities was $4.5 million compared to $6.3 million in 2004, primarily from a decrease in the use of cash for accrued expenses. For the years ended December 31, 2004 and 2003, we generated cash from operating activities of $38.9 million and $43.8 million, respectively. The decrease of $4.9 million is attributable largely to the use of cash in 2004 to reduce accrued expenses by $6.7 million whereas in 2003, an increase in accrued expenses provided $3.2 million in cash. In 2004, our net income, excluding non-cash charges such as depreciation and amortization reflected net cash provided of $45.2 million, an increase of $5.4 million compared to $39.8 million for 2003.

Investing Activities. For the year ended December 31, 2005, we had net cash provided by our investing activities of $19.6 million. The primary source of cash from our investing activities came from the redemption of our investment in RTFC subordinated capital certificates which provided proceeds of $42.7 million. The majority of this redemption was related to our long-term debt financing completed in July 2005 (discussed below under “—Long-Term Debt and Revolving Credit Facility”) and after this redemption, we no longer held any RTFC subordinated capital certificates. Partially offsetting this source of cash was $16.4 million used for purchases of telephone plant and equipment, $6.3 million used in the acquisition of two exchanges and $0.4 million from changes in other assets. Included in the $16.4 million in capital expenditures was approximately $3.7 million spent at our Alabama rural telephone company to enhance the survivability of our network and to repair storm-related damages from Hurricane Katrina and $0.8 million spent to upgrade the network in the two exchanges we acquired. For the year ended December 31, 2004, net cash used for investing activities was $12.5 million and consisted of $14.6 million in cash used for the purchase of telephone plant and equipment partially offset by cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $1.4 million and changes in other assets of $0.8 million. Included in the $14.6 million in capital expenditures was approximately $2.6 million for storm-related damages from Hurricane Ivan in the fourth quarter of 2004. Excluding these storm-related capital expenditures, our capital expenditures in 2004 were $12.0 million. For the year ended December 31, 2003, net cash used for investing activities was $10.0 million and consisted of $12.2 million for the purchase of telephone plant and equipment partially offset by $2.0 million in cash received from the redemption of subordinated capital certificates by the RTFC and $0.2 million from changes in other assets.

Financing Activities. For the year ended December 31, 2005, we used cash of $74.2 million in our financing activities. The primary use of cash in our financing activities was the repayment of $417.2 million of term loans and a $0.8 million fee for early retirement of certain fixed rate loans to the RTFC as part of our refinancing in July 2005. In addition, we redeemed $114.0 million of our outstanding 13.25% senior notes plus applicable prepayment premiums of approximately $7.6 million. To fund the repayment of the RTFC term loans, we borrowed $475.0 million from a syndicate of banks under a credit facility that matures in July 2012. Related costs for the credit facility were approximately $4.1 million. The remaining cash from the credit facility and cash on hand was used to make the senior note redemptions. Other uses of cash for financing activities included $4.7 million in scheduled principal amortization payments to the RTFC prior to fully retiring our remaining obligations to them and $1.0 million for the redemption of a portion of the minority interest in Coastal Communications, Inc. For the year ended December 31, 2004, net cash used in financing activities was $20.1 million and included $7.0 million in repayments on long-term debt, $10.0 million for the repayment of an outstanding balance on a revolving line of credit, $2.1 million for the repurchase of a portion of our 13.25% senior notes in the open market and $1.0 million for the partial redemption of a minority interest in Coastal Communications, Inc. For the year ended December 31, 2003, net cash used in financing activities was $25.6 million and was attributable to scheduled principal payments on long-term debt of $13.6 million, the repayment of $21.0 million outstanding on a line of credit and the redemption of $1.0 million of a minority interest in Coastal Communications, Inc. These uses of cash were partially offset by the proceeds of a $10.0 million advance on a line of credit.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4).

Material Contractual Cash Obligations

The following table contains a summary of our material contractual cash obligations as of December 31, 2005:

	Cash Payments Due by Period
	Total	2006	2007-2008	2009-2010	Thereafter
	(Dollars in thousands)
Long-term debt – senior secured credit facility (a)	$475,000	$—	$—	$—	$475,000
Long-term debt – 13.25% senior notes (b)	84,000	7,000	—	77,000	—
Long-term debt – interest (c)	271,824	44,615	88,213	82,726	56,270
Operating leases (d)	6,954	1,266	1,945	1,247	2,496
Redemption of minority interest (e)	2,000	1,000	1,000	—	—
Other contractual cash obligations (f)	3,459	1,166	1,132	725	436

Material contractual cash obligations	$843,237	$55,047	$92,290	$161,698	$534,202

(a)

Our senior secured credit facility has no scheduled principal amortization during the life of the facility but does contain certain mandatory prepayment requirements that include (i) the net cash proceeds from the sale or disposition of certain assets, (ii) the net cash proceeds from certain debt and equity issuances and (iii) 50% of our net excess cash flow as defined in the credit agreement. We are permitted under our credit agreement to use 100% of our gross excess cash flow, as defined in the credit agreement, to redeem or repurchase our remaining outstanding 13.25% senior notes, and, subject to limitations contained in our senior note indenture, make distributions to MRTC to be used to repay its long-term debt or, in certain situations, pay dividends to its equity investors. If our gross excess cash flow is not used to retire other long-term debt or, if permitted, pay dividends, in an amount equivalent to our gross excess cash flow in a fiscal year, then 50% of the remaining amount, referred to as net excess cash flow, must be used to repay a portion of our senior secured credit facility within 90 days after year-end. For purposes of this test, we are permitted to apply any repayments of other long-term debt in the first 90 days after year-end to reduce the prior year’s net excess cash flow, thereby minimizing or eliminating any mandatory prepayments of the term loan from net excess cash flow. As of December 31, 2005, we had approximately $6.4 million of net excess cash flow for 2005. On March 27, 2006, we redeemed $7.0 million of our senior notes. We applied the necessary amount of this senior note redemption to reduce 2005’s net excess cash flow to zero, resulting in no mandatory prepayment of the term loan being required in the first quarter of 2006. We are not certain of the amount of gross excess cash flow we will generate, if any, in future periods or how we will use such amounts in our business. During the next twelve months, we believe that we will use 100% of any gross excess cash flow to voluntarily redeem or repay other long-term debt, primarily our 13.25% senior notes, and therefore we do not anticipate making any mandatory prepayments of the new term loan. If our calculations made in accordance with our credit agreement indicate that we have net excess cash flow at the end of a fiscal year and we do not make other payments to reduce that amount to zero as provided for in the credit agreement, then we will be obligated to pay 50% of that amount to reduce our credit facility. Our long-term debt is discussed further below and in Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(b)	Our 13.25% senior notes are due in March 2010. Under the terms of our senior secured credit facility, we are permitted to use our gross excess cash flow to opportunistically repurchase or redeem our senior notes. Accordingly, in 2005, we redeemed $114.0 million of our outstanding notes. In addition, on March 27, 2006, we redeemed an additional $7.0 million in our senior notes. We are not required to use our gross excess cash flow to retire our senior notes and therefore, we may choose to use our gross excess cash flow for other business purposes including acquisitions or capital expenditures. As such, we are unable to predict if we will retire any additional senior notes before they come due in March 2010 or if we do decide to retire additional senior notes, the timing when the repurchase or redemption will occur. Our balance reflected for the senior notes in this table does not reflect the unamortized discount of $0.7 million. Our long-term debt is discussed further below and in Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(c)	Includes estimates of interest payments on long-term debt amounts currently outstanding. Our assumptions for our interest payments are based on our entire $559.0 million in long-term debt remaining outstanding through maturity as our credit facility does not have any scheduled principal amortization and we are not obligated to repay our senior notes until they come due in March 2010. Our long-term debt is discussed further below and in Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(d)	Amount is shown net of estimated sublease income from current subleases.

(e)	See Note 14 to our audited consolidated financial statements.

(f)	Includes miscellaneous other commitments represented by contracts or other agreements requiring scheduled cash outlays in future periods. Amounts presented are on an undiscounted basis and include, among other things, maintenance agreements, service agreements, professional fees and employment agreements.

Long-Term Debt and Revolving Credit Facility

Senior Secured Credit Facility

On July 29, 2005, we entered into a new $550.0 million senior secured credit facility consisting of a seven-year, $475.0 million term loan with a syndicate of banks and a seven-year, $75.0 million revolving line of credit provided by the Rural Telephone Finance Cooperative, or RTFC. The $75.0 million revolver remains undrawn as of March 20, 2006. Advances under our line of credit are available to be used for general business purposes.

We used approximately $375.0 million of the proceeds from the term loan, together with the RTFC’s redemption of the $42.2 million in RTFC subordinated stock certificates we held, to repay the $417.2 million in term loans outstanding to the RTFC. As part of the transaction, the RTFC cancelled the two undrawn lines of credit at Madison River LTD Funding Corp. and Coastal Utilities that previously existed. We also used loan proceeds of approximately $4.8 million to pay the RTFC for accrued interest on the term loans and approximately $0.8 million as a fee for early repayment of certain fixed rate term loans. We recognized the early repayment fee as a loss on extinguishment of debt. Other expenses paid at closing of the new credit facility consisted of approximately $2.9 million in origination fees for the new term loan and the new revolving line of credit and $1.2 million in legal, accounting and other loan related expenses which have been capitalized as debt issuance costs and will be amortized over seven years, the life of the credit facility.

On August 29, 2005, with the remaining proceeds of the term loan and cash we held, we voluntarily redeemed $102.0 million of our outstanding 13.25% senior notes at a redemption price of 106.625% of the aggregate principal amount redeemed plus accrued interest. We recorded the premium of approximately $6.8 million paid to redeem the senior notes, together with writeoffs of $1.7 million in unamortized debt issuance costs and $0.8 million in unamortized discount related to the redeemed senior notes, as a realized loss on extinguishment of long-term debt.

On October 12, 2005, we issued a notice of redemption to our senior noteholders of our intent to voluntarily redeem an additional $12.0 million in senior notes on November 11, 2005. We completed this redemption at a price of 106.625% of aggregate principal amount redeemed plus accrued interest. We recognized the premium of approximately $0.8 million together with writeoffs of $0.2 million in unamortized debt issuance costs and $0.1 million in unamortized discount related to the redeemed senior notes, as a realized loss on extinguishment of long-term debt.

On January 27, 2006, we completed an amendment to our senior secured credit facility that reduced the interest rate margins for our term loan by 25 basis points. As a result, in the year following the effective date of the amendment, prepayments of our term loan may require us to also pay a prepayment fee equal to 1.00% of the aggregate principal amount of the prepayment if certain conditions exist.

Our term loan, as amended, bears variable interest, at our option, at either (a) a base rate, as defined in the credit agreement, plus 1.25% or (b) a London interbank offered rate (“LIBOR”) plus 2.25%. Interest is payable on the dates our interest rate resets. The credit agreement required us to enter into interest rate hedge agreements within six months of the closing date of the transaction that cover a minimum of 50% of the combined principal amount of our long-term debt and MRTC’s long-term debt for a period of two years from July 29, 2005. During October 2005, we entered into three interest rate swap agreements to fix the interest rate on a notional amount of $350.0 million of our term loan for a period of four years. As of December 31, 2005, with the hedge agreements in place, we effectively have a fixed interest rate on 73.7% of our term loan and 77.6% of our total long-term debt including our senior notes.

As of March 20, 2006, our fixed interest rate on the $350.0 million is approximately 6.97%. The interest rate on the $125.0 million variable portion of our term loan, a rate effective until April 6, 2006, is 6.80%. Accordingly, as of March 20, 2006, our weighted average interest rate on our senior secured credit facility was 6.93%.

As part of the transaction, the RTFC provided a new $75.0 million revolving line of credit. Our line of credit bears interest that is payable quarterly at the RTFC’s line of credit base rate plus 0.5% per annum (9.25% at March 20, 2006). The line of credit remains undrawn and is available to us for general business purposes. Based on the terms of our credit facility, at December 31, 2005, we had the capacity to advance approximately $65.2 million against our line of credit.

Our term loan has no scheduled amortization of principal until the maturity of the credit agreement in July 2012. However, under our credit agreement, we are permitted to make voluntary prepayments of the term loan and revolving line of credit without premium or penalty, other than standard breakage costs related to any hedging obligations. Subject to certain conditions and exceptions, we will be required to make mandatory repayments of borrowings under the term loan and then under the revolving credit facility with (i) the net cash proceeds from the sale or disposition of certain assets, (ii) the net cash proceeds from certain debt and equity issuances and (iii) 50% of our net excess cash flow as defined in the credit agreement.

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

If we and MRTC do not retire other long-term debt or, if permitted, pay dividends, in an amount equivalent to our gross excess cash flow in a fiscal year, then 50% of the remaining amount, referred to as net excess cash flow, must be used to repay a portion of the $475.0 million term loan within 90 days after year-end. For purposes of this test, we are permitted to apply any repayments of other long-term debt in the first 90 days after year-end to reduce the prior year’s net excess cash flow, thereby minimizing or eliminating any mandatory repayments of the term loan from net excess cash flow. As of December 31, 2005, we had approximately $6.4 million of net excess cash flow for 2005. On February 24, 2006, we issued a notice of redemption to our senior noteholders of our intent to redeem $7.0 million of our 13.25% senior notes and on March 27, 2006, we completed the redemption. We applied the necessary amount of this senior note redemption to reduce 2005’s net excess cash flow to zero, resulting in no mandatory repayment of the term loan being required. The remainder of the redemption is being applied to 2006’s net excess cash flow calculation.

Under the terms of the credit agreement, we are required to comply with certain financial ratios and administrative and financial covenants. We are, among other things, restricted in our ability to (i) incur additional indebtedness, (ii) make restricted payments or pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At December 31, 2005, we were in compliance with the terms of our credit agreement.

The credit facility is secured by a first mortgage lien on our operating assets and revenues and those of MRTC and our first-tier, wholly-owned subsidiaries, Madison River Holdings Corp., Madison River Finance Corp. and Madison River Communications, LLC (collectively, the “Loan Parties”). In addition, MRTC and our first-tier, wholly-owned subsidiaries have guaranteed the credit facility and each Loan Party has pledged the equity interests in each wholly-owned subsidiary that it owns in support of the credit facility.

13.25% Senior Notes due 2010

We currently have $77.0 million of our 13.25% senior notes outstanding that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. Using a portion of the proceeds from the new credit facility and cash on hand, we redeemed $102.0 million of our senior notes at a redemption price of 106.625% of the aggregate principal amount redeemed plus accrued interest on August 29, 2005. Then, on November 11, 2005, we redeemed an additional $12.0 million in senior notes with cash on hand for a redemption price of 106.625% of aggregate principal amount redeemed plus accrued interest. As discussed above, under our new credit agreement, we have the ability to repurchase on the open market or voluntarily redeem additional senior notes. Accordingly, on March 27, 2006, we redeemed an additional $7.0 million in senior notes for a redemption price of 104.417% of aggregate principal amount redeemed plus accrued interest.

We remain subject to the terms of our indenture that governs the senior notes and, accordingly, must comply with certain financial and administrative covenants contained in the indenture. We are, among other things, restricted in our ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At December 31, 2005, we were in compliance with the terms of our indenture.

Minority Interest in Coastal Communications, Inc.

As part of the consideration paid in the Coastal Communications, Inc. acquisition in March 2000, MRTC issued to the shareholders of Coastal Communications, Inc. (the “Coastal shareholders”) 300 shares of Series A stock and 300 shares of Series B non-voting common stock of Coastal Communications, Inc. in the face amount of $10.0 million and $5.0 million, respectively. The Series A and Series B stock had put and call features that were defined pursuant to the terms of a shareholders’ agreement and were exercisable by the holders and Coastal Communications, Inc. In April 2002, MRTC completed an agreement with the Coastal shareholders that, among other things, modified certain provisions of the shareholders’ agreement. Under the terms of the agreement, the Coastal shareholders exchanged 120 shares of their Series A stock and all of their Series B stock in Coastal Communications, Inc. for equity in MRTC and notes payable from MRTC. The notes were repaid in December 2004.

Coastal Communications, Inc. redeemed 30 shares of the Series A stock retained by the Coastal shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction in April 2002. Under the terms of the amended shareholders’ agreement, the Coastal shareholders have the right to require Coastal Communications, Inc. to redeem their remaining shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Accordingly, the Coastal shareholders put 30 shares of Series A stock to Coastal Communications, Inc. in May 2003, June 2004 and July 2005 and, in each case, Coastal Communications, Inc. redeemed the shares for approximately $1.0 million shortly thereafter. The Coastal shareholders, who continue to hold 60 shares of Series A stock, may put an additional 30 shares to Coastal Communications, Inc. in August 2006 and the remaining 30 shares in September 2007. Under the terms of the agreement, we may at any time require the Coastal shareholders to sell their remaining shares of Series A stock to us for a purchase price of $33,333.33 per share.

Deferred Income Tax Contingencies

During 2002, we amended certain prior year income tax returns that resulted in refunds to the Company of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service (the “IRS”), as part of an audit, verbally notified us that our position taken in the amended tax returns would be disallowed and in the fourth quarter of 2003, we received formal notice of such action by the IRS. The refunds impacted by this IRS notification totaled approximately $5.1 million and these amounts continue to be included in our deferred income tax liabilities. We believe that our position is appropriate under current tax laws and we intend to vigorously defend the position taken in our amended income tax returns. We continue to accrue interest expense of approximately $0.2 million quarterly related to these refunds until the issue is resolved. At this time, we cannot assure you that we will prevail in our defense of our position taken in the amended income tax returns and we are uncertain as to the amount of time it will take to resolve. If we are not successful, we may be required to repay the amounts received as refunds plus accrued interest.

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

During 2004, the Alabama Department of Revenue (the “ALDOR”) performed an audit of the 2002 and 2001 combined state income tax returns filed by our subsidiary, Gulf Coast Services, Inc., with the State of Alabama. For 2002, as permitted under Alabama’s income tax regulations, Gulf Coast Services, Inc. filed a combined return which included its consolidated financial results as well as the financial results for certain other subsidiaries of the Company with Alabama operations. In March, 2005, the ALDOR issued a Notice of Preliminary Assessment (the “Alabama Notice”), based on its audit findings in which it contended that some of our subsidiaries lacked the necessary nexus to be combined into our 2002 Alabama state income tax return. Upon further review and discussions with the ALDOR, the Company has agreed to reverse it position regarding consolidation of certain subsidiaries for the 2002 return only. In addition, the ALDOR has agreed to allow an offsetting adjustment in the 2002 return that will result in no additional payments for the 2002 tax year. Based on this change in position, the Company received correspondence from the ALDOR in October 2005 indicating the Alabama Notice had been dismissed.

We continued to evaluate our position in our 2003 and 2004 returns and, although we believe our nexus position was more favorable in 2003 and 2004, we made a determination that we would not continue to include the financial results of our other subsidiaries that were challenged by the ALDOR when filing subsequent returns and reached an agreement with the ALDOR on this matter. For 2003, we filed a combined return using the same basis as 2002 and we intend to amend this return to reflect our new position. For 2004, in establishing our liability for income taxes, we did not recognize a benefit from the filing of a combined return. Accordingly, we accrued a contingent income tax liability of approximately $2.5 million during 2005 to recognize the additional income tax liability and approximately $0.1 million for potential interest expense related to this income tax assessment. We made an estimated payment of $2.4 million in December 2005 for the additional taxes due as a result of our change in our tax position in the prior years. We believe our liability for state income taxes in the state of Alabama may increase in future periods as a result of this change in position.

Capital and Liquidity Requirements

Our working capital needs, our debt service requirements and our capital expenditures are primarily funded with our cash flow from operations. Our other primary source of liquidity is the available amounts under our $75.0 million undrawn revolving line of credit with the RTFC.

We believe that the terms of our $550.0 million senior secured credit facility with a syndicate of banks will provide us opportunities to significantly improve our liquidity going forward, primarily from a reduction in our interest expense, and a reduction in our leverage. As of March 20, 2006, our term loan, as amended, bears a weighted average interest rate of 6.93%.

Proceeds from the $475.0 million term loan, combined with the redemption of our $42.2 million of RTFC subordinated stock certificates, were used to retire our $417.2 million in outstanding term debt with the RTFC which bore a weighted average interest rate of approximately 7.2% at the time of repayment. Subsequent to the refinancing, we have also redeemed approximately $114.0 million of our outstanding 13.25% senior notes. Accordingly, our long-term debt outstanding has decreased from approximately $613.5 million at July 29, 2005 to approximately $558.3 million at December 31, 2005. By fully retiring our outstanding debt with the RTFC and the subsequent redemption of our senior notes, our weighted average interest rate on our long-term debt has decreased. At July 29, 2005, our weighted average interest rate on our long-term debt, including the senior notes, was 9.17%. As of March 20, 2006, our weighted average interest rate was 7.88%. Accordingly, the cash required to service the interest accrued on our long-term debt will decrease significantly from recent historical levels. The amount of this decrease will depend upon the variability in interest rates although, in the near term, this impact should be minimal as we have fixed rates covering approximately 77.6% of our long-term debt. In addition, we expect that our interest expense will decrease further as we repurchase additional senior notes from our excess cash flow as permitted under our credit agreement.

In addition, by repaying the outstanding term loans to the RTFC, we have eliminated the $9.4 million in annual scheduled principal payments required by our long-term debt agreement with the RTFC. Our new credit agreement does not provide for any scheduled principal amortization payments on the term loan, however we do have requirements to make mandatory prepayments of the term loan in certain situations, including an annual prepayment of 50% of our net excess cash flow from the prior year. For purposes of this test, we are permitted to apply repayments of other long-term debt, other than advances on our line of credit, in the first 90 days after year-end to reduce the prior year’s net excess cash flow, thereby minimizing or eliminating any mandatory repayments of the term loan from net excess cash flow. On March 27, 2006, we redeemed an additional $7.0 million of our senior notes and applied approximately $6.4 million of that amount against the remaining net excess cash flow for 2005 to reduce it to zero, thereby resulting in no mandatory repayment of the term loan being required. The remainder of the redemption is being applied to 2006’s net excess cash flow calculation. In the next twelve months, we believe that we will use 100% of our gross excess cash flow to voluntarily redeem or repay long-term debt, primarily the 13.25% senior notes, and therefore we do not anticipate making any mandatory prepayments of the new term loan with our net excess cash flow.

Although we anticipate using our excess cash flow to opportunistically purchase, redeem or repay our higher cost long-term debt, we are uncertain as to the timing and extent of these payments. Factors that will impact our purchase, redemption or repayments, among others, are the results of our operations and generation of cash flow from our business, market conditions for our senior notes, other transactions that we may execute, the terms of our new credit agreement and the terms of our senior note indenture. As a result of our intent to use our excess cash flow to reduce our leverage, we expect that our cash balance may fluctuate from period to period.

Partially offsetting the benefit of lower interest expense will be a decrease in the amount of patronage capital dividends we receive from the RTFC. As a cooperative, the RTFC allocates its net margins to borrowers on a pro rata basis based on each borrower’s patronage in the RTFC. The net margins are based on the RTFC’s fiscal year which begins on June 1 and ends on May 31. In recent years, the Company has received an annual patronage capital allocation from the RTFC that it records at cost. As determined by the RTFC’s board of directors, a percentage of the patronage capital allocations paid are retired with cash in January of each year with the remainder being distributed in the form of patronage capital certificates. The patronage capital certificates will be retired for cash on a scheduled 15-year cycle or as determined by the RTFC’s board of directors. For 2005, our allocation of patronage capital from the RTFC was $2.8 million of which $2.0 million was retired with cash and $0.8 million was received in patronage capital certificates in January 2006. In January 2007, we expect to receive a prorated allocation of patronage capital, estimated to be $0.3 million to $0.4 million, based on the period of time we were borrowers during the RTFC’s fiscal year that will end on May 31, 2006. After receipt of this allocation, we will not receive any new patronage capital allocations from the RTFC.

We also expect that as we repay our higher cost long-term debt and our interest expense decreases, our cash paid for federal income taxes will increase as a result. Although we had a net taxable loss for 2005 for federal income tax purposes, we believe that we will have federal taxable income beginning in 2006.

Historically, we have received cash dividends on our Class C shares held in the Rural Telephone Bank, or RTB. At its August 4, 2005 meeting, the Board of Directors of the RTB voted to dissolve the RTB if certain language was included in the final 2006 Department of Agriculture appropriations bill. The appropriations bill was signed into law in November 2005 with the language included to allow for the dissolution of the RTB. During January 2006, we executed and returned our stock redemption agreements for our Class C shares and expect the redemption of our shares will be completed during the second quarter of 2006. We currently own approximately $26.5 million in RTB Class C common stock at par value. Our carrying value for the shares is $10.1 million. We believe the redemption proceeds from our Class C shares will be equivalent to the par value of our investment in the shares. However, we are not certain that we will receive the full par value for our shares until the final amount available for redemption is determined. We will continue to monitor the developments related to the RTB.

The Board of Directors of the RTB declared and paid a 5.74 % cash dividend to Class C shareholders on the par value of their stock in December 2005. Accordingly, we received a dividend of approximately $1.5 million in December 2005. Upon completion of the dissolution of the RTB, we will no longer receive cash dividends from the RTB.

In the near term, we expect that our primary uses of cash will include:

•	purchases, repayments or redemptions of our long-term debt, primarily our senior notes plus related prepayment premiums;

•	interest payments on our long-term debt;

•	payment of income taxes;

•	the maintenance and growth of our telephone plant and network infrastructure, including capital expenditures;

•	funding redemptions of Series A stock put to Coastal Communications, Inc. per the terms of a shareholders agreement with the former shareholders of Coastal Utilities, Inc.;

•	the maintenance, upgrade and integration of operating support systems and other automated back office systems;

•	sales and marketing expenses;

•	corporate overhead; and

•	personnel and related expenses.

We currently estimate that capital expenditures in 2006 will be approximately $14.0 million. For 2005, our capital expenditures were approximately $16.4 million, or an increase of approximately $1.8 million, from our capital expenditures of $14.6 million in 2004. Our capital expenditures in 2005 include approximately $3.7 million in additional capital expenditures for our Alabama rural telephone company to add significantly more high-capacity fiber optic transport lines using a network architecture that enhances survivability of our network during future hurricanes and to repair storm damage to our network sustained as a result of Hurricane Katrina in August 2005. In addition, we made capital expenditures of approximately $0.8 million to enhance the network serving the two exchanges we acquired in April 2005, primarily to enable us to provide broadband service to these customers. Excluding these two items, our capital expenditures for 2005 would have been approximately $11.9 million. For 2004, our capital expenditures of approximately $14.6 million included approximately $2.6 million in additional capital expenditures of our rural telephone operations in Alabama to repair and replace certain telephone and plant equipment, primarily certain components of our transmission and distribution facilities used to serve the coastal areas, as a result of damages from Hurricane Ivan in September 2004. Excluding these expenditures, our capital expenditures for 2004 would have been approximately $12.0 million. For the years ended December 31, 2003 and 2002, our capital expenditures were approximately $12.2 million and $12.3 million, respectively. Our use of cash for capital expenditures in our normal business operations has been fairly consistent for the past four years and is significantly less than we had incurred in years prior to 2002. This is a result of several factors. First, we invested a significant amount in capital additions and improvements during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in each of our markets. Absent any major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements to our telephone plant. A large portion of our capital expenditures in 2005 and 2004 have been directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. In 2004 and 2005, the demand for use of capital in the expansion of our telephone plant and network facilities has been assessed and will continue to be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. In 2005, we entered into an agreement with the National Rural Telecommunications Cooperative that allows us to offer DIRECTV satellite television service to our customers. This agreement does not require us to make any significant capital expenditures to provide this service to our customers.

Effective January 1, 2005, Madison River Capital converted from being treated as a partnership for federal and state income tax purposes to being taxed as a C corporation. Accordingly, rather than passing through our income, losses and credits to MRTC, we will begin filing a consolidated federal income tax return with our subsidiaries pursuant to tax sharing agreements we will enter into with those subsidiaries. In addition, we will begin filing the appropriate state income tax returns. Prior to this conversion, our corporate subsidiary, MRH, filed a consolidated federal income tax return on behalf of itself and its corporate subsidiaries. We do not expect this conversion will have a material impact on financial position, results of operations or cash flows though we do anticipate that the amount of cash paid for income taxes will increase as the result of the decrease in our interest expense from our debt refinancing.

Based on our business plan, we currently project that cash and cash equivalents on hand, available borrowings under our $75.0 million revolving line of credit and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future operating cash requirements will depend on many factors, including, among others:

•	the outcome of current litigation with the Department of Justice regarding the claim that two of our subsidiaries received erroneous refunds;

•	the duration of the troop deployment and subsequent stabilization of troop levels at the military bases in Georgia;

•	the extent of any further hurricane-related damages to any of our operating companies;

•	the extent to which we consummate any significant additional acquisitions;

•	our success in maintaining a net positive cash flow in our edge-out operations;

•	the demand for our services in our existing markets;

•	the increase in competitive services in our existing markets for voice and broadband services;

•	our ability to acquire, maintain, develop, upgrade and integrate the necessary operating support systems and other back office systems; and

•	regulatory, technological and competitive developments.

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

Under the terms of MRTC’s Operating Agreement, at any time on or after January 16, 2006, certain members may require MRTC to redeem all of their Class A units at an amount equal to the fair market value of the units. Upon written notice to our board from a member exercising its put rights, MRTC will have 120 days to purchase the member’s units for cash. To the extent that cash is not available or MRTC is not permitted to make such payments, MRTC may issue notes to the member, with such notes bearing interest at the prime rate, until the notes can be retired for cash. If such put rights are exercised by any of our members, we may be required to fund this obligation of MRTC. The holders of MRTC’s Class B, Class C and Class D units have no rights to require the redemption of those units. No such put rights had been exercised as of March 20, 2006.

Proposed Initial Public Offering of Common Stock by Madison River Communications Corp. and Related Transactions

On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to Madison River Telephone Company, LLC, our parent, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective. Those securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Allowance for Uncollectible Accounts

We evaluate the collectibility of our accounts receivable using a combination of estimates and assumptions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or substantial down-grading of credit scores, we record a specific allowance against the customer’s account based on our estimate of the net realizable value of what we believe can be reasonably collected. For our other accounts receivable, we estimate the net realizable value of the accounts based on a review of specific customer balances, our trends and experience with prior receivables, the current economic environment and the length of time the receivables are past due. If circumstances change, we review the adequacy of the allowance and our estimates of the net realizable value. At December 31, 2005, our total allowance for uncollectible accounts for both our accounts receivable and our other receivables, primarily from interexchange carriers, was $0.9 million and $1.0 million, respectively. If our estimate was understated by 10%, the result would be a charge of approximately $100,000 to our operations.

Revenues

We recognize revenues from universal service funding and charges to interexchange carriers for switched and special access services. In certain cases, our rural telephone companies participate in interstate revenue and cost sharing arrangements, referred to as pools, with other telephone companies. These pools are managed by NECA, which also provides administrative functions, such as the filing of the interstate access tariffs in which our operating companies participate. The NECA pools are funded by charges made by participating companies to customers. The revenue we receive from participation in NECA pools is based on our actual cost of providing the interstate services. Such costs are not precisely known until after year-end and special jurisdictional cost studies are completed. Cost estimates may be updated from time to time during the year, based on updated estimates of costs determined from review of actual costs for a portion of the year and the impact of specific transactions. Because our NECA pool revenues are based upon our costs, it is necessary for us to calculate our revenues during the year based on our cost estimates until final cost studies are completed. Final cost studies are generally completed during the second quarter following the year. For 2004 and 2003, the variance between our estimated revenues and our actual revenues, calculated based on the final cost studies, was less than 5%. Detailed rules for cost studies and participation in NECA pools are established by the FCC and codified in Title 47 of the Code of Federal Regulations.

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

During 2005, we made the decision to discontinue our operations in New Orleans, Louisiana, part of our edge-out services, because of a decline in business from the impact of Hurricane Katrina on our business and our customers in that region. As the result of that decision, we determined that certain telephone plant and equipment used in those operations was impaired, and accordingly, we took a charge of $0.6 million in 2005.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our provision for income taxes for federal purposes and for each of the jurisdictions where we have operations. This process involves estimating our current income tax expense or benefit, our actual current income tax liability or receivable, and assessing temporary differences resulting from different treatment of certain income and expense items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

We also evaluate the likelihood that our deferred income tax assets will be recovered from future taxable income. To the extent that we believe it is more likely than not that our deferred income tax assets will not be recovered, we record a valuation allowance to reduce our deferred income tax assets to our estimate of their net realizable value. We periodically assess the recoverability of our deferred income tax assets and make adjustments to the valuation allowance. In performing this assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

There are various factors that may cause our estimates used in establishing deferred income tax assets and liabilities to change. Changes in future U.S. federal and individual state income tax laws and regulations could have a material effect on our income tax estimates. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulation and legislation is enacted.

As of December 31, 2005, we have recorded liabilities of $10.5 million provided for positions taken in prior tax returns that we believe were properly treated on such tax returns but have been challenged when the tax returns were audited or are subject to lawsuits by the Department of Justice. Our contingent income tax liabilities are reflected as deferred tax liabilities because the timing of the resolution of these audits and lawsuits is uncertain and if the positions taken on the tax returns are not ultimately sustained, we may be required to make cash payments plus interest. We use significant judgment in both the determination of probability and the determination as to whether a contingent tax liability is reasonably estimable. Because of uncertainties related to these matters, our contingent income tax liabilities are based on the best information at that time. As additional information becomes available, we reassess the potential liability related to our positions and revise our estimates accordingly.

Recent Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. (“SFAS 123R”). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. We currently use the minimum value method to account for our share-based payments. Accordingly, we are required to adopt the prospective transition method effective January 1, 2006, with no restatement of any prior periods. Under the prospective transition method, equity awards previously accounted for as variable awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, will continue to be accounted for as variable awards unless those awards are substantively modified after the adoption of SFAS 123R.

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

As of March 20, 2006, our outstanding long-term debt consists principally of a $475.0 million term loan. The term loan, as amended, bears a weighted average interest rate of 6.93% as of March 20, 2006. We have interest rate swap agreements with three banks that fix the interest rate on $350.0 million of our term loan at an effective interest rate of 6.97% for a period of four years. Therefore, $125.0 million of our term debt remains variable and subject to interest rate risk if interest rates rise. A one percent increase in interest rates would result in an increase in our interest expense of approximately $1.3 million. We also have $77.0 million of senior notes outstanding at March 20, 2006 with a stated fixed interest rate of 13.25%. We are not subject to interest rate risk on our senior notes.

As discussed above, we have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. Each floating rate payor under the interest rate swap agreements is a nationally recognized commercial bank, which has been accorded ratings similar to other large commercial banks by primary rating agencies. We will periodically monitor these credit ratings. While we may be exposed to losses due to non-performance of the bank counterparties, we consider the risk remote and do not expect the settlement of this transaction to have a material effect on our financial condition, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements begin on page F-1 of this Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 22, 2005, the Audit Committee of the Board of Managers of Madison River Capital, LLC dismissed Ernst & Young LLP as our independent registered public accounting firm effective with the completion of the audit of our consolidated financial statements and the issuance of this Annual Report on Form 10-K for the year ended December 31, 2005. Ernst & Young’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2004 and 2003, and the subsequent interim period through December 28, 2005, there were no disagreements between us and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years. During the years ended December 31, 2004 and 2003, and the subsequent interim period through December 28, 2005, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On December 22, 2005, the Audit Committee unanimously agreed to engage KPMG LLP as our independent registered public accounting firm for fiscal 2006. We have not consulted with KPMG LLP during the two most recent fiscal years and prior to its engagement regarding either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company as well as any matters or reportable events described in Items 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives.

Subsequent to filing our Form 10-K for the fiscal year ended December 31, 2004, management determined that our consolidated financial statements and other financial information for fiscal years 1998 through 2004 and for the previously issued fiscal year 2005 interim periods should be restated to correct the accounting for two errors. First, certain incentive compensation expenses, primarily for awards granted to certain employees under our long-term incentive plan (the “LTIP”) that were expensed and recognized as a fixed obligation of the Company. The LTIP should have been accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since payment of these incentive awards is contingent on a future liquidity event occurring and this type of event is deemed to be not probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods. Second, we determined that the presentation of accumulated other comprehensive loss, which consists of our additional minimum pension liability, should have been presented net of applicable income taxes in accordance with Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income. We corrected this presentation by netting the income tax benefit against the additional minimum pension liability with a corresponding decrease in long-term deferred income tax liabilities.

These restatements led management to conclude that we had a material weakness in our internal control over financial reporting because the controls over the analysis of the LTIP agreement, the presentation of our accumulated other comprehensive loss and the relevant accounting guidance did not result in the correct application of generally accepted accounting principles.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2005. Based on that evaluation and due to the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in internal controls during the quarter ended December 31, 2005. However, in connection with the restatements of the Company’s consolidated financial statements for the fiscal years 1998 through 2004 and for the previously issued fiscal year 2005 interim periods, as fully described in Note 1 of the consolidated financial statements included under Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management determined that the material weakness described above existed as of December 31, 2005 and has, as a result, effected changes to the Company’s internal control over financial reporting subsequent to the period covered by this report, that have materially affected the Company’s internal control over financial reporting. The remediation action included enhancing and strengthening the process used to interpret new accounting pronouncements, related interpretations and supporting documentation, as well as the process of selection, review and assessment of the accounting policies used. We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting as described above.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Managers and Executive Officers

We are a wholly-owned subsidiary and are managed by our sole member, MRTC. The Board of Managers of MRTC and, accordingly, our Board of Managers, consist of the following ten individuals at March 20, 2006: J. Stephen Vanderwoude, Chairman, Paul H. Sunu, Peter W. Chehayl, Michael P. Cole, Joseph P. DiSabato, Richard A. May, Sanjeev K. Mehra, Edward W. Mullinix, Jr., Mark A. Pelson and James N. Perry, Jr.. At present, all managers, other than Mssrs. Chehayl, Mullinix and May, who are independently elected managers, are appointed by certain groups that comprise the members of MRTC. The members holding a majority of MRTC’s member units, which include affiliates of Madison Dearborn Partners, affiliates of Goldman, Sachs & Co. and affiliates of Providence Equity Partners, are each entitled to appoint up to two individuals to the Board of Managers. The members holding a majority of the member units held by management personnel subject to employment agreements are entitled to appoint up to three individuals to the Board of Managers, at least two of whom must be investors in MRTC and members of management. In the event that an appointed Manager ceases to serve as a member of the Board of Managers, the resulting vacancy on the Board of Managers must be filled by a person appointed by the members that appointed the withdrawn Manager.

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

The following table identifies the members of MRTC’s and our Board of Managers as well as executive officers of Madison River and its operating subsidiaries, and their ages, as of March 20, 2006:

Name	Age	Position
J. Stephen Vanderwoude	62	Managing Director - Chairman and Chief Executive Officer; Member of Board of Managers
Paul H. Sunu	50	Managing Director - Chief Financial Officer and Secretary; Member of Board of Managers
Kenneth W. Amburn	63	Managing Director - Chief Operating Officer
Bruce J. Becker	60	Managing Director - Chief Technology Officer
Michael T. Skrivan	51	Managing Director - Revenues
Peter W. Chehayl	58	Member of Board of Managers
Michael P. Cole	33	Member of Board of Managers
Joseph P. DiSabato	39	Member of Board of Managers
Richard A. May	61	Member of Board of Managers
Sanjeev K. Mehra	47	Member of Board of Managers
Edward W. Mullinix, Jr.	52	Member of Board of Managers
Mark A. Pelson	43	Member of Board of Managers
James N. Perry, Jr.	45	Member of Board of Managers

The following sets forth certain biographical information with respect to the members of our Board of Managers and our executive officers:

Mr. J. Stephen Vanderwoude, a founding member of MRTC in 1996, has been Managing Director—Chairman and Chief Executive Officer of MRTC since 1996. Mr. Vanderwoude is also Chairman and Chief Executive Officer of Madison River Capital. He has over 36 years of telecommunications experience, including serving as President and Chief Operating Officer and a Director of Centel Corporation and President and Chief Operating Officer of the Local Telecommunications division of Sprint Corporation. He is currently a director of Centennial Communications Corp., First Midwest Bancorp and the United States Telecom Association.

Mr. Paul H. Sunu, a founding member of MRTC in 1996, has been Managing Director—Chief Financial Officer and Secretary of MRTC since 1996. Mr. Sunu also serves as Managing Director—Chief Financial Officer and Secretary of MRCL. Mr. Sunu is a certified public accountant and a member of the Illinois Bar with 24 years of experience in finance, tax, treasury, securities and law.

Mr. Kenneth W. Amburn serves as Managing Director—Chief Operating Officer of both MRTC and MRCL. Mr. Amburn joined MRTC in 1998 and has served in various management capacities culminating with his appointment as Chief Operating Officer in 2000. He has over 40 years of telecommunications experience, including serving in executive operating capacities with Centel-Texas, Network Construction Services and Citizens Utilities.

Mr. Bruce J. Becker serves as Managing Director—Chief Technology Officer of both MRTC and MRCL. Mr. Becker has served as a Managing Director of MRTC since joining the Company in October 1998. He has over 41 years of telecommunications experience, including serving in executive operating capacities with ICG Telecommunications and Centel Corporation.

Mr. Michael T. Skrivan serves as Managing Director—Revenues of both MRTC and MRCL. Mr. Skrivan has served in various management capacities since joining MRTC in May 1999 culminating with his appointment as Managing Director—Revenues for MRTC in 2000. Prior to joining MRTC, Mr. Skrivan was a founding member in the consulting firm of Harris, Skrivan & Associates, LLC, which provides regulatory and financial services to local exchange carriers, from October 1995 to May 1999. Mr. Skrivan is a member of the Telecom Policy Committee of the United States Telecom Association.

Mr. Peter W. Chehayl has been a member of the Board of Managers of MRTC since May 2004. Mr. Chehayl served as the Senior Vice President, Treasurer and Chief Financial Officer of Centennial Communications Corp. from January 1999 until August 2002. Prior to joining Centennial Communications Corp., Mr. Chehayl was the Vice President and Treasurer of 360 Communications Company (now a subsidiary of ALLTEL Corporation) since 1996. From 1991 to 1996, he served as Vice President—Capital Markets at Sprint Corporation. Mr. Chehayl is a member of the Board of Trustees of Sterling College in Craftsbury Common, Vermont.

Mr. Michael P. Cole has been a member of the Board of Managers of MRTC since December 2003. Mr. Cole is also a director of Madison Dearborn Partners LLC focusing on investments in the media and communications industries. Mr. Cole joined Madison Dearborn Partners LLC in August 1997, and has served as a director since October 2003. Mr. Cole is currently a member of the board of directors of MessageLabs Group Limited and the Chicago Entrepreneurial Center within the Chicagoland Chamber of Commerce.

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

Mr. Sanjeev K. Mehra has been a member of the Board of Managers of MRTC since 1996. Mr. Mehra joined Goldman, Sachs & Co. in 1986, and has served since 1996 as a Managing Director in the Principal Investment Area of its Merchant Banking Division and serves on the Principal Investment Area Investment Committee. Mr. Mehra is a director of Burger King Corporation, Nalco Holding Company, SunGard Data Systems and various privately held companies and is a member of the Board of Trustees of Trout Unlimited.

Mr. Edward W. Mullinix, Jr. has been a member of the Board of Managers of MRTC since May 2004. Mr. Mullinix has served as Executive Vice President and Chief Financial Officer of The Haskell Company since November 2000. From 1999 to November 2000, Mr. Mullinix served as President and Chief Operating Officer of Paging Network, Inc. He currently serves as a director for Episcopal Children’s Services.

Mr. Mark A. Pelson has been a member of the Board of Managers of MRTC since 1999. Mr. Pelson is a Managing Director of Providence Equity Partners, where he has been employed since 1996. Mr. Pelson is currently also a director of Telcordia Technologies, Inc. and several privately held companies. Mr. Pelson has informed us that he intends to resign his position with Madison River Telephone upon successful completion of the initial public offering by Madison River Communications Corp.

Mr. James N. Perry, Jr. has been a member of the Board of Managers of MRTC since 1996. Mr. Perry is currently a Managing Director of Madison Dearborn Partners LLC, which he co-founded in 1993. From 1985 to 1993, Mr. Perry was at First Chicago Venture Capital, the predecessor firm to Madison Dearborn Partners LLC, where he most recently served as Senior Investment Manager. He currently serves on the boards of directors of Band-X Limited, Cinemark, Inc., Cbeyond Communications, LLC, Intelsat Holdings Ltd., MetroPCS Communications, Inc. and Nextel Partners, Inc.

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

The following table sets forth certain information regarding the cash and non-cash compensation paid to the Chief Executive Officer and to each of our four most highly compensated executive officers other than the Chief Executive Officer, whose combined salary and bonus exceeded $100,000 during the fiscal years ended December 31, 2005, 2004 and 2003 (collectively, the “Named Executive Officers”). The managers of Madison River Capital do not receive any compensation for serving on the Board of Managers. J. Stephen Vanderwoude, our current CEO, participated in deliberations of our Board of Managers concerning executive officer compensation during fiscal year 2005, other than such deliberations concerning his own compensation.

Summary Compensation Table

Name	Annual Compensation				Long-term Compensation Awards	All Other Compensation (3)
	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Unit Awards (2)
J. Stephen Vanderwoude (Chairman and CEO)	2005	$286,609	$300,000	$7,762	—	$6,622
	2004	286,496	300,000	5,515	2,400	6,585
	2003	284,275	380,000	1,800	—	6,209
Paul H. Sunu (Chief Financial Officer and Secretary)	2005	227,092	430,966	7,340	—	6,300
	2004	226,056	439,441	4,895	1,200	6,150
	2003	224,498	510,524	2,520	—	6,000
Kenneth W. Amburn (Chief Operating Officer)	2005	180,000	90,000	—	—	6,325
	2004	180,000	90,000	—	—	6,472
	2003	180,000	88,000	—	—	6,322
Bruce J. Becker (Chief Technology Officer)	2005	180,000	93,658	—	—	—
	2004	180,000	93,728	—	400	—
	2003	180,000	111,657	—	—	—
Michael T. Skrivan (Managing Director - Revenues)	2005	180,000	70,000	—	—	6,300
	2004	180,000	70,000	—	—	6,150
	2003	180,000	88,000	—	—	6,000

(1)	Other annual compensation consists of an auto allowance.

(2)	Represents Class D units in MRTC awarded to the respective named executive officers under an incentive grant agreement with MRTC as further discussed below.

(3)	Includes matching contributions for the 401(k) savings plan and group term life insurance premiums paid on behalf of certain officers.

401(k) Savings Plans

We sponsor a 401(k) savings plan that covers substantially all of our employees meeting certain age and employment criteria. A separate 401(k) savings plan that was previously sponsored by Gulf Telephone Company was merged into our 401(k) plan on January 1, 2006. Pursuant to the plan, eligible employees may elect to reduce their current compensation up to certain dollar amounts that do not exceed legislated maximums. We have agreed to contribute an amount equal to 50% of employee contributions for the first 6% of compensation contributed on behalf of all participants. We made matching contributions to these plans of approximately $0.8 million, $0.8 million and $0.7 million in 2005, 2004 and 2003, respectively. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by us to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn and our contributions are deductible by us when made.

Long-Term Incentive Plan

In 1998, we adopted a long-term incentive plan arrangement which provides for annual incentive awards for certain employees as approved by the Board of Managers. Under the terms of the plan, non-vested awards are earned by the participant over the succeeding 12 months after the award is granted. The awards vest and are eligible to be paid upon the occurrence of certain liquidity events as defined in the long-term incentive plan agreement. Funding for the long-term incentive plan will be made from a portion of the distributions paid to holders of Class B and Class D ownership units in MRTC as determined in MRTC’s operating agreement and such funding may be less than the amount of total incentive awards granted. The payment of long-term incentive plan awards may be made with cash or other assets and is subject to a schedule determined at the discretion of the Board of Managers.

At December 31, 2005, Mssrs. Amburn and Skrivan participated in the long-term incentive plan and had received aggregate awards of $2.6 million and $2.4 million, respectively. The amount ultimately paid for these awards will be determined based on the amount available for distribution upon the occurrence of a liquidity event. No long-term incentive plan awards were granted to these individuals during 2005.

Incentive Grants

In November 2004, MRTC granted 2,400 Class D units to Mr. Vanderwoude, 1,200 Class D units to Mr. Sunu and 400 Class D units to Mr. Becker under an incentive grant agreement that was effective January 1, 2004. The units were subject to vesting provisions that provided for 25% of the units granted to vest on the first anniversary of the effective date, or January 1, 2005, and an additional 25% on each of the next three subsequent anniversary dates. Fifty percent of the units were vested as of January 1, 2006. The new employment agreements for Messrs. Vanderwoude, Sunu and Becker, effective January 1, 2006, provides for daily vesting of the remaining Class D units through January 1, 2008. In the event of an initial public offering of the equity of MRTC or any successor entity, 50% of the unvested units will vest immediately with the remaining unvested units subject to pro rata vesting over the balance of the original vesting period. In the event that the executive’s employment is terminated, MRTC has the option to repurchase the unvested units from the executive. This repurchase right is suspended if the executive’s employment is terminated, other than by the executive without good reason, and within six months prior to termination the Company has been in negotiations to complete a transaction that will result in a liquidity event. If such liquidity event is consummated, then the executive’s remaining unvested units will become fully vested. Distributions paid to Class D unitholders will be made from a percentage of distributions paid to holders of Class A units of MRTC as determined in MRTC’s operating agreement.

Pension Plan

In May 1998, we adopted a noncontributory defined benefit pension plan, which was transferred to us from our subsidiary, Mebtel, Inc. The plan covers all full-time employees, except employees of Gulf Coast Services, who have met certain age and service requirements. Effective February 28, 2003, we froze the accrual of benefits for non-bargaining employees under the pension plan. Then, as a part of our new collective bargaining agreements at Gallatin River Communications entered into in 2005, the accrual of benefits for the bargained-for employees participating in the pension plan was frozen in early 2006 in exchange for a supplement to their 401(k) plan. Accordingly, benefits paid to participants are frozen at current levels and will not increase with the passage of time. We have a continued obligation to fund the plan and our policy is to comply with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended.

Employment Agreements

Madison River Telephone has entered into new employment agreements with Messrs. Vanderwoude, Sunu, Becker, Amburn and Skrivan effective January 1, 2006. The agreements provide for employment of each executive through March 31, 2009. The agreements are subject to termination by either party (with or without cause) at any time subject to applicable notice provisions. If the executive terminates his employment for good reason, or if (i) the executive’s employment is terminated by Madison River Telephone other than for cause, or (ii) is terminated due to his death or disability, then the executive is entitled to receive his continued base salary for twelve months after the date of termination, plus his bonus on a pro rata basis. The executive will also be entitled to receive a cash lump sum equal to any compensation payments deferred by the executive, to receive any unpaid amounts in respect of any bonus for the fiscal year prior to the year of termination and to be covered by the Company’s medical and dental plans for a period of 18 months. In some instances, these payments could total in excess of $100,000. The agreements provide that the executives may not disclose any confidential information while employed by Madison River Telephone or thereafter. The agreements also provide that the executive will not compete with Madison River Telephone during their employment or for a period of up to a maximum of 12 months following termination of employment. Additionally, the agreements prohibit the executives for a period of 15 months from soliciting for employment any person who at any time during the executive’s employment was an employee of Madison River Telephone. Under the agreements, Madison River Telephone is obligated to indemnify the executives for all expenses, liabilities and losses reasonably incurred by them in connection with their employment.

In September 2002, we agreed to pay Mr. Sunu a bonus in the amount of $435,000 in connection with his efforts in consummating certain transactions with the Coastal shareholders in April 2002 described under “Certain Relationships and Related Transactions-Coastal Shareholders.” The bonus is only payable in the event that a liquidity event with respect to Madison River Telephone occurs and the existing sponsors receive a return of their capital contribution with respect to their Class A units in Madison River Telephone plus an 8% rate of return.

Mr. Sunu’s employment agreement also provides for, among other things, special bonus awards to be paid to Mr. Sunu in December of 2006 and 2007, respectively, so long as Mr. Sunu remains employed by MRTC on the date of payment for each such annual bonus. The amount of the special bonus awards are defined in Mr. Sunu’s employment agreement. As part of the employment agreement, Mr. Sunu will apply the proceeds of the special bonuses first to the repayment of Mr. Sunu’s outstanding loan from us, which has an outstanding balance of approximately $306,000 at December 31, 2005, plus any accrued interest with any remaining proceeds being retained by him. If Mr. Sunu’s employment is terminated by Madison River Telephone other than for cause, or due to his death or disability, or Mr. Sunu terminates his employment for good reason, or Mr. Sunu’s employment is terminated immediately prior to the occurrence of a liquidity event as defined in the employment agreement, then Mr. Sunu shall receive a special termination bonus equivalent to the amount of any unpaid special bonus awards described above. Mr. Sunu will apply the proceeds of his special termination bonus first to the repayment of his outstanding loan to us plus any accrued interest with any remaining proceeds being retained by him. If the initial public offering by Madison River Communications Corp. is successfully completed, we also intend to call Mr. Sunu’s outstanding loan payable to us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

All of our outstanding member units are owned by MRTC. The following table sets forth certain information regarding the beneficial ownership of MRTC’s member units as of March 20, 2006 by (A) each holder known by MRTC to beneficially own five percent or more of such member units, (B) each Manager and named executive officer of MRTC and (C) all executive officers and managers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase member units that are currently exercisable or exercisable within 60 days of March 20, 2006 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Coastal Shareholders

On April 10, 2002, Madison River Telephone completed an agreement with the former shareholders of Coastal Utilities, Inc., which, among other things, modified certain provisions of the shareholders’ agreement that was entered into when Coastal Communications, Inc. acquired Coastal Utilities, Inc. in March 2000. Under the terms of the agreement, the Coastal shareholders exchanged all of their Series B stock and 40% of their Series A stock in Coastal Communications, Inc. for 18.0 million Class A units in Madison River Telephone valued at $1 per unit and three term notes issued by Madison River Telephone in the aggregate principal amount of $20 million. The notes were repaid in their entirety in December 2004. In addition, Coastal Communications, Inc. redeemed 30 shares of Series A stock retained by the Coastal shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Coastal Communications, Inc. redeemed an additional 30 shares of Series A stock in June 2003, in July 2004 and in August 2005 for approximately $1.0 million each time. Under the terms of Coastal Communications, Inc.’s amended shareholders’ agreement, the Coastal shareholders have the right to require Coastal Communications, Inc. to redeem their remaining 60 shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. Under the terms of agreement, we may at any time require the Coastal shareholders to sell their remaining 60 shares of Series A stock to us for a purchase price of $33,333.33 per share, or an aggregate of $2.0 million. If the initial public offering by Madison River Communications Corp. is successful, we anticipate repurchasing the remaining 60 shares of Series A stock held by the Coastal shareholders for $2.0 million with the proceeds from the initial public offering and cash on hand.

Loans to Related Parties

On January 4, 2002, the Company entered into loan agreements with Mr. Paul H. Sunu, Mr. James D. Ogg and Mr. Bruce J. Becker, each a member of management at the time, to finance a portion of their purchase of Class A units from ORVS Madison River. Mr. Sunu, Mr. Ogg and Mr. Becker each borrowed $466,700, or a total of $1.4 million, from the Company. The loans, payable on demand, bear interest at 5% per annum and are secured by the respective individual’s Class A interests purchased. As of December 31, 2005, $1.2 million remained outstanding under these loans. We intend to call these loans due in connection with a successful consummation of the initial public offering by Madison River Communications Corp.

Mr. Sunu also had a loan payable to MRTC the proceeds of which were used to purchase 250,000 Class A units in MRTC. The loan, which bore interest at 5% and was secured by Mr. Sunu’s Class A interests, was repaid in full in December 2004.

Pursuant to an amendment to Mr. Sunu’s employment agreement dated December 31, 2003, Mr. Sunu received additional bonuses in 2003, 2004 and 2005 that were applied to the outstanding principal and accrued interest on his loans from MRTC and the Company used to purchase Class A units in MRTC. In 2005, Mr. Sunu’s additional bonus was used to repay approximately $153,000 of his outstanding amount due to Madison River. In 2004, Mr. Sunu’s additional bonus was used to repay approximately $145,500 of the outstanding balance due to MRTC and $7,500 of the outstanding amount due to Madison River. In 2003, Mr. Sunu’s additional bonus was used to repay approximately $153,000 of the outstanding balance due to MRTC.

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

Mr. Sunu’s employment agreement that was effective January 1, 2006 provides for, among other things, special bonus awards to be paid to Mr. Sunu in December of 2006 and 2007, respectively, so long as Mr. Sunu remains employed by MRTC on the date of payment for each such annual bonus. The amount of the special bonus awards are defined in Mr. Sunu’s employment agreement. As part of the employment agreement, Mr. Sunu will apply the proceeds of the special bonuses first to the repayment of Mr. Sunu’s outstanding loan from us, which has an outstanding balance of approximately $306,000 at December 31, 2005, plus any accrued interest with any remaining proceeds being retained by him. If Mr. Sunu’s employment is terminated by Madison River Telephone other than for cause, or due to his death or disability, or Mr. Sunu terminates his employment for good reason, or Mr. Sunu’s employment is terminated immediately prior to the occurrence of a liquidity event as defined in the employment agreement, then Mr. Sunu shall receive a special termination bonus equivalent to the amount of any unpaid special bonus awards described above. Mr. Sunu will apply the proceeds of his special termination bonus first to the repayment of his outstanding loan to us plus any accrued interest with any remaining proceeds being retained by him.

Family Relationships

Mr. Vanderwoude’s son, Mr. Philip Vanderwoude, is currently employed by us as a senior financial analyst. In this capacity, he received total salary and bonus of approximately $115,000 in the year ended December 31, 2005.

Item 14.	Principal Accountant Fees and Services

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees (including expenses) for professional services provided by our independent public accounting firm, Ernst & Young LLP, for the audit of our annual financial statements for the years ended December 31, 2005 and 2004 and other services rendered by Ernst & Young LLP during those periods:

	December 31, 2005	December 31, 2004
	(amounts in thousands)
Audit fees (1)	$765	$1,143
Audit-related fees (2)	32	66
Tax fees (3)	257	419
All other fees (4)	—	—

Total	$1,054	$1,628

(1)	Audit fees are fees we estimate we will pay to Ernst & Young for professional services for the audit of our consolidated financial statements included in the Form 10-K, review procedures carried out on our quarterly Form 10-Qs and review of our S-1 filings.

(2)	Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including audits of employee benefit plans.

(3)	Tax fees are fees for tax compliance, tax advice and tax planning. These fees related primarily to the preparation of our income tax returns and tax consulting services.

(4)	All other fees include aggregate fees for services other than services included in audit fees, audit-related fees and tax fees. Ernst & Young did not bill any fees that would be categorized as all other fees during either of the years ended December 31, 2005 or 2004.

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee has adopted a policy regarding the review and pre-approval of all audit, audit-related, tax and other non-audit services provided by Ernst & Young. Fees for approval are based upon quotes for the services plus estimated related administrative and out-of-pocket expenses. The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes, any pre-approval decisions to the audit committee at its next scheduled meeting.

During 2005, 100% of Ernst & Young’s fees billed for audit services, audit-related services and tax services were approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of Madison River Capital, LLC and report of independent registered public accounting firm are included in the F pages of this Form 10-K:

Report of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2005 and 2004.

Consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated statements of member’s capital for the years ended December 31, 2005, 2004 and 2003.

Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003.

Notes to consolidated financial statements.

(a)(2)	Schedules for which provision is made in the applicable accounting regulations of the SEC either have been included in our consolidated financial statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)	Exhibits are either provided with this Form 10-K or are incorporated herein by reference:

The information called for by this item is incorporated herein by reference to the Exhibit Index on pages I-1 to I-4 of this Form 10-K.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual reports covering fiscal year 2005 nor proxy materials with respect to any annual or other meeting of security holders were sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON RIVER CAPITAL, LLC

By:	/s/ J. STEPHEN VANDERWOUDE
J. Stephen Vanderwoude
Managing Director, Chairman and Chief Executive Officer

Date:	March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2006.

By:	/s/ J. STEPHEN VANDERWOUDE
J. Stephen Vanderwoude
Managing Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ PAUL H. SUNU
Paul H. Sunu
Managing Director, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ JOHN T. HOGSHIRE
John T. Hogshire
Vice President-Controller
(Principal Accounting Officer)

/s/ PETER W. CHEHAYL
Peter W. Chehayl
Manager

/s/ MICHAEL P. COLE
Michael P. Cole
Manager

/s/ JOSEPH P. DISABATO
Joseph P. DiSabato
Manager

/s/ RICHARD A. MAY
Richard A. May
Manager

/s/ EDWARD W. MULLINIX, JR.
Edward W. Mullinix, Jr.
Manager

/s/ SANJEEV K. MEHRA
Sanjeev K. Mehra
Manager

/s/ MARK A. PELSON
Mark A. Pelson
Manager

/s/ JAMES N. PERRY, JR.
James N. Perry, Jr.
Manager

Madison River Capital, LLC

Consolidated Financial Statements

As of December 31, 2005 and 2004 and

for the three-year period ended December 31, 2005

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Members

Madison River Capital, LLC

We have audited the accompanying consolidated balance sheets of Madison River Capital, LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s capital and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Madison River Capital, LLC at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, member’s capital and cash flows for each of the two years in the period ended December 31, 2004 have been restated.

/s/ ERNST & YOUNG LLP

Raleigh, North Carolina

February 24, 2006

Madison River Capital, LLC

Consolidated Balance Sheets

(in thousands)

	December 31
	2005	2004
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$20,100	$34,486
Accounts receivable, less allowance for uncollectible accounts of $900 and $1,416 in 2005 and 2004, respectively	10,553	9,855
Receivables, primarily from interexchange carriers, less allowance for uncollectible accounts of $1,048 and $1,310 in 2005 and 2004, respectively	6,813	5,862
Inventories	618	644
Rural Telephone Finance Cooperative stock to be redeemed	—	469
Rural Telephone Finance Cooperative patronage capital receivable	2,813	2,910
Rural Telephone Bank stock, at cost	10,079	10,079
Deferred income taxes	4,707	1,734
Other current assets	2,887	2,076

Total current assets	58,570	68,115

Telephone plant and equipment:
Land, buildings and general equipment	80,253	80,216
Central office equipment	252,509	242,741
Poles, wires, cables and conduit	334,989	319,299
Leasehold improvements	3,955	3,415
Software	18,213	18,522
Construction-in-progress	9,454	5,807

	699,373	670,000
Accumulated depreciation and amortization	(424,129)	(377,107)

Telephone plant and equipment, net	275,244	292,893

Other assets:
Rural Telephone Finance Cooperative stock, at cost	—	42,190
Goodwill	366,332	366,332
Other assets	14,423	11,474

Total other assets	380,755	419,996

Total assets	$714,569	$781,004

See accompanying notes.

Madison River Capital, LLC

Consolidated Balance Sheets

(in thousands)

	December 31
	2005	2004
		(Restated)
Liabilities and member’s capital
Current liabilities:
Accounts payable	$1,288	$1,753
Accrued expenses	28,805	32,264
Advance billings and customer deposits	6,162	5,306
Other current liabilities	1,000	1,000
Current portion of long-term debt	7,000	9,385

Total current liabilities	44,255	49,708

Noncurrent liabilities:
Long-term debt	551,338	608,691
Deferred income taxes	43,193	46,032
Other liabilities	16,988	15,813

Total noncurrent liabilities	611,519	670,536

Total liabilities	655,774	720,244
Member’s capital:
Member’s interest	251,837	251,684
Accumulated deficit	(189,960)	(188,324)
Accumulated other comprehensive loss	(3,082)	(2,600)

Total member’s capital	58,795	60,760

Total liabilities and member’s capital	$714,569	$781,004

See accompanying notes.

Madison River Capital, LLC

Consolidated Statements of Operations

(in thousands)

	December 31
	2005	2004	2003
		(Restated)	(Restated)
Operating revenues:
Local services	$127,240	$130,487	$126,975
Long distance services	15,730	15,042	15,754
Internet and enhanced data services	24,054	20,705	16,252
Edge-out services	10,356	11,912	13,947
Miscellaneous telecommunications services and equipment	15,805	16,012	13,532

Total operating revenues	193,185	194,158	186,460

Operating expenses:
Cost of services and sales (exclusive of depreciation and amortization)	56,357	56,535	49,414
Depreciation and amortization	40,705	45,003	52,054
Selling, general and administrative expenses	37,428	36,969	36,494
Impairment charge on long-lived assets	647	—	—
Restructuring benefit	(247)	—	(718)

Total operating expenses	134,890	138,507	137,244

Net operating income	58,295	55,651	49,216
Interest expense	(53,351)	(59,278)	(62,649)
Loss on extinguishment of long-term debt	(11,128)	(212)	—
Other income (expense):
Net realized losses on disposal of marketable equity securities	—	—	(343)
Other income, net	5,041	4,193	3,969

(Loss) income before income taxes	(1,143)	354	(9,807)
Income tax (expense) benefit	(493)	(753)	4,940

Net loss	$(1,636)	$(399)	$(4,867)

See accompanying notes.

Madison River Capital, LLC

Consolidated Statements of Member’s Capital

(in thousands)

	Member’s Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002 (As previously reported)	$251,284	$(193,639)	$(155)	$57,490
Cumulative adjustments to restate opening balances (see Note 1)	—	10,581	—	10,581

Balance at December 31, 2002 (Restated)	251,284	(183,058)	(155)	68,071
Net loss (Restated)	—	(4,867)	—	(4,867)
Other comprehensive loss, net of taxes of $1,325:
Minimum pension liability adjustment (Restated)	—	—	(2,163)	(2,163)
Unrealized losses on marketable equity securities:
Unrealized holding losses arising during the year	—	—	(188)	(188)
Reclassification adjustment for realized losses included in net loss	—	—	343	343

Comprehensive loss, net of taxes (Restated)	—	—	—	(6,875)

Balance at December 31, 2003 (Restated)	251,284	(187,925)	(2,163)	61,196
Repayment of officer note	7	—	—	7
Transfer of convertible note to MRTC	393	—	—	393
Net loss (Restated)	—	(399)	—	(399)
Other comprehensive loss, net of taxes of $268:
Minimum pension liability adjustment (Restated)	—	—	(437)	(437)

Comprehensive loss, net of taxes (Restated)	—	—	—	(836)

Balance at December 31, 2004 (Restated)	251,684	(188,324)	(2,600)	60,760
Repayment of officer note	153	—	—	153
Net loss	—	(1,636)	—	(1,636)
Other comprehensive loss, net of taxes of $296:
Minimum pension liability adjustment	—	—	(737)	(737)
Interest rate swap	—	—	255	255

Comprehensive loss, net of taxes	—	—	—	(2,118)

Balance at December 31, 2005	$251,837	$(189,960)	$(3,082)	$58,795

See accompanying notes.

Madison River Capital, LLC

Consolidated Statements of Cash Flows

(in thousands)

	December 31
	2005	2004	2003
		(Restated)	(Restated)
Operating activities
Net loss	$(1,636)	$(399)	$(4,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,341	43,444	50,391
Amortization	1,364	1,559	1,663
Impairment charge on long-lived assets	647	—	—
Deferred income taxes	(5,516)	903	(7,211)
Equity losses in investments carried on equity method	71	156	193
Loss on extinguishment of long-term debt	11,128	212	—
Realized losses on marketable equity securities	—	—	343
Amortization of debt discount	214	233	206
Rural Telephone Finance Cooperative patronage capital	(844)	(878)	(899)
Changes in operating assets and liabilities:
Accounts receivable less allowance for uncollectible accounts	(800)	1,484	2,174
Receivables, primarily from interexchange carriers less allowance for uncollectible accounts	(1,126)	(672)	2,064
Income tax recoverable	(487)	—	405
Inventories	26	683	(289)
Other current assets	(33)	(58)	(438)
Accounts payable	(465)	833	(631)
Accrued expenses	(3,481)	(6,724)	3,168
Advance billings and customer deposits	856	151	(194)
Other liabilities	988	(1,995)	(2,309)

Net cash provided by operating activities	40,247	38,932	43,769
Investing activities
Purchases of telephone plant and equipment	(16,371)	(14,643)	(12,223)
Acquisition of rural local telephone exchanges	(6,322)	—	—
Redemption of Rural Telephone Finance Cooperative stock, net	42,659	1,354	2,039
(Increase) decrease in other assets	(378)	829	165

Net cash provided by (used in) investing activities	19,588	(12,460)	(10,019)
Financing activities
Note payment from member	153	7	—
Redemption of minority interest	(1,000)	(1,000)	(1,000)
Net proceeds from issuance of long-term debt	470,835	—	10,000
Repayment of long-term debt	(544,209)	(19,136)	(34,561)

Net cash used in financing activities	(74,221)	(20,129)	(25,561)

Net (decrease) increase in cash and cash equivalents	(14,386)	6,343	8,189
Cash and cash equivalents at beginning of year	34,486	28,143	19,954

Cash and cash equivalents at end of year	$20,100	$34,486	$28,143

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,093	$59,034	$60,667

Cash paid for income taxes	$7,348	$984	$1,544

Supplemental disclosure of a non-cash transaction:
Transfer of convertible note to Parent	$—	$393	$—

Transfer of accounts receivable from current to non-current	$(102)	$—	$—

Transfer of NECA receivable from current to non-current	$(175)	$—	$—

Madison River Capital, LLC

Notes to Financial Statements

December 31, 2005

1. Summary of Significant Accounting Policies

Description of Business

Madison River Capital, LLC (“MRCL” or the “Company”), a wholly-owned subsidiary of Madison River Telephone Company LLC (“MRTC”), was organized on August 26, 1999 as a limited liability company under the provisions of the Delaware Limited Liability Company Act. Under the provisions of this Act, the member’s liability is limited to the Company’s assets provided that the member returns to the Company any distributions received as the result of an accounting or similar error.

The Company offers a variety of telecommunications services to business and residential customers in the Southeast and Midwest regions of the United States including local and long distance voice services, Internet access services, high-speed data and fiber transport. The Company was founded for the primary purpose of the acquisition, integration and operation of rural local exchange telephone companies, or RLECs. Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served approximately 225,887 voice access and broadband connections as of December 31, 2005.

The Company’s RLECs manage and operate edge-out competitive local exchange carrier, or CLEC, businesses in markets in North Carolina, Illinois and Louisiana, and provide fiber transport services to other businesses, primarily in the Southeast. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. During the fourth quarter of 2005, the Company adopted a plan to discontinue operations in the New Orleans, Louisiana market. It is the Company’s intent to have this completed by the third quarter of 2006. At December 31, 2005, the EOS operations served approximately 12,578 voice access and high-speed data connections.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as follows:

•	Madison River Finance Corp (“MRF”), a wholly-owned subsidiary

•	Gallatin River Holdings, LLC and its subsidiary (“GRH”), a wholly-owned subsidiary

•	Madison River Communications, LLC and its subsidiary (“MRC”), a wholly-owned subsidiary

•	Madison River Holdings Corp. (“MRH”), a wholly-owned subsidiary

•	Madison River LTD Funding Corp. (“MRLTDF”), a wholly-owned subsidiary

•	Mebtel, Inc. (“Mebtel”), a wholly-owned subsidiary

•	Gulf Coast Services, Inc. and its subsidiaries (“GCSI”), a wholly-owned subsidiary

•	Coastal Communications, Inc. and its subsidiaries (“CCI”), a majority-owned subsidiary

•	Madison River Management, LLC (“MRM”), a wholly-owned subsidiary

•	Madison River Long Distance Solutions, Inc. (“MRLDS”), a wholly-owned subsidiary

•	Mebtel Long Distance Solutions, Inc. (“MLDS”), a wholly-owned subsidiary

All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Restatement

The Company determined that compensation expense recorded for incentive awards granted to employees, principally under the Company’s long term-incentive plan (the “LTIP”), should not have been recognized during these periods. The Company had previously accounted for these awards as a fixed obligation of the Company following the guidelines of Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967-Deferred Compensation Contracts. In reviewing the documentation governing the LTIP, the Company determined that the incentive awards granted under the LTIP were not a fixed obligation of the Company but rather, the LTIP should be accounted for as an equity-based plan following the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Since payment of these incentive awards is contingent on the successful completion of a liquidity event in the future and accounting guidance provides that this type of future event can not be deemed to be probable of occurring, per the guidance of Emerging Issues Task Force Issue No. 96-5, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of the Business Combination, the Company determined that no compensation expense should have been recorded for the awards in the affected periods.

The restatement of the Company’s financial statements for each affected period required the reversal of the compensation expense and associated long-term liability accrual recognized for the incentive awards as well as the related income tax effects. At September 30, 2005 and December 31, 2004, the Company had approximately $21.0 million and $22.4 million, respectively, accrued for the incentive awards. In addition, at December 31, 2003, the Company had a $6.7 million valuation allowance recorded to reflect the deferred tax assets associated with the LTIP at their net realizable value. As the result of an amendment to the LTIP, the Company reversed this valuation allowance in the fourth quarter of 2004. The impact of these entries for the valuation allowance was also reversed as part of the restatement. The restatement resulted in corrections to the consolidated balance sheets, consolidated statements of operations, consolidated statements of member’s capital and consolidated statements of cash flows for the affected periods. The restatement of expenses in prior periods also requires that the Company revise certain cost studies. Accordingly, the Company also restated local service revenues to reflect the adjustments to be made to the amended cost studies. On a pre-tax basis, local service revenues decreased in 2004 by approximately $0.2 million.

Additionally, the Company determined that the consolidated financial statements and other financial information for 2004 and 2003 should be restated to correct the presentation of its additional minimum pension liability included in its other comprehensive loss. In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, comprehensive income (loss) should have been reflected net of applicable income tax benefits of $0.3 million in 2004 and $1.3 million in 2003. This restatement resulted in corrections to the consolidated balance sheets, consolidated statements of member’s capital and consolidated statements of cash flows for the affected periods. There was no impact to the consolidated statements of operations for either period.

In addition to the restatement, the Company also revised its presentation of telephone plant and equipment on its consolidated balance sheets for the aforementioned periods. The Company previously presented telephone plant and equipment acquired in its four RLEC acquisitions at the seller’s net book value. In reviewing this presentation for telephone plant and equipment, the Company determined that it is more appropriate to present the telephone plant and equipment and the associated accumulated depreciation acquired in these transactions at their respective gross amounts as recorded on the seller’s balance sheet in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, and to be consistent with industry practice. As a result, the Company’s telephone plant and equipment increased by approximately $185.4 million with a corresponding increase of the same amount in accumulated depreciation. The impact from this revision of the balance sheet presentation for telephone plant and equipment is a reclassification on the balance sheet only and did not change net telephone plant and equipment, total assets, member’s capital or net income (loss) as previously reported.

The following tables set forth the effects of the restatement and the revision in presentation for telephone plant and equipment on affected line items within the Company’s previously reported consolidated balance sheet and consolidated statements of operations.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Restatement (continued)

Effects on Consolidated Balance Sheets:

	December 31, 2004
	Reported	Restated
Telephone plant and equipment	$484,608	$670,000
Accumulated depreciation	(191,715)	(377,107)
Accrued expenses	32,048	32,264
Total current liabilities	49,492	49,708
Deferred income taxes	40,032	46,032
Other liabilities	38,236	15,813
Total noncurrent liabilities	686,959	670,536
Total liabilities	736,451	720,244
Accumulated deficit	(202,938)	(188,324)
Accumulated other comprehensive income	(4,193)	(2,600)
Total member’s capital	44,553	60,760

Effects on Consolidated Statements of Operations:

	December 31, 2004		December 31, 2003
	Reported	Restated	Reported	Restated
Local services	$130,703	130,487	$126,975	126,975
Total operating revenues	194,374	194,158	186,460	186,460
Cost of services and sales (exclusive of depreciation and amortization)	56,937	56,535	50,214	49,414
Selling, general and administrative expenses	38,185	36,969	42,402	36,494
Total operating expenses	140,125	138,507	143,952	137,244
Net operating income	54,249	55,651	42,508	49,216
(Loss) income before income taxes	(1,048)	354	(16,515)	(9,807)
Income tax benefit (expense)	6,418	(753)	1,846	4,940
Net income (loss)	5,370	(399)	(14,669)	(4,867)

Effects on Consolidated Statements of Member’s Capital:

	December 31, 2004		December 31, 2003
	Reported	Restated	Reported	Restated
Net income (loss)	$5,370	(399)	$(14,669)	(4,867)
Minimum pension liability adjustment	(705)	(437)	(3,488)	(2,163)
Comprehensive income (loss), net of taxes	4,665	(836)	(18,002)	(6,875)

Effects on Consolidated Statements of Cash Flows:

	December 31, 2004		December 31, 2003
	Reported	Restated	Reported	Restated
Net income (loss)	$5,370	(399)	$(14,669)	(4,867)
Deferred long-term compensation	2,921	—	5,429	—
Deferred income taxes	(6,268)	903	(4,117)	(7,211)
Accrued expenses	(6,940)	(6,724)	3,168	3,168
Other liabilities	(3,298)	(1,995)	(1,030)	(2,309)

Reclassifications

In certain instances, amounts previously reported in the 2004 and 2003 consolidated financial statements have been reclassified to conform with presentation in the 2005 consolidated financial statements. Such reclassifications had no effect on net loss or member’s capital as restated for prior periods.

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

In the fourth quarter of 2005, the Company made approximately $3.7 million in capital expenditures at its Alabama RLEC to add more high-capacity fiber optic transport lines using a network architecture that enhances the survivability of its network by making it more resistant to outages from storms or other network disruptions and to repair damages to its network sustained as a result of Hurricane Katrina in August 2005. The Company received authorization from the Alabama Public Service Commission (the “APSC”) to fully depreciate these capital expenditures in the quarter they were placed in service, and, in accordance with SFAS 71, the Company fully depreciated these assets in the fourth quarter of 2005.

In the fourth quarter of 2004, the Company made approximately $2.6 million in capital expenditures at its Alabama RLEC to replace transmission and distribution facilities that were damaged and destroyed when Hurricane Ivan made landfall at Gulf Shores, Alabama in September 2004. The Company received authorization from the APSC to fully depreciate these capital expenditures in the quarter they were placed in service, and, in accordance with SFAS 71, the Company fully depreciated these assets in the fourth quarter of 2004.

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

Inventories

Inventories consist mainly of copper and fiber cable, poles and material and equipment used in the maintenance and installation of voice and Internet access services and are stated at the lower of cost (average cost) or market.

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

Interest Rate Swap Agreements

The Company maintains a risk management policy with an objective to minimize the variability of cash flows from making interest payments on its senior secured credit facility. The Company’s existing long-term debt obligations have variable and fixed interest rates. The Company’s senior secured credit facility is a variable-rate debt obligation that exposes the Company to variability in interest payments due to changes in interest rates. To manage a portion of the fluctuation in cash flows resulting from interest rate risk and to conform to the respective loan agreements, the Company entered into interest rate swap agreements. These swaps change the variable-rate cash flow exposure on a portion of the senior secured credit facility to a fixed-rate cash flow. As of December 31, 2005, the Company had three interest rate swap agreements with a combined notional amount of $350.0 million that expire on October 6, 2009. The interest rate swap agreements qualified as accounting hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”).

SFAS 133 requires all derivative instruments be recorded on the balance sheet at their respective fair values. At December 31, 2005, the Company had recorded $0.3 million in other comprehensive income (loss), net of taxes to recognize the fair value of its interest rate swap agreements.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The regulated RLEC operations use straight-line rates approved by regulators. The composite annualized rate of depreciation for telephone plant and equipment in the regulated operations approximated 6.00%, 6.74% and 7.93% for 2005, 2004 and 2003, respectively. In the unregulated operations, telephone plant and equipment is depreciated over lives, determined according to the class of the asset, ranging from three years to 33 years.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Local service - Local service revenues include revenues from end user customers, interexchange carriers, universal service funding and revenue and cost sharing arrangements. Local service revenues from charges to end user customers for basic local telephone services, including local services provided as part of flat-rate service plans, and custom calling features generally are billed one month in advance with recognition of revenue from these services deferred until the services have been provided.

Local service revenues also include charges to wireless and interexchange carriers that access the Company’s network to connect their services to end users in the Company’s service area. A portion of the network access revenues are switched access revenues that are earned from the origination and termination of long distance calls over the Company’s network facilities. A portion of local service revenue is reciprocal compensation revenues that are earned from the termination of wireless calls over the Company’s network facilities. These switched access and reciprocal compensation revenues are generally billed in arrears based on minutes of use and are accrued and recognized when earned. Network access revenues also include special access revenues earned by providing facilities to interexchange carriers to connect high speed data services to customers in our service area. Special access revenues are billed in advance and deferred until the services have been provided. Payments from universal service funding sources are received at the end of each month and are recognized as revenues in the month earned.

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

Internet and enhanced data service - Internet and enhanced data services consist primarily of revenues from broadband and dial-up Internet access. Charges for these services are generally billed one month in advance and revenue recognition is deferred until the services have been provided.

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

Revenues billed in advance that will be recognized in a subsequent period are recorded as a liability in “Advance billings and customer deposits” while revenues that are earned but unbilled are recorded as an asset in “Accounts receivable” or “Receivables, primarily from interexchange carriers” in the Consolidated Balance Sheets.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Income Taxes

Effective January 1, 2005, the Company elected to convert from being treated as a partnership for federal and state income tax purposes to being taxed as a C corporation. With this conversion, the Company’s consolidated federal income tax return includes the results of the Company and its subsidiaries. Prior to this conversion, the Company’s consolidated federal income tax return included the results of MRH and the Company’s other taxable C corporations that included, MRLTDF, Mebtel, GCSI, CCI, MLDS, and MRLDS. The Company’s other wholly-owned subsidiaries, MRC, GRH and MRM, are limited liability corporations and as of December 31, 2005 are treated as partnerships for state income tax purposes. Accordingly, income, losses and credits are passed through directly to the members of these partnerships. In November 2003, MRM converted from being a C corporation to a limited liability corporation for income tax purposes.

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

Allocation of Distributions

Distributions to its member, if any, are allocated in accordance with the terms outlined in the Company’s Operating Agreement and are subject to limitations in its senior note indenture and its senior secured credit facility.

Goodwill

The Company’s goodwill, which is solely in the RLEC, represents the excess of the purchase price paid for its acquisitions in excess of the fair value of the net assets acquired. The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 does not permit goodwill and intangible assets deemed to have indefinite lives to be amortized. Instead these assets are subject to annual, or if certain conditions exist, more frequent, impairment tests in accordance with SFAS 142. Impairment occurs when the fair value of the asset is less than its carrying value. Other intangible assets continue to be amortized over their useful lives.

In performing its review of goodwill under the terms of SFAS 142, the Company makes certain estimates regarding the implied fair value of its individual operating companies where goodwill is recorded. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which the Company estimates using undiscounted cash flows and comparative market multiples. If the Company’s initial impairment analysis indicates potential goodwill impairment, management will perform a more detailed fair value analysis of each identified tangible and intangible asset.

The Company performed its annual goodwill impairment testing during the fourth quarter of 2005, 2004, and 2003 with no determination of impairment. If an impairment of the carrying value of goodwill is indicated by future tests, goodwill will be written down to its deemed fair market value and a corresponding charge will be recorded as part of operating expenses in the Consolidated Statements of Operations.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and a corresponding charge will be recorded as part of operating expenses in the Consolidated Statements of Operations.

During the fourth quarter of 2005, the Company adopted a plan to dispose of some of its assets in 2006 relating to the EOS operations in New Orleans, Louisiana. This disposal plan was an indicator of a potential impairment under SFAS 144, and resulted in a loss of $0.6 million being recognized for certain assets identified as being impaired. This impairment loss is included in operating expenses in the Consolidated Statements of Operations and represents the excess of the aggregate carrying amount of the identified assets over their aggregate fair value. All of the impaired assets are part of the EOS segment.

Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs by requiring that companies recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize the expected retirement costs as part of the book value of the long-lived asset.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations- an Interpretation of FASB Statement No. 143 (“FIN 47”), which further clarified a conditional asset retirement obligation as a legal obligation to perform an asset retirement activity in which the timing and methodology of settlement are contingent on a future event. FIN 47 addressed that when an existing law, regulation or contract requires an entity to perform an asset retirement activity, even if the retirement can be deferred indefinitely, a requirement to perform the retirement activity exists. The Company reviewed its contractual obligations and determined that a legal obligation exists to remove assets and perform other remediation work at collocation facilities upon termination of its collocation agreements. Therefore, the Company has accrued a liability of approximately $0.5 million for these anticipated costs.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that total comprehensive income (loss) be disclosed with equal prominence as the Company’s net income (loss). Comprehensive income (loss) is defined as changes in member’s capital exclusive of transactions with owners such as capital contributions and distributions. In 2005, the Company had comprehensive income, net of income taxes of $0.3 million for unrealized gains on interest rate swaps accounted for under hedge accounting. In addition, in 2005, 2004 and 2003, the Company recognized a comprehensive loss for an adjustment to its minimum pension liability of $0.7 million, $0.4 million and $2.2 million, respectively. For 2003, the Company had comprehensive income, net of income taxes, of $0.2 million from transactions of marketable equity securities available for sale.

Madison River Capital, LLC

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Variable Interest Entities

In January 2003, the FASB issued FIN 46 with the primary objective to provide guidance on the identification of entities for which control is achieved through means other than voting rights referred to as variable interest entities, or VIEs, and to determine when and which business enterprise should consolidate a VIE as the “primary beneficiary”. This new consolidation model applies when either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. Other than an immaterial investment in an unconsolidated company accounted for under the equity method, for which the Company has determined that it is not the primary beneficiary, the Company has no other investments that are VIEs.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. (“SFAS 123R”). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. The Company currently uses the minimum value method to account for its share-based payments under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) (see Note 11). Accordingly, the Company is required to adopt the prospective transition method effective January 1, 2006, with no restatement of any prior periods. Under the prospective transition method, equity awards previously accounted for as variable awards under APB 25 will continue to be accounted for as variable awards unless those awards are substantively modified after the adoption of SFAS 123R.

2. Receivables

The following is a summary of activity for the allowance for uncollectible accounts related to accounts receivable, which consist primarily of receivables from customers using the Company’s services such as local and long distance voice, broadband and other high speed data services:

	Beginning Balance	Additions Charged to Expense	Deductions from Reserve	Ending Balance
	(in thousands)
Year ended December 31, 2005	$1,416	$2,599	$(3,115)	$900
Year ended December 31, 2004	1,181	3,067	(2,832)	1,416
Year ended December 31, 2003	2,792	617	(2,228)	1,181

The following is a summary of activity for the allowance for uncollectible accounts related to receivables, primarily from interexchange carriers, which consist primarily of receivables from other telecommunications companies for switched and special access services:

	Beginning Balance	Additions Charged to Expense	Deductions from Reserve	Ending Balance
	(in thousands)
Year ended December 31, 2005	$1,310	$557	$(819)	$1,048
Year ended December 31, 2004	2,617	720	(2,027)	1,310
Year ended December 31, 2003	1,693	1,280	(356)	2,617

3. Rural Telephone Bank Stock

The Company’s investment in Rural Telephone Bank (“RTB”) stock is carried at cost and consists of 26,478 shares of $1,000 par value Class C stock at December 31, 2005 and 2004. For 2005, 2004 and 2003, the Company received cash dividends from the RTB of $1.5 million, $1.6 million and $1.1 million, respectively which are included in other income in the Consolidated Statements of Operations.

Madison River Capital, LLC

Notes to Financial Statements (continued)

3. Rural Telephone Bank Stock (continued)

At its August 4, 2005 meeting, the Board of Directors of the RTB voted to dissolve the RTB pending passage of federal legislation designed to provide for the liquidation of the RTB. The legislation was signed into law as part of the fiscal year 2006 Department of Agriculture appropriations bill in November 2005. On January 31, 2006, the Company submitted its stock redemption agreements to redeem its 26,478 shares of Class C stock in the RTB. Per the terms of the stock redemption agreements, the Company should receive the proceeds of the redemption of approximately $26.5 million no later than May 2006. The Company expects to recognize a pre-tax gain of approximately $16.4 million as a result of the redemption in March 2006.

4. Rural Telephone Finance Cooperative Equity

At December 31, 2004, the Company had an investment in the Rural Telephone Finance Cooperative (“RTFC”) stock that was carried at cost and consisted of subordinated capital certificates (“SCCs”) acquired as a condition of obtaining long-term financing from the RTFC. In July 2005, the RTFC redeemed the Company’s remaining $42.2 million in SCCs and applied the proceeds to reduce the Company’s long-term debt obligations to the RTFC as part of the retirement of all RTFC long-term debt. See further discussion in Note 7.

Prior to the redemption in July 2005, the SCCs were systematically redeemed for cash at their par value by the RTFC in proportion to the amount of principal repaid on the long-term borrowings from the RTFC. In 2005 and 2004, the Company received $0.5 million and $1.4 million, respectively, from the redemption of SCCs.

In addition, as a cooperative, the RTFC allocates its net margins earned during its fiscal year to borrowers on a pro rata basis based on each borrower’s patronage in the RTFC. The Company recorded its annual patronage capital allocation from the RTFC at cost. As determined by the RTFC’s board of directors, a percentage of the patronage capital allocations are retired with cash in the following year with the remainder being distributed in the form of patronage capital certificates. The patronage capital certificates will be retired for cash on a scheduled 15-year cycle or as determined by the RTFC’s board of directors. For 2005, the Company’s allocation of patronage capital was $2.8 million of which $2.0 million was retired with cash and $0.8 million was received in patronage capital certificates in January 2006. At December 31, 2005 and 2004, the Company had $6.2 million and $5.4 million, respectively, in other assets for the patronage capital certificates related to these allocations. For 2004, the Company’s allocation of patronage capital from the RTFC was $2.9 million of which $2.0 million was retired with cash and $0.9 million was received in patronage capital certificates in January 2005. For 2003, the Company received an allocation of patronage capital from the RTFC of $3.0 million of which $2.1 million was retired with cash and $0.9 million was received in patronage capital certificates in January 2004. Upon the repayment of all outstanding amounts to the RTFC in July 2005, the Company was no longer earning a patronage capital allocation from the RTFC. The Company was a borrower for two months of RTFC’s 2006 fiscal year, and, accordingly, the Company will receive a proportionate allocation in January 2007 if one is paid.

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

In 2003, the Company sold approximately 655,000 shares of US Unwired, Inc. common stock for approximately $0.2 million and recorded a realized loss, net of income tax benefits, of $0.3 million. In addition, as a result of certain purchase price adjustments made under the acquisition agreement, the shares held in escrow were retained by US Unwired, Inc. and the Company recognized a realized loss, net of income tax benefits, for these shares of $0.1 million.

In 2003, the Company received and disposed of a miscellaneous investment in a marketable equity security for proceeds of $25,000 and recognized a realized gain of $25,000 on the disposal.

Madison River Capital, LLC

Notes to Financial Statements (continued)

6. Restructuring Charges

In the third quarter of 2002, the Company realigned each of the EOS’s operating regions in North Carolina, Illinois and New Orleans under the Company’s RLECs in those respective regions and the Company recognized a restructuring charge of $2.8 million for the elimination of redundant management, marketing and support services and the structuring of a more efficient network. MRC recognized $2.7 million and MRM recognized $0.1 million of the restructuring charge. The charge was recognized in accordance with EITF 94-3. The amounts recorded consisted primarily of the costs associated with future obligations on non-cancelable leases for certain facilities, net of estimated sublease income, losses from the abandonment of fixed assets and leasehold improvements associated with those leased facilities, the expense associated with decommissioning a switch, expenses associated with the elimination of thirty employees and related expenses.

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

In 2005 and 2003, the Company adjusted its restructuring charge accruals to recognize actual results of the realignment and reduction in its sales and marketing efforts as well as to reflect changes in its estimates related to future periods primarily for its lease obligations. In addition, approximately $0.4 million of the restructuring charge recognized in 2002 related to the decommissioning of a switch was reversed in 2003 as the Company subsequently elected to redeploy certain elements of the switch elsewhere in its operation. The Company recognized a benefit of $0.2 during 2005 and $0.7 million during 2003 related to these adjustments to its restructuring accruals. Substantially all of the payments charged against this restructuring accrual have been payments made under lease agreements. The following summarizes the activity in the Company’s restructuring accruals for the years ended December 31, 2005, 2004 and 2003:

Year ended December 31, 2005 (in thousands):

	Balance at December 31, 2004	Payments	Adjustments	Balance at December 31, 2005
Future lease obligations	$540	$(209)	$(216)	$115
Legal related expenses	31	—	(31)	—

	$571	$(209)	$(247)	$115

Year ended December 31, 2004 (in thousands):

	Balance at December 31, 2003	Payments	Adjustments	Balance at December 31, 2004
Future lease obligations	$813	$(273)	$—	$540
Legal related expenses	31	—	—	31

	$844	$(273)	$—	$571

Year ended December 31, 2003 (in thousands):

	Balance at December 31, 2002	Payments	Adjustments	Balance at December 31, 2003
Future lease obligations	$2,133	$(1,220)	$(100)	$813
Telephone plant and equipment	158	—	(158)	—
Employee separation expenses	77	(4)	(73)	—
Legal related expenses	31	—	—	31

	$2,399	$(1,224)	$(331)	$844

At December 31, 2005 and 2004, accrued expenses included $0.1 million and $0.3 million, respectively, and other long-term liabilities in 2004 include $0.3 million related to the restructuring accruals.

Madison River Capital, LLC

Notes to Financial Statements (continued)

7. Long-Term Debt and Line of Credit

Long-term debt outstanding consisted of the following at:

	December 31
	2005	2004
Senior secured note payable to banks maturing July 2012, bearing interest at a blended rate of 7.06% at December 31, 2005	$475,000	$—
RTFC notes payable, repaid in July 2005	—	421,900
Unsecured 13.25% senior notes payable, due March 1, 2010, with interest payable semiannually on March 1 and September 1, net of debt discount of $662 and $1,842, respectively	83,338	196,176

	558,338	618,076
Less current portion	7,000	9,385

	$551,338	$608,691

As of December 31, 2004, the Company’s secured loan facilities consisted of $421.9 million in outstanding term loans and $41.0 million in fully available revolving lines of credit with the RTFC that were primarily obligations of the Company’s indirect wholly-owned subsidiary, MRLTDF, under a loan agreement that was scheduled to mature in November 2016. On July 29, 2005, the Company entered into a new senior secured credit facility with a seven-year, $475.0 million term loan provided by a syndicate of banks and a seven-year, $75.0 million revolving line of credit provided by the RTFC that remains undrawn at December 31, 2005. Approximately $375.0 million of the proceeds from the term loan, together with the RTFC’s redemption of the Company’s $42.2 million in RTFC SCCs, were used to repay the $417.2 million in RTFC term loans outstanding. The Company also paid the RTFC approximately $4.8 million in accrued interest and $0.8 million as a fee for early repayment of certain fixed rate term loans. The Company recorded this fee as a loss on extinguishment of long-term debt. Upon repayment of the outstanding term loans and concurrent with the provision of the new $75.0 million line of credit, the RTFC cancelled the two lines of credit totaling $41.0 million that previously existed. The Company paid approximately $2.9 million in origination fees for the new term loan and the new revolving line of credit and approximately $1.2 million for legal, accounting and other loan related expenses which have been capitalized as debt issuance costs and will be amortized over seven years, the life of the credit facility. With the remaining proceeds of the new term loan and cash on hand, the company voluntarily redeemed $102.0 million of its outstanding 13.25% senior notes due 2010 on August 29, 2005 for a redemption price of 106.625% of the aggregate principal amount redeemed plus accrued interest. The Company recorded the premium paid to redeem the senior notes of approximately $6.8 million and the write-off of approximately $1.7 million in unamortized debt issuance costs and $0.8 million in unamortized discount related to the redeemed senior notes as a loss on extinguishment of long-term debt.

The term loan bears variable interest, at the Company’s option, at either (a) a base rate, as defined in the credit agreement, plus 1.5% or (b) a London interbank offered rate (“LIBOR”) plus a 2.5% margin. At December 31, 2005, the Company had elected the LIBOR rate option. As part of an amendment to its credit facility in January 2006, the Company reduced its margin to 2.25%.

The credit agreement required the Company to enter into interest rate hedge agreements within six months of the closing date of the transaction that cover a minimum of 50% of the principal amount of the Company’s and MRTC’s combined long-term debt for a period of two years from July 29, 2005. In October 2005, the Company entered into interest rate swap agreements to fix the interest rate on $350.0 million of its credit facility at an effective rate of approximately 7.22% for a period of four years. Effective with the amendment in January 2006, the effective rate decreased to 6.97% as a result of the change in the margin. The interest rate on the remaining $125.0 million variable portion of its term loan, effective until January 6, 2006, was 6.59%. As of December 31, 2005, the Company’s weighted average interest rate on its credit facility was 7.06%.

The term loan has no scheduled principal payments until maturity of the credit agreement in July 2012. However, the Company is permitted under the credit agreement to make voluntary prepayments of the term loan and the line of credit without premium or penalty at any time. Subject to certain conditions and exceptions, the Company will be required to make mandatory prepayments of borrowings under the term loan and then under the revolving credit facility with (i) the net cash proceeds from sales or dispositions of certain assets, (ii) the net cash proceeds from certain debt and equity issuances and (iii) 50% of its net excess cash flow as defined in the credit agreement. The Company may be subject to standard breakage costs under its hedging obligations if it chooses to unwind its swaps prior to their maturity.

Madison River Capital, LLC

Notes to Financial Statements (continued)

7. Long-Term Debt and Line of Credit (continued)

The credit agreement also permits the Company to use 100% of its gross excess cash flow, as defined in the credit agreement, to redeem the remaining senior notes, and, subject to limitations in the senior note indenture, make distributions to MRTC to be used to repay its long-term debt. In addition, beginning January 1, 2007, if the total leverage ratio, as defined in the credit agreement, is between 4.5 to 1.0 and 5.0 to 1.0, MRTC may pay dividends in amounts up to 50% of gross excess cash flow and if the total leverage ratio is below 4.5 to 1.0, MRTC may pay dividends in amounts up to 100% of gross excess cash flow. If the Company and MRTC do not retire other long-term debt or, if permitted, pay dividends, in an amount equivalent to their gross excess cash flow in a fiscal year, then 50% of the remaining amount, referred to as net excess cash flow, must be used to prepay the $475.0 million term loan within 90 days after year-end. For purposes of this test, the Company is permitted to apply any repayments of other long-term debt in the first 90 days after year-end to reduce the prior year’s net excess cash flow, thereby minimizing or eliminating any mandatory prepayments of the term loan from net excess cash flow.

The new $75.0 million revolving line of credit is with the RTFC and bears interest that is payable quarterly at the RTFC’s line of credit base rate plus 0.5% per annum (8.7% at December 31, 2005). As allowed under the terms of the senior secured credit facility, primarily the financial ratios, approximately $65.2 million of the line of credit was available to the Company for the general corporate purposes at December 31, 2005. The line of credit was undrawn as of this date.

Under the terms of the credit agreement, the Company must comply with certain administrative and financial covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) make restricted payments or pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. In addition, the Company must maintain certain financial ratios, including a total leverage ratio, a senior secured debt leverage ratio and a fixed coverage charge ratio.

The credit facility is secured by a first mortgage lien on the operating assets and revenues of the Company and those of MRTC and the Company’s first-tier, wholly-owned subsidiaries: MRH, MRF, and MRC (collectively, the “Loan Parties”). In addition to the Company, the remaining Loan Parties have guaranteed the credit facility and each Loan Party has pledged the equity interests in each wholly-owned subsidiary that it owns in support of the credit facility.

The Company has $84.0 million of 13.25% senior notes outstanding that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. The Company has the ability to repurchase on the open market or voluntarily redeem its remaining senior notes. In November 2005, the Company voluntarily redeemed $12.0 million in senior notes for a redemption price of 106.625% of par value plus accrued interest using its cash on hand. The Company recorded $1.0 million as a loss on extinguishment of long-term debt which is comprised of the premium paid to redeem the senior notes and the write-off of unamortized debt issuance costs and unamortized discount related to the redeemed senior notes.

The Company remains subject to the terms of the indenture that governs the senior notes and, accordingly, must comply with certain financial and administrative covenants. The Company is, among other things, restricted in its ability to (i) incur additional indebtedness, (ii) pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates.

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

Madison River Capital, LLC

Notes to Financial Statements (continued)

7. Long-Term Debt and Line of Credit (continued)

As discussed above, the Company’s senior secured credit facility has no scheduled principal amortization but does contain certain mandatory prepayment provisions for the term loan, including a requirement that 50% of net excess cash flow in a fiscal year must be used to prepay the term loan within 90 days after year-end. However, as permitted by the credit agreement for the determination of net excess cash flow, the Company may apply repayments of other long-term debt, other than advances on the Company’s line of credit, made during 90 days after year-end to reduce net excess cash flow for the prior year. As of December 31, 2005, the Company had approximately $6.4 million of net excess cash flow for 2005. On February 24, 2006, the Company issued a notice of redemption to its senior noteholders of its intent to redeem $7.0 million of senior notes on March 27, 2006. The Company intends to apply the necessary amount of this senior note redemption to reduce 2005’s net excess cash flow to zero, resulting in no mandatory prepayment of the term loan being required. The remainder of the redemption will be applied to 2006’s net excess cash flow calculation. Accordingly, the Company has reflected the $7.0 million redemption as a current maturity of long-term debt. Principal maturities on long-term debt at December 31, 2005 are as follows:

2006	$7,000
2007	—
2008	—
2009	—
2010	76,338
Thereafter	475,000

$558,338

8. Leases

The Company leases various facilities used primarily for offices and networking equipment under noncancelable operating lease agreements that expire at various dates through 2015. The leases contain certain provisions for renewal of the agreements, base rent escalation clauses and additional rentals. Future minimum lease payments for years subsequent to December 31, 2005 are as follows (in thousands):

2006	$1,196
2007	1,037
2008	860
2009	669
2010	578
Thereafter	2,495

$6,835

Total rent expense was approximately $1.7 million, $1.7 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Madison River Capital, LLC

Notes to Financial Statements (continued)

9. Income Taxes

Effective January 1, 2005, the Company elected to convert from being treated as a partnership for federal and state income tax purposes to being taxed as a C corporation. As of the effective date of the conversion, MRCL will begin filing a consolidated federal income tax return that includes MRCL and each of its subsidiaries pursuant to tax sharing agreements. Prior to this conversion, the Company’s consolidated federal income tax return included the results of MRH and the Company’s other taxable C corporations that included, MRLTDF, Mebtel, GCSI, CCI, MLDS, and MRLDS. The Company’s other wholly-owned subsidiaries, MRC, GRH and MRM, are limited liability corporations and as of December 31, 2005 are treated as partnerships for state income tax purposes.

Income taxes for the Company and the Company’s corporate subsidiaries are calculated using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in each subsidiaries’ respective financial statements or tax returns. Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities.

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

In 2003, the Company’s income tax returns were audited by the Internal Revenue Service (“IRS”). The IRS disallowed the Company’s position on the Universal Service Fund payments for 1999 to 2001. During the fourth quarter of 2003, the Company recorded an income tax benefit of $2.7 million for the refunds, received in 2002, from amendments to its 1998 income tax returns. The benefit was recognized after the Company was advised that the statute of limitations for taxing authorities to make audit adjustments to the 1998 income tax returns had expired during 2003. However, on June 2, 2004, the Department of Justice, on behalf of the IRS, filed lawsuits against two of the Company’s subsidiaries, GCSI and Coastal Utilities, Inc., that received the refunds and subsequently recognized the benefit. The lawsuits claim that the refunds were erroneous refunds and demand repayment in the amount of approximately $2.9 million for the income tax refunds plus related interest expense. Approximately $0.9 million of the claim was paid in the first quarter of 2004 as part of a separate income tax audit adjustment. Accordingly, to recognize the remaining potential exposure under the lawsuits, the Company accrued the remaining $2.1 million as income tax expense and $0.4 million in interest during the second quarter of 2004. The Company continues to accrue interest quarterly related to this exposure.

The Company believes that its position taken in the amended income tax returns was appropriate under current tax laws and the Company intends to vigorously defend against these claims. On August 31, 2004, the parties entered into a Joint Motion to Stay the proceeding in Alabama pending resolution of the Georgia proceeding. Discovery on the Georgia proceeding was completed in May 2005 and Motions for Summary Judgment were submitted and fully briefed by all parties at the beginning of July 2005. The Company is uncertain at this time as to the ultimate outcome of this matter. The Company has been audited by federal tax authorities through 2001. The federal tax returns for 2002 and 2003 remain open for audits.

During 2005, the Alabama Department of Revenue (“ALDOR”) concluded its audit of the 2001 and 2002 consolidated state tax returns. The return for 2001 was settled as filed. The remaining issue was the inclusion of certain subsidiaries in the 2002 consolidated Alabama income tax filing. In December 2005, the ALDOR and the Company reached an agreement on this issue for the 2002 return and also for the 2003 and 2004 tax returns. The ALDOR and the Company have agreed that certain subsidiaries will not be included in the 2002, 2003 and 2004 Alabama income tax filings. The Company had accrued a contingent income tax liability of approximately $2.5 million in tax and $0.1 million in interest in the event the issues were decided unfavorably to the Company. As a result of the agreement, the Company paid approximately $2.4 million to the ALDOR.

Madison River Capital, LLC

Notes to Financial Statements (continued)

9. Income Taxes (continued)

Components of income tax expense (benefit) for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
		(Restated)	(Restated)
	(in thousands)
Current:
Federal	$629	$318	$(157)
State	5,370	(467)	1,532
Deferred:
Federal	(2,914)	3,014	(5,354)
State	(5,723)	450	(961)

Subtotal	(2,638)	3,315	(4,940)
Change in valuation allowance	3,131	(2,562)	—

Total income tax expense (benefit)	$493	$753	$(4,940)

Differences between income tax expense (benefit) computed by applying the statutory federal income tax rate to (loss) income before income taxes and reported income tax (benefit) expense for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
		(Restated)	(Restated)
	(in thousands)
Amount computed at statutory rate	$(389)	$120	$(3,334)
Increase (decrease) in tax valuation allowance	3,131	(2,562)	—
Distributions from LLC not includible in taxable income	12	2,526	3,414
IRS contingency accrual	—	2,117	(2,726)
Nontaxable benefit curtailment	—	—	(537)
Expense pass through from partnership investment	—	—	(2,761)
State income taxes, net of federal benefit	(1,961)	(17)	(628)
Net increase in NOL carry forward from IRS exam	—	(1,610)	—
Other, net	(300)	179	1,632

Total income tax expense (benefit)	$493	$753	$(4,940)

As of December 31, 2005, the Company had a $10.5 million federal net operating loss carryforward that will expire in 2025. The Company had no federal net operating loss carryforward at December 31, 2004 and approximately $10.0 million as of December 31, 2003. The Company has state net operating losses of approximately $45.5 million, $49.7 million and $44.9 million for 2005, 2004, and 2003, respectively. The state net operating loss carryforwards will begin to expire in 2015.

Madison River Capital, LLC

Notes to Financial Statements (continued)

9. Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	2005	2004
		(Restated)
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$3,062	$1,406
Allowance for uncollectible accounts	994	460
Net operating loss carryforwards	8,891	2,186
Other comprehensive loss	1,889	1,593
Other deferred assets	1,729	1,854

Total deferred tax assets	16,565	7,499
Valuation allowance for deferred tax assets	(3,131)	—

Net deferred tax assets	13,434	7,499

Deferred tax liabilities:
Book basis of property, plant and equipment in excess of tax basis	(34,960)	(39,366)
Basis difference in investment	(7,783)	(1,939)
IRS contingency accrual	(7,566)	(7,226)
Other deferred liabilities	(1,611)	(3,266)

Total deferred tax liabilities	(51,920)	(51,797)

Net deferred tax liabilities	$(38,486)	$(44,298)

The following summarizes the activity in the valuation allowance for the deferred income tax assets for the years ended December 31, 2005, 2004 and 2003:

	Beginning Balance	Additions Charged to Expense	Deductions from Reserve	Ending Balance
	(in thousands)
Year ended December 31, 2005	$—	3,131	—	3,131
Year ended December 31, 2004 (Restated)	2,562	—	(2,562)	—
Year ended December 31, 2003 (Restated)	2,562	—	—	2,562

The valuation allowance was established in 2001 to reflect deferred income tax assets for certain state net operating loss carryforwards at their net realizable value. In 2004, these deferred tax assets were realized when a state audit was completed and the valuation allowance was eliminated. Effective January 1, 2005, MRCL elected to convert from being treated as a partnership for federal and state income tax purposes to being taxed as a C corporation. During 2005, MRCL had a significant taxable loss primarily from interest expense and losses realized on the extinguishment of long-term debt. Accordingly, MRCL established a valuation allowance to reflect the state net operating losses at their net realizable value. As the Company files a consolidated federal income tax return with its subsidiaries, the Company’s federal net operating loss is realizable in future years and therefore, no valuation allowance was established for it.

Madison River Capital, LLC

Notes to Financial Statements (continued)

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

As of December 31, 2005, of the Company’s 601 full-time employees, 137 employees at the Company’s Illinois rural telephone company are subject to collective bargaining agreements with the International Brotherhood of Electrical Workers and with the Communications Workers of America. During 2005, the Company negotiated new collective bargaining agreements for its bargained for employees at the Company’s Illinois rural telephone company. An important element of each of the new agreements was the Company’s ability to freeze the further accrual of benefits for these employees under the Pension plan in exchange for an enhancement to their defined contribution 401(K) plan. On December 31, 2005, the Company froze the further accrual of benefits under the Pension plan for two of its three bargaining units. On January 31, 2006, the Company froze the Pension plan for the remaining bargaining unit. No curtailment resulted from these transactions. The Pension plan is now frozen for all participants in the plan. Although the accrual of benefits is frozen, the Company has a continued obligation to fund the plan and will continue to recognize an annual net periodic pension expense while the Pension plan is still in existence.

The funded status of the Company’s Pension plan and corresponding amounts recognized in the Company’s financial statements is as follows:

	December 31
	2005	2004
	(in thousands)
Projected benefit obligation at beginning of year	$(13,837)	$(12,619)
Service cost	(382)	(358)
Interest cost	(789)	(730)
Actuarial (loss) gain	(743)	(364)
Curtailment	—	—
Benefit payments	576	234

Projected benefit obligation at end of year	(15,175)	(13,837)

Fair value of plan assets at beginning of year	10,736	8,597
Actual return on plan assets, net	238	275
Contributions	1,050	2,099
Benefit payments	(576)	(234)

Fair value of plan assets at end of year	11,448	10,737

Funded status of the plan	(3,727)	(3,100)
Unrecognized prior service costs	—	—
Unrecognized net obligation	—	—
Unrecognized net loss	5,380	4,193

Net pension asset (liability)	$1,653	$1,093

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	—	—
Accrued benefit liability	(3,727)	(3,100)
Intangible asset	—	—
Accumulated other comprehensive income	5,380	4,193

Net amount recognized	$1,653	$1,093

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Pension Plans (continued)

Components of net periodic pension cost for the Pension plan for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(in thousands)
Service cost	$382	$359	$420
Interest cost	789	730	690
Estimated return on plan assets	(888)	(758)	(594)
Net amortization and deferral	206	143	95

Net periodic pension cost	$489	$474	$611

Additional information related to the Pension Plan:

	2005	2004
	(in thousands)
Increase in minimum liability included in other comprehensive income (loss)	$1,187	$705
Accrued benefit liability	5,380	4,193

Weighted-average assumptions used for the Pension plan for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Plan discount rates	5.75%	6.00%	6.00%
Rates of increase in future compensation levels	0.00%*	0.00%*	0.00%*
Expected long-term rates of return on assets	8.00%	8.00%	8.00%

*	Based on freeze of further accrual of Pension plan benefits

The Company’s Pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2005	2004
Plan assets:
Equity securities	50%	55%
Debt securities	49%	44%
Other	1%	1%

Total	100%	100%

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while fixed income is expected to return between 5% and 6%, with a goal of achieving a total return of 8% per year.

The Company’s investment policy is to broadly diversify the Pension plan’s investments in order to reduce risk and to produce incremental return, while observing the requirements of state law and the principles of prudent investment management. The Pension plan’s investments will be diversified among economic sector, industry, quality, and size. The purpose of diversification is to provide reasonable assurance that no single security or class of securities will have a disproportionate impact on the performance of the Pension plan. As a result, the risk level associated with the portfolio should be reduced. The Company’s target allocation for 2006 by asset category is as follows:

2006
Plan assets:
Equity securities	25 – 75%
Debt securities	75 – 25%

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Pension Plans (continued)

The Company expects to contribute approximately $0.4 million to the Pension plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid:

(in thousands)
2006	$412
2007	478
2008	595
2009	657
2010	777
2011 to 2015	6,266

Postretirement Benefits Other Than Pensions

Company Postretirement Benefit Plan

The Company provides limited medical coverage to retirees and their dependents for all companies, except GCSI and its subsidiaries, through a traditional indemnity plan administered by a third party. Participation in the retiree medical plan begins upon retirement at age 55 with 10 years of service.

The Company provides a monthly contribution of $10.00 for each year of service with the Company to retirees to use for medical benefits. In addition, the Company provides the lesser of $25,000 or half of the retiree’s final base pay in life insurance benefits. The life insurance benefits are reduced to 65% of the original benefit at age 70 and to 50% of the original benefit at age 75. Employees that retired from Coastal Utilities prior to December 31, 2000 continue to receive non-contributory medical and life insurance benefits under a grand fathered plan that was in existence at the time of acquisition by the Company. The plan is unfunded.

The following table sets forth the status of the Company’s postretirement benefit plan and amounts recognized in the Company’s financial statements at:

	December 31
	2005	2004
	(in thousands)
Accumulated plan benefit obligation at beginning of period	$(1,793)	$(1,562)
Service cost	(62)	(46)
Interest cost	(93)	(99)
Plan participants’ contributions	—	—
Amendments	—	—
Actuarial (loss) gain	36	(112)
Benefits paid	125	26

Accumulated plan benefit obligation at end of period	(1,787)	(1,793)

Fair value of plan assets at beginning of period	—	—
Employer contribution	125	26
Plan participants’ contributions	—	—
Benefits paid	(125)	(26)

Fair value of plan assets at end of period	—	—

Funded status of plan	(1,787)	(1,793)
Unrecognized prior service costs	482	531
Unrecognized net loss	279	317

Accrued postretirement benefit cost	$(1,026)	$(945)

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

Amounts recognized in the consolidated balance sheets:

	December 31
	2005	2004
	(in thousands)
Prepaid benefit cost	$—	$—
Accrued benefit liability	(1,026)	(945)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(1,026)	$(945)

Components of net periodic postretirement benefit cost for the Company’s postretirement benefit plan for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(in thousands)
Service cost	$62	$46	$37
Interest cost	93	99	93
Actuarial loss (gain)	1	16	2

Net periodic postretirement benefit cost	156	161	132
Prior service costs	49	70	70

Total postretirement benefit costs	$205	$231	$202

Weighted-average assumptions and other information related to the Company’s postretirement benefit plan for 2005, 2004 and 2003 are as follows:

	2005		2004		2003
Discount rate	5.75%		6.00%		7.00%
Initial medical trend rate	—	*	—	*	—	*
Initial dental and vision trend rate	—	*	—	*	—	*
Ultimate trend rate	—	*	—	*	—	*
Years to ultimate trend rate	—	*	—	*	—	*
Other information (in thousands):
One percent increase in trend rates:
Effect on service and interest cost	$3		$3		$3
Effect on accumulated plan benefit obligation	48		57		58
One percent decrease in trend rates:
Effect on service and interest cost	(2)		(3)		(3)
Effect on accumulated plan benefit obligation	(42)		(51)		(51)

*	Trend rates are no longer applicable to this plan as the only contribution made by the Company, other than for a small group of retirees, is a monthly amount equal to $10.00 for each year of service retiree had with the Company and it is not anticipated that this contribution rate will increase with medical inflation. For the small group of retirees who still receive benefits under a different plan formula, the trend rate was 10.0% graded down to 6.0% in four years.

There are no assets in the Company’s postretirement benefit plan. The Company estimates that it will contribute approximately $85,000 to this postretirement benefit plan in 2006. Anticipated benefit payments, which reflect expected future service, as appropriate, to be paid in future years are estimated as follows:

(in thousands)
2006	$85
2007	94
2008	102
2009	112
2010	123
2011 to 2014	742

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

GCSI Postretirement Benefit Plan

GCSI provides medical coverage to retirees and their dependents through a traditional indemnity plan administered by a third party. The plan provisions are the same as those for active participants. Eligibility to participate in the retiree medical plan upon retirement is defined as age 55 with 10 years of service.

GCSI required retirees to contribute 67% of medical, dental and eye care premium rates in 2003. The additional cost of the plan was paid by GCSI. In 2004 and future years, the Company provides a monthly contribution of $10.00 for each year of service with the Company to retirees to use for medical benefits. Additionally, the Company provides GCSI’s retirees with $5,000 of life insurance. GCSI does not anticipate any changes in the cost-sharing provisions of the existing written plan, and there is no commitment to increase monetary benefits in the future. The plan is unfunded.

The following table sets forth the status of GCSI’s postretirement benefit plan and amounts recognized in the Company’s financial statements at:

	December 31
	2005	2004
	(in thousands)
Accumulated plan benefit obligation at beginning of period	$(179)	$(197)
Service cost	(14)	(9)
Interest cost	(8)	(8)
Plan participants’ contributions	—	—
Amendments	—	—
Actuarial gain	32	31
Benefits paid	3	4

Accumulated plan benefit obligation at end of period	(166)	(179)

Fair value of plan assets at beginning of period	—	—
Employer contribution	3	4
Plan participants’ contributions	—	—
Benefits paid	(3)	(4)

Fair value of plan assets at end of period	—	—

Funded status of plan	(166)	(179)
Unrecognized prior service costs	(1,505)	(1,660)
Unrecognized net gain	(2,041)	(2,208)

Accrued postretirement benefit cost	$(3,712)	$(4,047)

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$—	$—
Accrued benefit liability	(3,712)	(4,047)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(3,712)	$(4,047)

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

Components of net periodic postretirement benefit cost for GCSI’s postretirement benefit plan for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(in thousands)
Service cost	$14	$9	$—
Interest cost	8	8	4
Actuarial gain	(200)	(218)	(158)

Net periodic postretirement benefit cost	(178)	(201)	(154)
Prior service costs	(155)	(155)	(166)

Total postretirement benefit costs	$(333)	$(356)	$(320)

Weighted-average assumptions and other information related to GCSI’s postretirement benefit plan for 2005, 2004 and 2003 are as follows:

	2005		2004		2003
Discount rate	5.75%		6.00%		7.00%
Initial medical trend rate	—	*	—	*	—	*
Initial dental and vision trend rate	—	*	—	*	—	*
Ultimate trend rate	—	*	—	*	—	*
Years to ultimate trend rate	—	*	—	*	—	*
Other information (in thousands):
One percent increase in trend rates:
Effect on service and interest cost	—	*	—	*	—	*
Effect on accumulated plan benefit obligation	—	*	—	*	—	*
One percent decrease in trend rates:
Effect on service and interest cost	—	*	—	*	—	*
Effect on accumulated benefit obligation	—	*	—	*	—	*

*	Trend rates are no longer applicable to this plan due to participants paying all premiums due under the plan beginning in 2004.

There are no assets in GCSI’s postretirement benefit plan. The Company estimates that it will contribute approximately $2,000 to its other postretirement benefit plan in 2006. Anticipated benefit payments, which reflect expected future service, as appropriate, to be paid in future years are estimated as follows:

(in thousands)
2006	$2
2007	3
2008	4
2009	6
2010	8
2011 to 2014	61

401(k) Savings Plans

The Company sponsors two 401(k) savings plans. One plan is offered to all eligible employees of the Company except for employees of GCSI and its subsidiaries. A second separate 401(k) plan is offered to employees of GCSI and its subsidiaries. These two plans were merged into one plan effective January 1, 2006.

Employees who meet certain age and employment criteria are covered by the plans and may elect to contribute a percentage of their compensation to the plan not to exceed certain dollar limitations. For each plan, the Company matches up to 50% of the first 6% of compensation deferred by an employee. The Company made matching contributions of approximately $0.8 million, $0.8 million and $0.7 million in the years ended 2005, 2004 and 2003.

Madison River Capital, LLC

Notes to Financial Statements (continued)

10. Benefit Plans (continued)

GCSI Employee Stock Ownership Plan

A GCSI subsidiary sponsors a non-contributory employee stock ownership plan (“ESOP”) covering certain employees who had completed one year of service and attained the age of nineteen. Additionally, all participants in a former profit sharing plan became eligible for the ESOP effective with the formation of the ESOP.

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

At December 31, 2005, the ESOP continued to operate pending final resolution of those matters as more fully discussed in Note 17 below. Upon final resolution, all remaining assets will be distributed to plan participants and the ESOP will be terminated.

11. Compensation Plans

In November 2004, MRTC issued 10,000 Class D units as incentive equity compensation. Forty percent of the Class D units were granted to three key officers of the Company and sixty percent of Class D units were granted to MRTC to be held for the benefit of the Company’s LTIP. The Class D units issued to management vest over four years beginning in January 2004 and accelerate upon a liquidity event as defined in the Company’s incentive grant agreement. Vesting of the Class D units held for the benefit of the LTIP is based on the occurrence of a future liquidity event and, therefore, the Company has not recognized compensation expense related to these units. Under SFAS 123, the Company accounts for its Class D units issued to three executive officers using variable accounting under APB 25. The Company determined that the value of the Class D units awarded to these officers was not material and, accordingly, no compensation expense was recorded for the years ended December 31, 2005 and 2004.

The Company sponsors two deferred compensation plans that provide for incentive awards to certain employees as approved by the Board of Managers. Under the terms of the LTIP, dollar-denominated awards are granted to employees. Vesting of these incentive awards is contingent upon the occurrence of certain liquidity events and payment of the awards will be funded by a portion of the proceeds payable to Class B and Class D unitholders of MRTC. As of December 31, 2005, the Company has awarded $21.0 million in LTIP awards. As payment is contingent on a future liquidity event occurring, the Company has not accrued any compensation expense related to these awards. Settlement of these awards would not require operating cash of the Company.

Madison River Capital, LLC

Notes to Financial Statements (continued)

11. Compensation Plans (continued)

The Company also sponsors a Long-term Incentive Stock Plan, or LTISP. Awards under the LTISP consist of units in the LTISP and vest ratably over a four year period from the date of grant. Unvested awards are forfeited upon termination of employment with the Company. Funding for these awards will be made from a portion of the distributions paid to holders of Class C units of MRTC upon the occurrence of certain liquidity events. As the fair market value of the units granted in the LTISP were not reasonably estimable and payments under the plan were considered remote, no compensation expense was recognized for this plan in prior years. Further, based on the valuation of the Company, the Class C units were determined to have no value, and accordingly, vested awards in the LTISP are valued at zero. At December 31, 2005, the Company has not accrued any compensation expense related to this plan.

Under SFAS 123, continued application of APB 25 is allowed. SFAS 123 requires entities that continue to apply APB 25 to provide pro forma net income or loss disclosures as if the fair-value method had been applied. SFAS 123 permits non-public companies (as defined in SFAS 123) to apply the minimum value method to determine fair value. The Company has determined that the fair value of its incentive awards and Class D units using the minimum value method under SFAS 123 is not material and therefore has no pro forma compensation expense.

12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued expenses and other current liabilities – the carrying value approximates fair value due to the short maturity of these instruments.

The fair value and carrying value of long-term debt and lines of credit at December 31, 2005 were $570.8 million and $558.3 million, respectively. At December 31, 2004, the fair value and carrying value of the long-term debt and lines of credit were $621.7 million and $618.1 million, respectively. The fair value of the Company’s 13.25% senior notes is based on the quoted value at the close of business on December 31. The fair value of the Company’s senior secured credit facility is based on quoted rates at which the Company’s term loan trades between banks.

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

Revenues and net operating income (loss) for each segment for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
		(Restated)	(Restated)
Total revenues:
RLEC operations	$185,141	$185,526	$175,265
EOS	10,749	12,571	14,199

	195,890	198,097	189,464
Less intersegment revenues	(2,705)	(3,939)	(3,004)

Total reported revenues	$193,185	$194,158	$186,460

Net operating income (loss):
RLEC operations	$68,960	$65,469	$61,299
EOS	(10,665)	(9,818)	(12,083)

Total reported net operating income	$58,295	$55,651	$49,216

Total assets by segment, net of intersegment investments and other intersegment balances, were as follows:

	December 31
	2005	2004	2003
		(Restated)	(Restated)
Total assets:
RLEC operations	$715,841	$840,537	$868,472
EOS	454,613	433,952	432,326

	1,170,454	1,274,489	1,300,798
Less intersegment assets	(455,885)	(493,485)	(493,656)

Total reported assets	$714,569	$781,004	$807,142

Madison River Capital, LLC

Notes to Financial Statements (continued)

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

In 2002, the Company completed an agreement with the former shareholders of Coastal Utilities which, among other things, modified certain provisions of the CCI shareholders agreement. Under the terms of the agreement, the former shareholders exchanged all of their Series B stock and 40% of their Series A stock in CCI for redeemable Class A member units in MRTC and three unsecured term notes issued by MRTC, which were repaid in December 2004. In addition, CCI redeemed 30 shares of Series A stock retained by the former shareholders for $33,333.33 per share, or approximately $1.0 million, at the closing of the transaction. Under the terms of CCI’s amended shareholders agreement, the former shareholders have the right to require CCI to redeem their remaining shares of Series A stock in increments not to exceed 30 shares at $33,333.33 per share, or an aggregate value of $1.0 million, in any thirteen-month period. In August 2005, July 2004 and June 2003, CCI redeemed additional 30 share increments of the Series A stock for $1.0 million. The former shareholders, who continue to hold 60 shares of Series A stock, may put an additional 30 shares to CCI in August 2006. Under the terms of the amended shareholders agreement, the Company may repurchase the remaining shares held by the former shareholders at any time for a purchase price of $33,333.33 per share.

At December 31, 2005 and 2004, other current liabilities include $1.0 million for the current portion of the redeemable minority interest and other liabilities include $1.0 million and $2.0 million, respectively, for the portion redeemable beyond one year.

15. Acquisition

On April 30, 2005, our North Carolina rural telephone company, Mebtel, completed the acquisition of certain assets comprising two exchanges in North Carolina for approximately $6.3 million. This transaction was accounted for using regulatory accounting and the purchase method of accounting with results of operations of the acquired assets included in the Company’s operations from the effective date of acquisition. The Company recorded the acquired assets at their estimated fair value including the customer base list as an intangible asset valued at approximately $0.7 million. No goodwill was recorded related to this transaction.

16. Related Party Transactions

On January 4, 2002, the Company loaned in aggregate approximately $1.4 million to three executive officers of the Company to finance a portion of their purchase of redeemable Class A units in MRTC from an investor. The loans, payable on demand, bear interest at 5% and are secured by the MRTC Class A interests purchased with the proceeds of the loans. At December 31, 2005 and 2004, $1.2 million and $1.4 million, respectively, was outstanding under these loans. The receivable for the outstanding loans is reflected as a reduction of member’s capital in the accompanying Consolidated Balance Sheets. Substantially all accrued interest on the loans had been paid by the executive officers as of December 31, 2005.

Madison River Capital, LLC

Notes to Financial Statements (continued)

17. Commitments and Contingencies

GCSI’s ESOP was the subject of applications for a compliance statement under the Voluntary Compliance Resolution Program filed with the IRS on May 17, 2000. The compliance statements were requested in order to address certain issues related to certain administrative and operational errors that occurred in the ESOP prior to the acquisition of GCSI by the Company. A compliance statement was necessary to allow the Company to implement specific corrections to the ESOP and the accounts of participants in the ESOP that were set forth in the compliance statement without adversely affecting the ESOP’s tax-qualified status. The initial compliance statement was issued by the IRS in June 2001, but the subsequent identification of additional errors required that a new compliance statement be requested. On February 27, 2004, the Company and the IRS reached a resolution on the terms of a final compliance statement for the ESOP. The Company implemented the required corrections outlined in the final compliance statement in a timely manner, including the contribution of approximately $0.2 million to the ESOP trust, and made a distribution of substantially all of the cash assets held in the ESOP trust to participants.

In May 2002, as required under the terms of the initial compliance statement, $1.7 million was transferred into the ESOP from an escrow account established in connection with the acquisition of GCSI as required under the terms of the initial compliance statement. Pursuant to the terms of the second compliance statement issued in February 2004, the $1.7 million was no longer necessary to complete the corrections to the ESOP. In July 2005, the Company and the escrow committee agreed to allow the $1.7 million to remain in the ESOP trust as an advance distribution from the escrow account to be held for the benefit of the ESOP participants pending a final distribution of the escrow account. The Company does not believe that any future amounts required to be contributed to the ESOP, if any, will have a material adverse effect on its financial condition, results of operations or cash flows.

On May 7, 2004, a lawsuit was filed in the United States District Court for the Southern District of Alabama that named as defendants the Company’s subsidiaries, Gulf Telephone Company and Gulf Coast Services, Inc., Madison River Telephone and certain of the Company’s officers and directors among others including former directors and officers and other third party plan administrators and advisors to the GCSI ESOP. The suit, entitled David Eslava, et. al. vs. Gulf Telephone Company, et. al. Civil Action No. 04-297-MJ-B, alleges certain ERISA violations. The escrow fund remains in effect to provide support in part for lawsuits such as this. The Company has engaged legal counsel and intends to vigorously defend against all such claims. On June 30, 2004, the Company replied to the complaint and on July 25, 2004, the Company filed a motion for summary judgment on the majority of the claims. The Court has stayed discovery pending a ruling on the motion for summary judgment which has not yet been received. On December 30, 2005, the case was reassigned to a new District Court judge, but the Company’s motion has still not been ruled upon.

On May 6, 2003, the Company filed suit in United States District Court, Middle District of North Carolina seeking a declaratory judgment that it had a valid license to use operating system software purchased from BMS Corporation subject to the terms and conditions of certain software licensing agreements that it entered into with BMS Corporation. On July 2, 2003, BMS Corporation provided certain defenses, answers and counterclaims including, among others, that the Company had benefited from fraud, unjust enrichment, conversion, concealment and negligent misrepresentation. The Company subsequently filed motions to dismiss six of the eight counterclaims and provided affirmative defenses to the remaining two counterclaims. In December 2004, the Company filed a motion for summary judgment on BMS Corporation’s amended counterclaims. The court ruled in the Company’s favor on most of the motions to dismiss in January 2005. On August 30, 2005, the court granted in part and denied in part the Company’s motion for summary judgment. The remaining causes of action will be heard at trial which is scheduled for May 2006. The Company intends to continue to vigorously defend against the remaining counterclaims and actively pursue the declaratory judgment. The Company does not believe that any adverse judgment would have a material impact on its financial condition, results of operations or cash flows.

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

EXHIBIT INDEX

EXHIBIT NUMBER	Description of Exhibit

3.1	Certificate of Formation of Madison River Capital, LLC (incorporated herein by reference to Exhibit 3.1 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

3.2	Limited Liability Company Agreement of Madison River Capital, LLC (incorporated herein by reference to Exhibit 3.2 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

3.3	Certificate of Incorporation of Madison River Finance Corp. (incorporated herein by reference to Exhibit 3.3 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

3.4	By-Laws of Madison River Finance Corp. (incorporated herein by reference to Exhibit 3.4 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

4.1	Form of the Series B 13 1/4% Senior Notes due 2010 (incorporated herein by reference to Exhibit 4.1 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

4.2	Indenture, dated as of February 17, 2000, between Madison River Capital, LLC, Madison River Finance Corp. and Norwest Bank Minnesota, National Association (incorporated herein by reference to Exhibit 4.3 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

10.1	Shareholders’ Agreement, dated March 30, 2000, by and among Coastal Communications, Inc. and Daniel M. Bryant, G. Allan Bryant, The Michael E. Bryant Life Trust and Madison River Capital, LLC (incorporated herein by reference to Exhibit 10.1.3 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000)

10.2	Amendment No. 1 to the Shareholders Agreement, dated April 10, 2002, by and among Coastal Communications, Inc. and Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust (incorporated by reference to Exhibit 10.1.4 from the Form 8-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on April 11, 2002).

10.3	Exchange Agreement, dated as of April 10, 2002, by and among Madison River Telephone Company, LLC, Coastal Communications, Inc., Daniel M. Bryant, G. Allan Bryant and The Michael E. Bryant Life Trust (incorporated by reference to Exhibit 10.3 from the Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on March 23, 2005).

10.4	Note Repayment and Settlement Agreement, dated as of November 24, 2004, by and among Madison River Telephone Company, LLC, Daniel M. Bryant, G. Allan Bryant, Linda S. Bryant and The Michael E. Bryant Life Trust (incorporated by reference to Exhibit 10.4 from the Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on March 23, 2005).

10.5	Credit Agreement, dated as of December 22, 2004 among Madison River Telephone Company, LLC, a Delaware limited liability company, the lenders from time to time party thereto, Merrill Lynch Capital Corporation, as initial lender and administrative agent for the lenders and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger, syndication agent and documentation agent (incorporated by reference to Exhibit 10.6 from the Form S-1 filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

EXHIBIT INDEX, Continued

EXHIBIT NUMBER	Description of Exhibit

10.6	Agreement and Plan of Merger, dated May 9, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc. (incorporated by reference to Exhibit 10.6 from the Form 10-K filed by Madison River Capital, LLC with the Securities and Exchange Commission on March 23, 2005).

10.7	First Amendment to Agreement and Plan of Merger, dated July 2, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc. (incorporated herein by reference to Exhibit 10.2.1 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

10.8	Second Amendment to Agreement and Plan of Merger, dated August 24, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc. (incorporated herein by reference to Exhibit 10.2.2 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000).

10.9	Third Amendment to Agreement and Plan of Merger, dated September 28, 1999, by and between Madison River Telephone Company, LLC and Gulf Coast Services, Inc. (incorporated herein by reference to Exhibit 10.2.3 from the Registration Statement on Form S-4 (File No. 333-36804) filed by Madison River Capital, LLC with the Securities and Exchange Commission on May 11, 2000)

10.10	Escrow Agreement, dated as of September 28, 1999, by and among Madison River Telephone Company, LLC, Gulf Merger Corporation, Gulf Coast Services, Inc. and Regions Bank (incorporated by reference to Exhibit 10.11 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.11	Amendment to Escrow Agreement dated as of September 28, 1999, by and among Madison River Telephone Company, LLC, Gulf Merger Corporation, Gulf Coast Services, Inc. and Regions Bank (incorporated by reference to Exhibit 10.12 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.12 *	Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude.

10.13 *	Incentive Grant Agreement, dated November 16, 2004, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude, and amendment thereto, dated January 4, 2005 (incorporated by reference to Exhibit 10.15 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.14 *	Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Paul H. Sunu.

EXHIBIT INDEX, Continued

EXHIBIT NUMBER	Description of Exhibit

10.15 *	Incentive Grant Agreement, dated November 16, 2004, between Madison River Telephone Company, LLC and Paul H. Sunu (incorporated by reference to Exhibit 10.19 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.16 *	Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Bruce J. Becker.

10.17 *	Incentive Grant Agreement, dated November 16, 2004, between Madison River Telephone Company, LLC and Bruce J. Becker, and amendment thereto, dated January 4, 2005 (incorporated by reference to Exhibit 10.22 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.18 *	Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Ken Amburn.

10.19 *	Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Michael Skrivan.

10.20 *	Madison River Telephone Company, LLC Long Term Incentive Plan, Second Amended and Restated Plan Provisions and Features (incorporated by reference to Exhibit 10.26 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.21 *	Madison River Telephone Company, LLC Long Term Incentive Stock Plan, Second Amended and Restated Plan Provisions and Features (incorporated by reference to Exhibit 10.27 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.22	Amended and Restated Revolving Line of Credit Agreement, dated as of April 14, 2004, between Coastal Utilities, Inc. and the RTFC (incorporated by reference to Exhibit 10.28 from the Form S-1 (File No. 333-121602) filed by Madison River Communications Corp. with the Securities and Exchange Commission on February 25, 2005).

10.23	$550,000,000 Credit Agreement Dated as of July 29, 2005 among Madison River Capital, LLC as Borrower and Madison River Telephone Company LLC as Holdings and The Other Guarantors Named Herein as Guarantors and The Lenders Named Herein as Lenders and Lehman Commercial Paper Inc. as Collateral Agent and Lehman Commercial Paper Inc. as Administrative Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Credit Partners L.P. as Lead Arrangers and Co-Syndication Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc. as Joint Bookrunners. (incorporated by reference to Exhibit 10.1 from the Form 8-K filed by Madison River Capital, LLC on August 2, 2005).

10.24	Security Agreement Dated July 29, 2005 from the Grantors referred to herein as Grantors to Lehman Commercial Paper Inc. as Collateral Agent (incorporated by reference to Exhibit 10.2 from the Form 8-K filed by Madison River Capital, LLC on August 2, 2005).

10.25	Amendment No. 1 and Waiver dated January 27, 2006 to the $550,000,000 Credit Agreement dated as of July 29, 2005 (incorporated by reference to Exhibit 10.1 from the Form 8-K filed by Madison River Capital, LLC on February 1, 2006).

16.1	Letter of Ernst & Young LLP, dated as of December 28, 2005, to the Securities and Exchange Commission regarding agreement with the statements in a Current Report on Form 8-K disclosing the Company’s change in its certifying accountant (incorporated by reference to Exhibit 16.1 from the Form 8-K filed by Madison River Capital, LLC on December 28, 2005).

EXHIBIT INDEX, Continued

EXHIBIT NUMBER	Description of Exhibit

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or arrangement.

**	Previously filed.

I-4