Form 10-Q
period 2006-03-31
MADISON RIVER CAPITAL LLC
filed 2006-05-15
CIK 1111590

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   March 31, 2006
                                      ------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes       No  X
                                        ---      ---

As of May 12, 2006, the Registrant had 211,583,892 Class A member interests outstanding. All member interests are owned by Madison River Telephone Company, LLC.
=============================================================================

                          MADISON RIVER CAPITAL, LLC

                              Index to Form 10-Q

Part I - Financial Information                                                             Page
                                                                                           ----
Item  1.  Financial Statements
          Condensed Consolidated Balance Sheets - March 31, 2006 (Unaudited)
            and December 31, 2005............................................................1
          Condensed Consolidated Statements of Operations (Unaudited) - Three Months
            Ended March 31, 2006 and 2005....................................................2
          Condensed Consolidated Statements of Member's Capital (Unaudited)- Three Months
            Ended March 31, 2006 and 2005....................................................3
          Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
            Ended March 31, 2006 and 2005....................................................4
          Notes to Condensed Consolidated Financial Statements (Unaudited)...................5
Item  2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations....................................................................10
Item  3.  Quantitative and Qualitative Disclosures About Market Risk.........................28
Item  4.  Controls and Procedures............................................................28



Part II - Other Information

Item  6.  Exhibits...........................................................................29
Signature....................................................................................29

                                   Part I


Item 1.  FINANCIAL STATEMENTS
                          MADISON RIVER CAPITAL, LLC
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                  March 31, 2006     December 31, 2005
                                                                  --------------     -----------------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                          $   18,148           $   20,100
  Accounts receivable, less allowance for uncollectible accounts
    of $1,013 and $900 in 2006 and 2005, respectively                     8,580               10,553
  Receivables, primarily from interexchange carriers, less
    allowance for uncollectible accounts of $1,072 and $1,048
    in 2006 and 2005, respectively                                        6,997                6,813
  Rural Telephone Finance Cooperative patronage capital receivable          380                2,813
  Rural Telephone Bank stock, at cost                                    10,079               10,079
  Rural Telephone Bank stock redemption value in excess of cost          16,399                 -
  Other current assets                                                    3,243                8,212
                                                                      ---------            ---------
    Total current assets                                                 63,826               58,570
                                                                      ---------            ---------

Telephone plant and equipment                                           700,770              699,373
Less accumulated depreciation and amortization                         (431,195)            (424,129)
                                                                      ---------            ---------
  Telephone plant and equipment, net                                    269,575              275,244
                                                                      ---------            ---------

Other assets:
  Goodwill                                                              366,332              366,332
  Other assets                                                           20,204               14,423
                                                                      ---------            ---------
    Total other assets                                                  386,536              380,755
                                                                      ---------            ---------

    Total assets                                                     $  719,937           $  714,569
                                                                      =========            =========

Liabilities and member's capital
Current liabilities:
  Accounts payable                                                   $      951           $    1,288
  Accrued expenses                                                       23,119               28,805
  Other current liabilities                                               6,935                7,162
  Current portion of long-term debt                                      27,000                7,000
                                                                      ---------            ---------
    Total current liabilities                                            58,005               44,255
                                                                      ---------            ---------

Noncurrent liabilities:
  Long-term debt                                                        524,421              551,338
  Other liabilities                                                      62,457               60,181
                                                                      ---------            ---------
    Total noncurrent liabilities                                        586,878              611,519
                                                                      ---------            ---------

    Total liabilities                                                   644,883              655,774

Member's capital:
  Member's interest                                                     251,837              251,837
  Accumulated deficit                                                  (176,557)            (189,960)
  Accumulated other comprehensive loss, net of tax                         (226)              (3,082)
                                                                      ---------            ---------
    Total member's capital                                               75,054               58,795
                                                                      ---------            ---------

    Total liabilities and member's capital                           $  719,937           $  714,569
                                                                      =========            =========


              See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
               Condensed Consolidated Statements of Operations
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2006              2005
                                                                        ----------        ----------
Operating revenues:
  Local services                                                        $   32,240        $   31,373
  Long distance services                                                     3,909             3,859
  Internet and enhanced data services                                        6,174             5,766
  Edge-out services                                                          2,252             2,725
  Miscellaneous telecommunications service and equipment                     4,704             4,207
                                                                          --------          --------
    Total operating revenues                                                49,279            47,930
                                                                          --------          --------

Operating expenses:
  Cost of services and sales (exclusive of depreciation
    and amortization)                                                       15,152            13,732
  Depreciation and amortization                                              8,681             9,274
  Selling, general and administrative expenses                               9,219             9,203
                                                                          --------          --------
    Total operating expenses                                                33,052            32,209
                                                                          --------          --------

Net operating income                                                        16,227            15,721

Interest expense                                                           (11,330)          (14,415)
Loss on extinguishment of long-term debt                                      (463)             -
Gain on redemption of Rural Telephone Bank stock                            16,399              -
Other income, net                                                              899             1,022
                                                                          --------          --------

Income before income taxes                                                  21,732             2,328

Income tax expense                                                           8,329             1,500
                                                                          --------          --------

Net income                                                              $   13,403        $      828
                                                                          ========          ========

           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
              Condensed Consolidated Statements of Member's Capital
                            (Dollars in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                    Member's       Accumulated   Comprehensive
                                                    Interest         Deficit          Loss         Total
                                                   ----------      -----------   -------------   ---------
Balance at December 31, 2004                      $  251,684     $  (188,324)    $ (2,600)       $  60,760
  Net income (unaudited)                                -                828          -                828
                                                   ---------      ----------      -------         --------
Balance at March 31, 2005 (unaudited)             $  251,684     $  (187,496)    $ (2,600)       $  61,588
                                                   =========      ==========      =======         ========


Balance at December 31, 2005                      $  251,837     $  (189,960)    $ (3,082)       $  58,795
  Net income (unaudited)                                -             13,403          -             13,403
  Change in fair market value of interest
    rate hedges, net of tax (unaudited)                 -               -           2,856            2,856
                                                                                                  --------
  Comprehensive income (unaudited)                      -               -             -             16,259
                                                   ---------      ----------      -------         --------
Balance at March 31, 2006 (unaudited)             $  251,837     $  (176,557)    $   (226)       $  75,054
                                                   =========      ==========      =======         ========


           See Notes to Condensed Consolidated Financial Statements.

                          MADISON RIVER CAPITAL, LLC
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2006              2005
                                                                        ----------        ----------
Operating activities
Net cash provided by operating activities                               $    7,804        $      363
                                                                         ---------         ---------

Investing activities
Purchases of telephone plant and equipment                                  (2,794)           (2,148)
Redemption of Rural Telephone Finance Cooperative stock                        -                 469
Change in other assets                                                         760              (161)
                                                                         ---------         ---------
Net cash used for investing activities                                      (2,034)           (1,840)
                                                                         ---------         ---------

Financing activities
Repayment of long-term debt                                                 (7,309)           (2,346)
Costs related to amendment of senior secured credit facility                  (413)              -
                                                                         ---------         ---------
Net cash used for financing activities                                      (7,722)           (2,346)
                                                                         ---------         ---------

Net decrease in cash and cash equivalents                                   (1,952)           (3,823)

Cash and cash equivalents at beginning of year                              20,100            34,486
                                                                         ---------         ---------

Cash and cash equivalents at end of first quarter                       $   18,148        $   30,663
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

    The Company offers a variety of telecommunications services to business and residential customers in the Southeast and Midwest regions of the United States including local and long distance voice services, Internet access services, high-speed data and fiber transport. The Company was founded for the primary purpose of the acquisition, integration and operation of rural local exchange telephone companies, or RLECs. Since January 1998, the Company has acquired four RLECs located in North Carolina, Illinois, Alabama and Georgia. These RLECs served 229,006 voice access and broadband connections as of March 31, 2006.

    The Company's RLECs manage and operate edge-out competitive local exchange carrier, or CLEC, businesses in markets in North Carolina, Illinois and Louisiana, and provide fiber transport services to other businesses, primarily in the Southeast. These operations are referred to as Edge-Out Services, or EOS. The EOS markets were developed in close proximity, or edged-out, from the RLEC operations by utilizing a broad range of experienced and efficient resources provided by the RLECs. At March 31, 2006, the EOS operations served 8,977 voice access and high-speed data connections.


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

    These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2005. Such financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The amounts presented in the condensed consolidated balance sheet as of December 31, 2005 were derived from the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

    Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on net income or member's capital as previously reported.

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


3.  RURAL TELEPHONE BANK STOCK

    In the first quarter of 2006, the Company completed stock redemption agreements with the Rural Telephone Bank ("RTB") providing for the redemption of the Company's 26,478 shares of $1,000 par value Class C stock in the RTB. The stock had a carrying value of $10.1 million. Accordingly, the Company recognized a gain of $16.4 million related to the redemption during the quarter. The shares were redeemed at their par value of approximately $26.5 million in April 2006 and were subsequently cancelled.

4.  TELEPHONE PLANT AND EQUIPMENT

    Telephone plant and equipment consisted of the following:

                                           March 31,       December 31,
                                             2006              2005
                                           ---------       ------------
                                                (in thousands)
  Land, buildings and general equipment    $  79,659       $  80,253
  Central office equipment                   254,150         252,509
  Poles, wires, cables and conduit           337,845         334,989
  Leasehold improvements                       3,955           3,955
  Software                                    17,933          18,213
  Construction-in-process                      7,228           9,454
                                            --------        --------
    Total telephone plant and equipment    $ 700,770       $ 699,373
                                            ========        ========

5.  RESTRUCTURING CHARGE

    As of March 31, 2006, the following amounts were recorded related to restructuring charges recorded by the Company in the third quarter of 2002 and the fourth quarter of 2001:

                                                    2006
                                Balance at      first quarter    Balance at
                             December 31, 2005    payments     March 31, 2006
                             -----------------  -------------  --------------
                                               (in thousands)
  Future lease obligations       $    115        $    33        $      82
                                  =======         ======         ========


6.  LONG-TERM DEBT AND LINE OF CREDIT

    Long-term debt and line of credit outstanding consist of the following at:

                                                                            March 31,        December 31,
                                                                               2006              2005
                                                                            ----------       ------------
                                                                                  (in thousands)

Senior secured note payable to banks maturing July 2012.                    $  475,000        $  475,000
Unsecured 13.25% senior notes payable, due March 1, 2010,
  with interest payable semiannually on March 1 and September 1,
  net of debt discount of $579 and $662, respectively.                          76,421            83,338
                                                                             ---------         ---------
                                                                               551,421           558,338
Less current portion                                                            27,000             7,000
                                                                             ---------         ---------
                                                                            $  524,421        $  551,338
                                                                             =========         =========

                          MADISON RIVER CAPITAL, LLC
        Notes To Condensed Consolidated Financial Statements, Continued
                                  (Unaudited)


6.  LONG-TERM DEBT AND LINES OF CREDIT, Continued

    The Company's senior secured credit facility consists of a seven-year, $475.0 million term loan with a syndicate of banks and a seven-year, $75.0 million revolving line of credit facility with the Rural Telephone Finance Cooperative (the "RTFC"). The term loan and the revolving line of credit mature in July 2012.

    On January 27, 2006, the Company completed an amendment to its senior secured credit facility that reduced the interest rate margins on the term loan by 25 basis points. As part of the agreement, in the year following the effective date of the amendment, prepayments of the term loan under certain conditions may require the Company to also pay a fee equal to 1.00% of the aggregate principal amount of the prepayment. The Company paid approximately $0.4 million for expenses related to the transaction.

    The term loan bears variable interest, at the Company's option, at either
(a) a base rate, as defined in the credit agreement, plus 1.25% or (b) a London interbank offered rate ("LIBOR") plus a 2.25% margin. At March 31, 2006, the Company had elected the LIBOR rate option. The credit agreement required the Company to enter into interest rate hedge agreements within six months of the closing date of the transaction that cover a minimum of 50% of the principal amount of the Company's and MRTC's combined long-term debt for a period of two years from July 29, 2005. In October 2005, the Company entered into interest rate swap agreements to effectively fix the interest rate on $350.0 million of its credit facility for a period of four years.
The effective rate under the interest rate swaps is approximately 6.97%. The interest rate on the remaining $125.0 million variable portion of its term loan, effective until July 6, 2006, is 7.26%. As of March 31, 2006, the Company's weighted average effective interest rate on its secured credit facility was 7.15%.

    The term loan has no scheduled principal payments until maturity of the credit agreement in July 2012. However, the Company is permitted under the credit agreement to make voluntary prepayments of the term loan and the line of credit without premium or penalty at any time, except as provided for in the amendment entered into on January 27, 2006. Subject to certain conditions and exceptions, the Company will be required to make mandatory prepayments of borrowings under the term loan and then under the revolving credit facility, without premium or penalty, using (i) the net cash proceeds from sales or dispositions of certain assets, (ii) the net cash proceeds from certain debt and equity issuances and (iii) 50% of its net excess cash flow as defined in the credit agreement. The Company may be subject to standard breakage costs under its hedging obligations if it chooses to unwind its swaps prior to their maturity.

    The credit agreement permits the Company to use 100% of its gross excess cash flow, as defined in the credit agreement, to redeem the remaining senior notes, and, subject to limitations in the senior note indenture, make distributions to MRTC to be used to repay its long-term debt. In addition, beginning January 1, 2007, if the total leverage ratio, as defined in the credit agreement, is between 4.5 to 1.0 and 5.0 to 1.0, MRTC may pay dividends in amounts up to 50% of gross excess cash flow and if the total leverage ratio is below 4.5 to 1.0, MRTC may pay dividends in amounts up to 100% of gross excess cash flow. If the Company and MRTC do not retire other long-term debt or, if permitted, pay dividends, in an amount equivalent to their gross excess cash flow in a fiscal year, then 50% of the remaining amount, referred to as net excess cash flow, must be used to prepay the $475.0 million term loan within 90 days after year-end. For purposes of this test, the Company is permitted to apply any repayments of other long-term debt in the first 90 days after year-end to reduce the prior year's net excess cash flow, thereby minimizing or eliminating any mandatory prepayments of the term loan from net excess cash flow.

    As of December 31, 2005, the Company had approximately $6.4 million of net excess cash flow for 2005. On March 27, 2006, the Company redeemed $7.0 million of its senior notes. The Company applied approximately $6.4 million from this senior note redemption to reduce 2005's net excess cash flow to zero, resulting in no mandatory prepayment of the term loan being required. The remainder of the redemption is to be applied to 2006's net excess cash flow calculation.

    The $75.0 million revolving line of credit is with the RTFC and bears interest that is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum (9.25% at March 31, 2006). The entire revolving credit facility was available to the Company for general corporate purposes at March 31, 2006. The amount available to be drawn may be less than the full amount of the revolving line of credit subject to certain restrictions in the credit agreement, primarily the financial ratios. The line of credit was undrawn as of this date.

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

    The credit facility is secured by a first mortgage lien on the operating assets and revenues of the Company and those of MRTC and the Company's first-tier, wholly-owned subsidiaries: MRH, MRF, and MRC (collectively, the "Loan Parties"). In addition to the Company, the remaining Loan Parties have guaranteed the credit facility and each Loan Party has pledged the equity interests in each wholly-owned subsidiary that it owns in support of the credit facility.


    At March 31, 2006, the Company has $77.0 million of 13.25% senior notes outstanding that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year. The Company has the ability to repurchase on the open market or voluntarily redeem its remaining senior notes. In March 2006, the Company voluntarily redeemed $7.0 million in senior notes for a redemption price of 104.417% of par value plus accrued interest using its cash on hand. The Company recorded $0.5 million as a loss on extinguishment of long-term debt which consists of the premium paid to redeem the senior notes and the write-off of unamortized debt issuance costs and unamortized discount related to the redeemed senior notes. On May 12, 2006, the Company redeemed an additional $27.0 million of senior notes for a redemption price of 104.417% of the par value of the principal amount redeemed plus accrued interest.

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


7.  BENEFIT PLANS

    Net periodic benefit costs (benefits) for the Company's pension plan and other postretirement benefit plans for the quarters ended March 31, 2006 and 2005 are as follows:


                                   Defined benefit pension plan     Other postretirement benefits
                                   ----------------------------     -----------------------------
                                     March 31,      March 31,         March 31,       March 31,
                                       2006           2005              2006            2005
                                     ---------      ---------         ---------       ---------
                                                          (in thousands)
  Service cost                       $   -          $     99          $     21        $     15
  Interest cost                         206              196                26              28
  Expected return on plan assets       (225)            (211)               -               -
  Amortization of net loss (gain)        74               54               (42)            (46)
  Amortization of prior service cost     -                -                (27)            (27)
                                      -----          -------           -------         -------
                                     $   55         $    138          $    (22)       $    (30)
                                      =====          =======           =======         =======


    The Company expects to contribute approximately $0.4 million to its pension plan in 2006. The Company did not make any contribution to its pension plan in the first quarter of 2006.

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

    The Company's two reportable segments follow the same accounting principles and policies used for the Company's consolidated financial statements. Revenues by product line are disclosed in the Consolidated Statement of Operations. The RLEC generates revenues from the provision of local and long distance voice services, Internet and enhanced data services and miscellaneous services. The EOS generates revenues from provision of local and long distance voice services, Internet and enhanced data services, transport services and miscellaneous services. All operations and assets are located in the United States. The following tables summarize the revenues and net operating income for each segment for the three month periods ended March 31, 2006 and 2005:

                                          Three month period ended
                                         --------------------------
                                         March 31,        March 31,
                                           2006             2005
                                         ---------        ---------
                                               (in thousands)
         Total revenues:
           RLEC operations               $  47,494        $  45,817
           EOS                               2,375            2,824
                                          --------         --------
                                            49,869           48,641
         Less intersegment revenues           (590)            (711)
                                          --------         --------
           Total reported revenues       $  49,279        $  47,930
                                          ========         ========

         Net operating income (loss):
           RLEC operations               $  18,936        $  18,180
           EOS                              (2,709)          (2,459)
                                          --------         --------
           Total reported net operating
             income                      $  16,227        $  15,721
                                          ========         ========


    Total assets by segment, net of intersegment investments and other intersegment balances, were as follows:





                                         March 31,          December 31,
                                           2006                 2005
                                         ---------          ------------
                                                (in thousands)
         Total assets:
           RLEC operations              $  713,596          $  715,841
           EOS                             459,317             454,613
                                         ---------           ---------
                                         1,172,913           1,170,454
           Less intersegment assets       (452,976)           (455,885)
                                         ---------           ---------
         Total reported assets          $  719,937          $  714,569
                                         =========           =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements, other than statements of historical fact, included in this Form 10-Q are "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited, to the following:

  * our ability to service our significant amount of indebtedness;
  * our inability to achieve profitability;
  * our ability to sustain our revenues;
  * our dependence on economic conditions in the local markets we serve;
  * significant and growing competition in the telecommunications industry;
  * the advent of new technology that may force us to expand or adapt our network in the future;
  * our increasing dependence on the sale of broadband services;
  * the success of efforts to expand our service offerings and grow our business;
  * our ability to execute our acquisition strategy, including successfully integrating acquired businesses;
  * our success in returning our edge-out services to positive cash flow generation and maintaining a sustainable line of business capable of funding its own operations;
  * unanticipated network disruptions;
  * our ability to obtain and maintain the necessary rights-of-way for our networks;
  * our dependence on other companies in the telecommunications industry with which we have material relationships;
  * our ability to compete effectively with the regional Bell operating companies, cable television, wireless, VOIP and other telecommunication competitors, which may have greater resources than us;
  * our dependence on our key personnel;
  * our ability to raise additional capital on acceptable terms and on a timely basis;
  * a reduction in universal service fund payments; and
  * our regulatory environment.

    You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

    Important factors that could cause our actual results to differ materially from our expectations are discussed in Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 333-36804) as filed with the Securities and Exchange Commission, or SEC.

References in this Form 10-Q to "we," "us" and "our" mean Madison River Capital, LLC and its subsidiaries.


Overview

    We operate rural telephone companies that serve business and residential customers in Alabama, Georgia, Illinois and North Carolina. We offer our customers a variety of telecommunications services, including local and long distance services, Internet and enhanced data services, telephone directory and other miscellaneous services. We also offer telecommunications services to customers in territories near certain of our rural telephone companies which we refer to as our edge-out services. At March 31, 2006, we had 237,983 voice access line, broadband and high-speed data connections in service in our RLEC operations and our edge-out services.

    On December 23, 2004, Madison River Communications Corp., an entity formed to serve as the successor to our parent, Madison River Telephone Company, LLC, or MRTC, filed a Registration Statement on Form S-1 with the SEC for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 remains on file but has not yet become effective. Those securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

    In our rural telephone markets we serve as the incumbent local exchange carrier. Our rural telephone companies are located in Foley, Alabama; Hinesville, Georgia; Galesburg, Dixon and Pekin, Illinois and Mebane, North Carolina. In addition, our rural telephone company in North Carolina serves as the incumbent local exchange carrier for the Milton and Gatewood exchanges which were acquired in April 2005 and are in close proximity to Mebane. We refer to these companies as our RLEC operations. We also provide edge-out services as a competitive local exchange carrier in territories that are in close proximity to our rural telephone markets. We currently provide edge-out services to medium and large customers in two markets: (i) the Triangle (Raleigh, Durham and Chapel Hill) and the Triad (Greensboro and Winston-Salem) in North Carolina; and (ii) Peoria and Bloomington in Illinois. As we have announced, we are in the process of systematically closing our edge-out service operations in New Orleans, Louisiana and nearby cities. We suspended the provision of voice and data services to predominantly all of our affected customers as of March 1, 2006. We expect to complete the closure of these operations, including termination of certain contracts and removal of our equipment, by the third quarter of 2006. The decision to close these operations was the direct result of the loss of customers and decline in business from the impact of Hurricane Katrina on this region. The management and operating responsibility for the edge-out operations are provided by the managers of the respective rural telephone companies.

    Our edge-out services include not only competitive local exchange carrier services but also a transport service that provides transport and Internet Protocol, or IP, transit services to other carriers and large businesses along approximately 2,400 route miles of fiber optic network. The majority of this network comprises a long-haul network in the Southeast United States that connects Atlanta, Georgia and Dallas, Texas, two of the five Tier I Network Access Points. Further, the route connects other metropolitan areas such as Mobile and Montgomery, Alabama; Biloxi, Mississippi; New Orleans, Louisiana; and Houston, Texas. We have designated Atlanta and Dallas as our Internet egress points. Because the fiber transport business has proven to be extremely competitive, we have not actively expanded this line of business. However, our fiber optic network is a valuable resource for our rural telephone companies in their provision of dial-up, broadband and high-speed access services to their customers as these companies use our fiber optic network to connect to the Internet. Support for our retail Internet access business in our rural telephone operations is the predominant use of our fiber transport facilities.

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

Revenues

    Our revenues are derived principally from the sale of voice and data communications services to business and residential customers in our established rural telephone markets. For the first quarter ended March 31, 2006, approximately 95.4% of our operating revenues came from our RLEC operations and 4.6% from our edge-out services. Comparatively, for the first quarter ended March 31, 2005, approximately 94.3% of our operating revenues came from our RLEC operations and 5.7% from our edge-out services. We are managing our RLEC operations to increase revenues from local and long distance voice services, broadband Internet access and enhanced data and other related telecommunication services. We believe the sale of communications services to customers in our RLEC markets will continue to provide the predominant share of our revenues for the foreseeable future and will increase as a percentage of our total revenues for the Company. We expect revenues from our edge-out services to decrease significantly from past levels as a result of the systematic closing of our operations in New Orleans, Louisiana.

    On August 29, 2005, Hurricane Katrina came ashore east of New Orleans, Louisiana and caused significant wind and flood damage to areas of Mississippi and Louisiana, including New Orleans. The effects of the storm and subsequent flooding impacted our edge-out services operations in New Orleans and, to a lesser degree, our RLEC operations in Alabama. A portion of our edge-out service operations is serving customers located in New Orleans and surrounding communities including Biloxi and Gulfport, Mississippi. Our facilities in New Orleans sustained some damage but remained operational. However, the significant impact of Hurricane Katrina on the economy in New Orleans and surrounding regions directly resulted in a significant loss of our customers and decline in our business. As a result of these factors, we made the decision to systematically close our operations in New Orleans. We notified our affected customers in December 2005 of our decision and we suspended the provision of voice and data services to these customers as of March 1, 2006. We expect to complete the process of closing our operations, including the termination of certain contracts and removal of our equipment, by the third quarter of 2006. We served approximately 3,800 connections in New Orleans and nearby communities with revenues of approximately $3.0 million to $3.5 million annually prior to the storm. We do not believe the termination of our operations in New Orleans will have a material impact on our financial position, results of operations or cash flows.

    At Gulf Telephone Company in Foley, Alabama, we did not incur any major damage to our central office or remote switch locations but we did incur storm-related damages in certain of our outside plant facilities, primarily in the coastal communities we serve. As a result of the storm, a minimal amount of voice access lines and broadband connections were taken out of service. During the fourth quarter, we spent approximately $3.8 million for additional capital expenditures at Gulf Telephone Company to add significantly more high-capacity fiber optic transport lines using a network architecture that will enhance network survivability. A portion of the additional capital expenditures were made to repair storm damage to our network sustained as a result of the storm. The additional fiber will strengthen our ability to sustain service to our customers through catastrophic storms and will also create a dynamic network platform for providing high bandwidth services to our customers in Alabama. The fiber deployment includes "intelligent" electronics and the network was designed with "ring" architecture so that if a portion of the network is damaged, the network will immediately sense the damage and automatically route traffic in another direction. These enhancements should make our network more resistant to outages from storms or other network disruptions and we believe may provide stability to our revenues in the event that this area is impacted by future storms.

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

    At March 31, 2006, we had 237,983 voice access line, broadband and high-speed data connections in service compared to 233,585 connections in service at March 31, 2005, an increase of 4,398 connections, or 1.9%. Our RLEC operations had 229,006 connections in service at March 31, 2006 and 221,245 connections in service at March 31, 2005, an increase of 7,761 connections, or 3.5%. For our edge-out services, connections in service at March 31, 2006 and March 31, 2005 were 8,977 and 12,340, respectively, a decrease of 3,363 connections, or 27.3%.

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

    The services we offer to customers may be purchased separately, but are increasingly being included in a package with selected other service offerings, referred to as bundling, and sold at a discount to the a la carte pricing for the services. An important part of our sales and marketing strategy for our RLEC operations emphasizes the bundling of services and the benefits it provides to our customers. We have branded our primary residential bundled offering as our No Limits-Broadband package. The No Limits-Broadband bundle is marketed to our residential customers at a price that varies slightly by location. The No Limits-Broadband package offers:

  * unlimited local telephone service;
  * unlimited nationwide long distance;
  * unlimited use of our most popular custom calling features, including caller identification and voicemail; and
  * unlimited use of our high-speed broadband service for Internet access.

    Our No Limits-Broadband package has been successful in increasing penetration rates in services such as broadband and long distance. Many of our existing customers selecting the No Limits-Broadband package are new broadband subscribers and long distance customers, and this has led to an overall increase in our monthly average revenue per unit for a subscriber of the No Limits-Broadband bundle. We intend to continue to enhance our bundled service offerings with promotional pricing and new service additions.

    We also offer a No Limits-Telephone bundle in selected markets. This bundle includes the first three voice services and feature sets listed above, but not the broadband service. Customers switching to No Limits-Telephone may result in a reduction in our average revenue per unit since they would not be taking our broadband service.

    During the latter part of March 2006, we began offering a new broadband offering in our rural telephone markets which we refer to as Broadband Lite. This offering provides broadband access to the Internet at speeds slower than our premium broadband service and is being marketed primarily to our dial-up customers at a price that is slightly above the pricing for our dial-up service. Based on early indications, acceptance of this product has been strong. We believe that this product offering will further enhance our broadband penetration rates with our customers. However, as it is being offered at a pricing point that is lower than our premium broadband offering, we expect that our monthly average revenue per unit for broadband services will decline.

    During 2005, we entered an agreement with the National Rural Telecommunications Cooperative that allows us to offer DIRECTV satellite television service to our customers. We believe that this is an important component of our bundled service offerings as we can provide a video offering in addition to our current voice and data offerings. We commenced the introduction of this satellite television offering during the second quarter of 2005 primarily through a soft roll-out of the service to our employees and other selected customers. We introduced this product to all of our customers during the third quarter of 2005. While this product offering will be important to our overall bundle of services, we do not believe that it will have a significant impact on our results of operations or cash flows going forward.

    On April 30, 2005, our North Carolina rural telephone company, Mebtel, Inc., completed the acquisition of rural telephone assets comprising two exchanges in North Carolina. As of March 31, 2006, these exchanges served 3,460 voice access lines, 2,482 long distance accounts, 330 broadband connections and 86 dial-up Internet accounts. We upgraded the network used to provide services in these two exchanges and began offering broadband service during the third quarter of 2005.

    We believe we have been successful in competing with high-speed Internet access products from competitors, particularly cable television operators, in our markets in recent years as the number of broadband subscribers we serve in our RLEC operations has continued to increase. We believe that our position as first to market with high-speed broadband service in all of our markets, the execution of our strategy and our ability to deliver a quality broadband product at a competitive price and in a timely manner has made us the provider of choice in our markets. Currently, we are capable of providing broadband service to approximately 99% of our access lines. With the introduction of our No Limits-Broadband package in the fourth quarter of 2003, we experienced significant growth in broadband subscribers. As of March 31, 2006, our penetration rate for residential broadband connections as a percentage of primary residential voice access lines was 39.4% compared to 34.2% at March 31, 2005 and 36.5% at December 31, 2005. Although we cannot be certain, we anticipate that our broadband product offerings will continue to provide a source of increasing revenues for our RLEC operations in future quarters. As of March 31, 2006, we had 48,992 broadband connections in service, an increase of 7,135 connections, or 17.0%, from 41,857 broadband connections in service at March 31, 2005. The rate at which we were adding new broadband connections slowed in 2005 compared to 2004. Our broadband connections increased by 15,381 connections in 2004 compared to 6,007 connections in 2005. However, in the first quarter of 2006, the pace of new broadband connections increased as we added 3,423 broadband connections. The increase is attributed primarily to increases in our Georgia rural telephone company as troops returned from deployment. We believe we will continue to add new broadband connections in future quarters and, in the near term, this rate may increase from the strong introduction of our Broadband Lite offering at the end of the first quarter of 2006. After the initial impact from the introduction of Broadband Lite, we expect that we will add new broadband connections at a slower pace than we experienced in recent quarters.

    As we have increased the number of broadband connections we serve, we have experienced a decrease in the number of dial-up Internet accounts in service. At March 31, 2006, we had 10,616 dial-up Internet customers, which was a decrease of 3,897 accounts, or 26.9%, from 14,513 dial-up Internet accounts at March 31, 2005. We believe that a significant percentage of the decrease in dial-up Internet customers is the result of customers migrating from our dial-up Internet service to our broadband service. With the introduction of our Broadband Lite offering which is targeted at our dial-up customers, we believe that the decrease in dial-up accounts may accelerate in future quarters.

    We have also been successful in growing penetration rates in our RLEC operations for the provision of long distance and related telecommunications services to our customers. At March 31, 2006, we had 109,873 long distance accounts compared to 102,636 long distance accounts at March 31, 2005, an increase of 7.1%. Our long distance penetration of total access lines was 61.0% and 57.2% at March 31, 2006 and 2005, respectively. In addition, our penetration rates for our primary custom calling features including voicemail, caller identification, call waiting and call forwarding as of March 31, 2006 have increased since March 31, 2005. A substantial portion of the growth in long distance accounts served and custom calling features provided can be attributed to the success of our No Limits bundles, and to our acquisition of two exchanges in North Carolina during the second quarter of 2005.


    As of March 31, 2006, our RLEC operations had 180,014 voice access lines in service, which is an increase of 626 voice access lines, or 0.3%, from 179,388 voice access lines in service at March 31, 2005. The increase in voice access lines can be attributed primarily to the acquisition of two exchanges in North Carolina during the second quarter of 2005. We served approximately 3,460 voice access lines in these two exchanges at March 31, 2006.

    In addition, the number of voice access lines served by our rural telephone company in Georgia, Coastal Utilities, Inc., increased as a result of the return of the majority of the troops to Fort Stewart and Hunter Army Airfield in Hinesville from a full deployment to Iraq during the first quarter of 2006. The deployment began during the fourth quarter of 2004 and all troops were deployed by February 2005. Coastal Utilities serves the Hinesville area, including the military bases where the deployed troops are stationed. At December 31, 2005, we estimated that voice access lines in service at Coastal Utilities had decreased by approximately 1,350 lines as a result of the deployment. We believe that a significant share of those lines have been recovered as of March 31, 2006 but continue to be impacted in the near term as some troops change their assigned bases or retire from military service. Although we expect that these departing troops will be replaced, we are uncertain of the timing of those replacements. We believe that we will recover the predominant share of these voice access lines as the level of troops at the military bases in Hinesville stabilizes following the deployment. According to public announcements by military authorities, we expect that further deployments of troops to Iraq from the military bases in Hinesville are planned for later this year. We will continue to monitor these announcements.

    Finally, the number of voice access lines served by our rural telephone company in Alabama, Gulf Telephone Company, at March 31, 2006 has increased by approximately 780 voice access lines from March 31, 2005 attributed principally to recovery of voice access lines disconnected as the result of storm-related damages from Hurricane Ivan in September 2004 and Hurricane Katrina in August 2005 and continued strength in tourism along the Gulf Coast which is driving new development and expansion. As of March 31, 2006, the Company estimates that approximately 2,100 voice access lines remain disconnected as the result of storm related damages. Substantially all of these disconnected voice access lines are due to damage at the customer premises making the location unusable or uninhabitable until repairs or rebuilding, if necessary, can be completed. Although the recovery of voice access lines disconnected as the result of these storms has been slower than originally anticipated, we believe that these lines should return to service as redevelopment of the damaged coastal areas served by Gulf Telephone Company are completed.

    These increases in voice access lines were partially offset by two factors. First, weakness in the local economies served by our rural telephone company in Illinois, Gallatin River Communications, continues to impact the number of voice access lines we serve. This region is predominantly industrial and agricultural in nature and has experienced significant losses in its business base in recent years, resulting in higher unemployment. Primary voice access lines, which we define as total voice access lines less second lines, declined by approximately 3,800 lines from March 31, 2005 to March 31, 2006, accounting for the predominant share of the decline in voice access lines during this period. We are uncertain at this time regarding the future trend for voice access lines at Gallatin River, but absent any improvement in the local economies comprising this market, we expect access lines in service in this market will continue to decline in the near term. We are also uncertain what the impact of the introduction of voice services by cable telephone companies will have on our voice access lines in this market. We expect such services will be available in mid-2006.

    Second, the growth in our broadband connections has resulted in a corresponding decrease in the number of second lines served. We believe that as our existing customers migrate from our dial-up Internet service, where they may also purchase a second line from us to use in connecting to the Internet, to our broadband service where they no longer need a voice access line to connect to the Internet, they often remove the second line from service. Accordingly, the number of second lines in service decreased by 1,197 lines, or 18.3% from 6,544 second lines in service at March 31, 2005 to 5,347 second lines in service at March 31, 2006. We believe as we continue to increase the number of broadband connections we serve, we will continue to experience a decline in the number of second lines we serve.

    Excluding the impact of the acquisition of the two exchanges, our decrease in voice access lines would have been approximately 2,850 lines, or 1.6%, during the twelve month period ended March 31, 2006.

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

    Our RLEC operations benefit from statutory and regulatory requirements that rates in rural areas be reasonably comparable to rates in urban areas, which results in state and federal universal service fund payments in high cost rural areas. For the first quarters ended March 31, 2006 and 2005, revenues attributable to such payments represented 7.6% and 6.5%, respectively, of our total revenues. Under the current regulatory scheme, many factors impact the amount of universal service fund payments we receive. Among these factors are the amount of expenses incurred at our regulated telephone companies for the provision of services and the number of voice access lines we serve. Other factors are based on industry statistics that are beyond our control. Therefore, changes in our expenses and voice access line counts in combination with other industry factors may result in a decrease in the amount of universal service payments we receive.

    On September 23, 2005, the Federal Communications Commission released the text of its order (the "FCC Order") which eliminated the requirement for incumbent local exchange carriers, or ILECs, to share their broadband infrastructure with other broadband providers and competitors. Pursuant to the FCC Order, ILECs have the choice to provide broadband infrastructure to affiliates and/or non-affiliates on a common carrier or non-common carrier basis. If an ILEC chooses to provide broadband facilities on a common carrier basis, it may continue to offer the service pursuant to interstate tariffs or it may offer the service on a non-tariffed basis and post its rates, terms and conditions on its web site. If service is offered on a common carrier basis, an ILEC will be obligated to provide the service to any party who requests service. The FCC Order prohibits ILECs from offering end user broadband information services as a regulated offering. The FCC Order requires ILECs to continue providing loop unbundled network elements to competitors to use for broadband end user services. On the effective date of the FCC Order any existing broadband infrastructure tariff offerings will remain in effect for existing services or "grandfathered". After one year, the tariffs may be withdrawn and the Federal Communications Commission has already provided authorization to allow for the tariff withdrawal. ILECs will continue to make universal service contributions for 270 days after the effective date of the order based on "current contributions". Effective April 14, 2006, our rural telephone companies elected to offer broadband infrastructure services on a common carrier non-tariffed basis. We do not believe the affect of the FCC Order will have a material impact on our financial position, results of operations or cash flows.

    In our edge-out services, we expect our revenues to decrease in 2006 compared to prior years primarily as the result of our decision to systematically close our edge-out operations in New Orleans. Due to the decline in our business from the impact of Hurricane Katrina on the surrounding region, we suspended the provision of voice and data services to our remaining customers as of March 1, 2006. We expect to complete the process of closing our operations, including the termination of certain contracts and removal of our equipment, by the third quarter of 2006. We served approximately 3,800 connections in New Orleans and nearby communities with revenues of approximately $3.0 million to $3.5 million annually prior to the storm. In addition, we have seen a decrease in revenues from our fiber transport business as we have not actively pursued the addition of new customers for that business due to significant price competition. As of March 31, 2006, our edge-out services had 8,460 voice access lines and 517 high-speed data connections in service. At March 31, 2005, our edge-out services served 11,682 voice access lines and 658 high-speed data connections. This is a decrease of 3,222 voice access lines, or 27.6%, and a decrease of 141 high-speed data connections, or 21.4%.

    Our objective for the edge-out services is to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. Accordingly, the decline in our business in New Orleans from the impacts of the hurricane resulted in our systematic closure of those operations. We will continue to monitor our other edge-out markets to be certain that this objective is being met and what changes may be necessary to our business to achieve this objective. In terms of business development, we are focusing our efforts on only adding customers that meet certain profitability criteria and on increasing our profitability and margins for services provided to existing customers when renegotiating their contracts at expiration.

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

    In February and April 2005, we entered into agreements with two carriers to provide long distance transmission services for our customers. With our new agreements, we are not subjected to any minimum volume commitments as existed under our prior contract.

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

    In response to a decision by the United States Court of Appeals for the District of Columbia, or the DC Circuit Court, to vacate certain portions of the FCC's Triennial Review Order, on August 20, 2004, the FCC released its Order and Notice of Proposed Rulemaking in the Matter of Unbundled Access to Network Elements and initiated a proceeding to review and revise its unbundling rules. In response to the reversal of its rules by the DC Circuit Court, the FCC issued interim rules on August 20, 2004, and initiated a proceeding to review and revise its unbundling rules. On December 15, 2004, the FCC adopted new rules which were released February 4, 2005. The new rules reduce incumbent local exchange carriers' obligations to lease interoffice transport and high-capacity loops, and eliminate the requirement to lease mass market local circuit switching, including the unbundled network element platform (a combination of loop, switching and transport which allows competitive local exchange carriers to offer service without their own infrastructure). The revised rules took effect March 11, 2005 and, subject to a twelve month transition, eliminated incumbent local exchange carriers' obligations to provide unbundled network element platform services nationwide, certain high speed interoffice facilities and certain high capacity unbundled network element loops in larger incumbent local exchange carrier wire centers. We have made appropriate changes to circuits used in our edge-out operations affected by the revised rules and we do not believe that the impact on our operations will be material. We are uncertain as to the impact on our RLEC operations or edge-out services of actions that may be taken by state utility commissions based upon the new regulations or new legislation that may be considered and passed in response to the new regulations or any further court decisions. The FCC is also considering changes in the rules it applies to the pricing of unbundled network elements. Significant increases in pricing of unbundled network elements, currently based on FCC total element long-run incremental cost pricing rules, would significantly increase the cost of obtaining facilities necessary to provide services to customers in our edge-out markets. However, based on information currently available, we believe the impact to our edge-out services will not be material. Our objective for the edge-out services has been to maintain a line of business that generates sufficient cash flows to fund its own operations and capital requirements and does not harm the enterprise as a whole. We continue to analyze its financial and operating results to determine that our objective for this line of business is being accomplished.

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

    During the fourth quarter of 2005, we made approximately $3.8 million in additional capital expenditures in our Alabama rural telephone company to add significantly more high-capacity fiber optic transport lines to enhance our network survivability and to repair storm damage to our network sustained as a result of the hurricane in August 2005. We received authorization from the Alabama Public Service Commission, or APSC, to accelerate depreciation of these additional capital expenditures completely into the fourth quarter of 2005. This acceleration of depreciation of these capital expenditures substantially increased our depreciation expense in the fourth quarter. Beyond this unusual event, we anticipate that our depreciation expense will continue to decrease in the near-term.

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

Results of Operations

Quarter Ended March 31, 2006 compared to Quarter Ended March 31, 2005

    Revenues

    Total revenues for the first quarter ended March 31, 2006 were $49.3 million, an increase of $1.4 million, or 2.8%, from $47.9 million for the first quarter ended March 31, 2005. Revenues in the RLEC operations were $47.0 million in the first quarter of 2006, an increase of $1.8 million, or 4.0%, from revenues of $45.2 million in the first quarter of 2005. In our edge-out services, revenues decreased $0.4 million, or 17.4%, to $2.3 million in the first quarter of 2006 compared to $2.7 million in the first quarter of 2005.

    For the quarter ended March 31, 2006, our RLEC operations and edge-out services provided approximately 95.4% and 4.6%, respectively, of our revenues. Comparatively, for the quarter ended March 31, 2005, our RLEC operations provided 94.3% of our revenues and our edge-out services provided 5.7% of our revenues.

    Revenues from voice services, which are comprised of our revenues from provision of local services, which includes our network access revenues, and our revenues from provision of long distance services, as a percentage of total revenues, were approximately 73.4% and 73.5% in the first quarter ended March 31, 2006 and 2005, respectively.

    Local Services.    Revenues from local services, which are comprised
primarily of revenues from the provision of local telecommunication services to end users and network access services, as a percentage of total revenues, were approximately 65.4% and 65.5% in the first quarter ended March 31, 2006 and 2005, respectively.

    Local service revenues in the first quarter of 2006 were $32.2 million, an increase of $0.8 million, or 2.8%, from local service revenues in the first quarter of 2005 of $31.4 million. The increase in local service revenues is attributed primarily to an increase in network access revenues from higher universal service support revenues and special access billings. In addition, revenues from the two exchanges acquired in April 2005 was the primary reason for an increase in end user revenues.

    Long Distance Services. Long distance revenues were approximately $3.9 million in the first quarter of 2006 and $3.8 million in the first quarter of 2005, an increase of $0.1 million, or 1.3%. The increase is attributed primarily to the increase in the number of long distance accounts in service, including the addition of approximately 2,500 long distance accounts from our acquisition of two exchanges in North Carolina in April 2005. Partially offsetting this increase was a decrease in intrastate toll revenues from more customers selecting our No Limits bundles. As the number of subscribers to the No Limits bundle increased, more customer billings reflect a flat rate charge for long distance service compared to the higher usage-based charges for these customers in prior periods.

    Internet and Enhanced Data Services.    Revenues from Internet and
enhanced data services increased $0.4 million, or 7.1% to $6.2 million in the first quarter of 2006 compared to $5.8 million in the first quarter of 2005. The increase in revenues is attributable to the increase in the number of broadband connections served in our RLEC operations and was partially offset by a decrease in the number of dial-up Internet accounts. At March 31, 2006, our RLEC operations served 48,992 broadband connections compared to 41,857 broadband connections at March 31, 2005, an increase of 7,135 connections, or 17.0%. The number of dial-up Internet accounts declined by 3,897 accounts, or 26.9% to 10,616 accounts at March 31, 2006 from 14,513 accounts at March 31, 2005. The growth in broadband connections is attributable to the strong demand for our No Limits bundled offering.

    Edge-Out Services.    Revenues from our edge-out services in the first
quarter of 2006 were $2.3 million, a decrease of approximately $0.4 million, or 17.4%, from revenues of $2.7 million in the first quarter of 2005. The decrease is attributable predominantly to the decline in our business in our New Orleans, Louisiana market from the impact of Hurricane Katrina on our customers in that region. In addition, the systematic close of those operations resulted in the termination of the provision of services to the remaining customers on March 1, 2006. At March 31, 2006 and 2005, our edge-out services served 8,977 and 12,340 voice and high-speed data connections, respectively, representing a 27.3% decrease. In addition, our reserve for uncollectible accounts for edge-out customers increased approximately $0.1 million in the first quarter of 2006 compared to the first quarter of 2005, again the result of the shutdown of the New Orleans operations.

    We expect our revenues from our edge-out services to decline significantly in 2006 as a result of our decision to systematically close our operations in New Orleans. We served approximately 3,800 connections in New Orleans and nearby communities with revenues of approximately $3.0 million to $3.5 million annually prior to the impacts of the storm.

    Miscellaneous Telecommunications Revenues.    Miscellaneous
telecommunications revenues were $4.7 million in the first quarter of 2006, an increase of $0.5 million, or 11.8%, compared to miscellaneous telecommunications revenues of $4.2 million in the first quarter of 2005. The increase in miscellaneous telecommunications revenues is attributed largely to an increase in revenues from offering satellite television services which were not offered in the first quarter of 2005 and an increase in revenues from a nonrecurring construction project and equipment sales.

    Operating Expenses

    Total operating expenses increased approximately $0.9 million from $32.2 million, or 67.2% of total revenues in the first quarter of 2005, to $33.1 million, or 67.1% of total revenues in the first quarter of 2006. The increase is attributable primarily to an increase of $1.5 million in cost of sales and services and was partially offset by a $0.6 million decrease in depreciation and amortization expenses in the first quarter of 2006 compared to the same period in 2005.

    Cost of services and sales (exclusive of depreciation and amortization), as a percentage of total revenues, increased to 30.8% in the first quarter of 2006 from 28.7% in the first quarter of 2005, and selling, general and administrative expenses, as a percentage of total revenues, decreased from 19.2% in the first quarter of 2005 to 18.7% in the first quarter of 2006. Depreciation and amortization expenses, as a percentage of total revenues, decreased from 19.4% in the first quarter of 2005 to 17.6% in the first quarter of 2006.

    RLEC Operations Operating Expenses.    In the RLEC operations, operating
expenses in the quarter ended March 31, 2006 were $28.1 million, an increase of $1.1 million, or 3.9%, from operating expenses of $27.0 million in the quarter ended March 31, 2005. Cost of services and sales (exclusive of depreciation and amortization) in the RLEC operations increased approximately $1.4 million, or 11.8%, to $13.3 million in the first quarter of 2006 from $11.9 million in the first quarter of 2005. The increase is attributed primarily to higher labor and material expenses related to a nonrecurring construction project and equipment sales and higher access expenses.

    Depreciation and amortization expense in the first quarter of 2006 was $6.3 million, a decrease of $0.4 million, or 5.7%, from depreciation and amortization expense of $6.7 million in the first quarter of 2005. The decrease is attributable to certain assets becoming fully depreciated during the past year.

    Selling, general and administrative expenses were fairly comparable to the prior year, increasing approximately $0.1 million, or 0.7%, to $8.5 million in the first quarter of 2006 from $8.4 million in the first quarter of 2005. The increase is attributed principally to higher advertising and promotional expenses and property tax accruals and was partially offset by lower contract labor expenses.

    Edge-Out Services Operating Expenses.    Operating expenses in our edge-
out services decreased approximately $0.2 million from $5.2 million in the first quarter of 2005 to $5.0 million in the first quarter of 2006, attributable primarily to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $0.2 million, or 8.2%, to $2.3 million in the first quarter of 2006 from $2.5 million in the first quarter of 2005. The decrease in depreciation expense is primarily attributable to certain assets becoming fully depreciated. In addition, as part of the shutdown of our New Orleans operations, we took an impairment charge to writeoff certain plant and equipment used in those operations and therefore, we are no longer recognizing depreciation expense on those assets. Cost of services and sales (exclusive of depreciation and amortization) were approximately $1.9 million in the first quarter of 2006 and in the first quarter of 2005, while selling, general and administrative expenses were approximately $0.7 million in the first quarter of 2006 and in the first quarter of 2005. We expect these expenses to decline as we complete the closure of the New Orleans operations.

    Net Operating Income

    Net operating income increased approximately $0.5 million from $15.7 million, or 32.8% of total revenues in the first quarter of 2005 to $16.2 million, or 32.9% of total revenues in the first quarter of 2006. The increase is attributable primarily to the increase in revenues in the RLEC operations and the decrease in depreciation and amortization expense in both the RLEC operations and the edge-out services and was partially offset by the increase in cost of services and sales in the RLEC operations. Net operating income in the RLEC operations increased $0.7 million, or 4.2%, to $18.9 million in the first quarter of 2006 from $18.2 million in the first quarter of 2005. For the edge-out services, the net operating loss was $2.7 million in the first quarter of 2006 and $2.5 million in the first quarter of 2005.

    Interest Expense

    Interest expense decreased $3.1 million, or 21.4% to $11.3 million, or 23.0% of total revenues, in the first quarter of 2006 from $14.4 million, or 30.1% of total revenues, in the first quarter of 2005. The decrease is attributed to our refinancing of our secured long-term debt and redemption of senior notes during the third and fourth quarters of 2005 which decreased the amount of long-term debt outstanding and lowered our weighted average effective interest rate. We expect our interest expense to continue to decline as a result of our long-term debt refinancing which reduced the amount of long-term debt outstanding at March 31, 2006 by approximately $64.4 million from outstanding long-term debt at March 31, 2005 and from further redemptions or repurchases of our senior notes.

    Loss on the Extinguishment of Long-term Debt

    With the redemption of $7.0 million in our outstanding senior notes in March 2006, we recognized a $0.5 million loss on extinguishment of long-term debt for premiums paid to redeem the senior notes and writeoffs of related unamortized discount and debt issuance costs. No comparable loss was recognized in the first quarter of 2005.

    Gain on the Redemption of Rural Telephone Bank Stock

    In the first quarter of 2006, we recognized a gain of $16.4 million for the redemption of our 26,478 shares of $1,000 par value Class C stock in the Rural Telephone Bank, or RTB. The shares were redeemed at their par value in April. The stock had a carrying value of $10.1 million. No similar gain was recognized in the first quarter of 2005.

    Other Income

    Other income in the first quarter of 2006 was approximately $0.9 million compared to approximately $1.0 million in the first quarter of 2005, representing 1.8% and 2.1% of total revenues in the first quarters of 2006 and 2005, respectively. Dividend income decreased $0.6 million in the first quarter of 2006 compared to the first quarter of 2005 as a result of the redemption of the subordinated capital certificates from the Rural Telephone Finance Cooperative, or RTFC, as part of the long-term debt refinancing in July 2005 and the redemption of our shares in the RTB in April 2006. As a cooperative, the RTFC allocates its net margins to borrowers on a pro rata basis based on each borrower's patronage in the RTFC. As part of the refinancing in July 2005, we redeemed our remaining subordinated capital certificates in the RTFC and used the proceeds to repay a portion of our outstanding debt to the RTFC. Upon repayment of all outstanding amounts to the RTFC, we were no longer a borrower from the RTFC and not eligible to share in the allocation of its net margins. As we were a borrower for a portion of the RTFC's fiscal year, in January 2007, we expect to receive a prorated allocation of patronage capital, estimated to be approximately $0.4 million, which we accrued in the first quarter of 2006. After receipt of this allocation, we will not receive any new patronage capital allocations from the RTFC. The RTB is in the process of being liquidated and all of our Class C shares were redeemed in April 2006 and cancelled. Therefore, we are no longer eligible to receive dividends from the RTB and, accordingly, did not accrue any dividends in the first quarter of 2006. The decrease in dividends was offset by a comparable increase in nonrecurring gains on sales of assets.

    Income Tax Expense

    We reported income tax expense of $8.3 million in the quarter ended March 31, 2006 compared to income tax expense of $1.5 million in the quarter ended March 31, 2005, an increase of $6.8 million. The increase is attributed primarily to an increase in our pre-tax income in the first quarter of 2006 compared to the first quarter of 2005 driven primarily by the gain on the redemption of the RTB stock and the lower interest expense. In the first quarter of 2006, our pre-tax income was approximately $21.7 million compared to pre-tax income of $2.3 million in the first quarter of 2005, an improvement of $19.4 million. Included in our income tax expense in the first quarter of 2005 was a one-time accrual of approximately $0.6 million for a proposed audit adjustment from an audit by the Alabama Department of Revenue. No such accruals were made in the first quarter of 2006.

    Net Income

    We reported net income of $13.4 million in the first quarter of 2006, or 27.2% of total revenues, an increase of $12.6 million from our net income of $0.8 million, or 1.7% of total revenues, in the first quarter of 2005. The increase can be attributed principally to the $16.4 pre-tax gain recognized for the redemption of the RTB stock and the $3.1 million decrease in interest expense.

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

    At March 31, 2006, our liquidity consisted of cash and cash equivalents of $18.1 million and a $75.0 million revolving line of credit provided by the RTFC. The entire revolving credit facility was available to us for general corporate purposes at March 31, 2006. Under the terms of our senior secured credit facility, the amount available to be advanced under our revolving line of credit may be limited. The limitation on the amount available to be advanced is due to certain covenants in our credit agreement, primarily our financial ratios, that restrict the amount of senior secured debt and total debt that we may carry at any time.

    At March 31, 2006, we had working capital of approximately $5.8 million compared to working capital of $13.0 million at March 31, 2005, a decrease of $7.2 million. Our cash on hand at March 31, 2006 was approximately $18.2 million, a decrease of $12.5 million compared to our cash balance of $30.7 million at March 31, 2005. The decrease can be attributed principally to our repayments of long-term debt. Using our cash on hand, the $475.0 million in proceeds from the refinancing in July 2005 and the redemption of $42.2 million in RTFC subordinated capital certificates, we repaid all of the outstanding amounts to the RTFC, approximately $422.6 million at March 31, 2005, and redeemed $121.0 million of our senior notes during the prior twelve months. In addition, transactions recorded in the first quarter of 2006 related to the redemption of our Class C shares in the RTB resulted in a $2.4 million increase in our working capital. Our current assets at March 31, 2006 include $26.5 million for proceeds to be received from the redemption of our RTB stock, including $16.4 million for the gain recognized from the redemption and $10.1 million for the carrying value of our RTB stock. With the proceeds from the redemption received in April 2006, we elected to redeem an additional $27.0 million of our senior notes in May 2006. We have reflected the $27.0 million redemption as a current liability at March 31, 2006. This resulted in an increase of $17.6 million in our current liabilities as we had $9.4 million reflected as the current portion of long-term debt at March 31, 2005. In addition, we have accrued approximately $6.5 for income taxes related to the gain on the RTB stock.

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

    Operating Activities. For the quarters ended March 31, 2006 and 2005, we generated cash from operating activities of $7.8 million and $0.4 million, respectively, an increase of $7.4 million. In the first quarter of 2006, our interest payments were approximately $4.5 million lower and our income tax payments were approximately $2.6 million lower than in the first quarter of 2005. In addition, cash generated from a reduction in our accounts receivable was approximately $1.8 million in the first quarter of 2006 and $1.0 million in the first quarter of 2005.

    Investing Activities. For the quarter ended March 31, 2006, net cash used for investing activities was $2.0 million and consisted principally of $2.8 million in cash used for the purchase of telephone plant and equipment. This was partially offset by $0.8 million in cash provided by changes in other assets, primarily from the proceeds of sales of certain telephone plant and equipment. For the quarter ended March 31, 2005, net cash used for investing activities was $1.8 million and consisted primarily of $2.1 million in cash used for the purchase of telephone plant and equipment partially offset by cash received from the redemption of subordinated capital certificates by the RTFC in the amount of $0.5 million.

    Financing Activities. For the quarter ended March 31, 2006, net cash used in our financing activities was $7.7 million and consisted of $7.3 million used for the redemption of senior notes and $0.4 million paid as part of an amendment to our senior secured credit facility. For the quarter ended March 31, 2005, net cash used in financing activities was $2.3 million for principal payments made to the RTFC.

Long-Term Debt and Revolving Credit Facility

Senior Secured Credit Facility

    On July 29, 2005, we entered into a senior secured credit facility with a seven-year, $475.0 million term loan provided by a syndicate of banks and a seven-year, $75.0 million revolving line of credit provided by the RTFC. On January 27, 2006, we completed an amendment to our senior secured credit facility that reduced the interest rate margin for our term loan by 25 basis points. As part of the agreement, in the year following the effective date of the amendment, prepayments of our term loan may require us to also pay a prepayment fee equal to 1.00% of the aggregate principal amount of the prepayment if certain conditions exist.

    Our term loan, as amended, bears variable interest, at our option, at either (a) a base rate, as defined in the credit agreement, plus 1.25% or (b) a London interbank offered rate ("LIBOR") plus 2.25%. Currently, interest on our credit agreement is based on a three month LIBOR rate. Interest is payable on the dates our interest rate resets.

    Our credit agreement for the senior secured credit facility required us to enter into interest rate hedge agreements within six months of the closing date of the transaction that cover a minimum of 50% of the combined principal amount of our long-term debt and MRTC's long-term debt for a period of two years from July 29, 2005. During October 2005, we entered into three interest rate swap agreements to fix the interest rate on a notional amount of $350.0 million of our term loan for a period of four years. As of March 31, 2006, with the hedge agreements in place, we effectively have a fixed interest rate on 73.7% of our term loan and 77.4% of our total long-term debt including our senior notes.

    As of May 12, 2006, our fixed interest rate on the $350.0 million is approximately 6.97%. The interest rate on the $125.0 million variable portion of our term loan, a rate effective until July 6, 2006, is 7.26%. Accordingly, as of April 6, 2006, our weighted average effective interest rate on our senior secured credit facility was 7.15%.

    As part of the transaction, the RTFC provided a new $75.0 million revolving line of credit. Our line of credit bears interest that is payable quarterly at the RTFC's line of credit base rate plus 0.5% per annum (9.35% at May 12, 2006). The line of credit remains undrawn as of May 12, 2006.
The entire revolving credit facility was available to us for general corporate purposes at March 31, 2006. Under the terms of our senior secured credit facility, the amount available to be advanced under our revolving line of credit may be limited due to certain covenants in our credit agreement, primarily our financial ratios, that restrict the amount of senior secured debt and total debt that we may carry at any time.

    The entire revolving credit facility was available to us for general corporate purposes at March 31, 2006. Under the terms of our senior secured credit facility, the amount available to be advanced under our revolving line of credit may be limited. The limitation on the amount available to be advanced is due to certain covenants in our credit agreement, primarily our financial ratios, that restrict the amount of senior secured debt and total debt that we may carry at any time.

    Our term loan has no scheduled amortization of principal until the maturity of the credit agreement in July 2012. However, under our credit agreement, we are permitted to make voluntary prepayments of the term loan and revolving line of credit without premium or penalty, other than standard breakage costs related to any hedging obligations. Subject to certain conditions and exceptions, we will be required to make mandatory repayments of borrowings under the term loan and then under the revolving credit facility, without premium or penalty, using (i) the net cash proceeds from the sale or disposition of certain assets, (ii) the net cash proceeds from certain debt and equity issuances and (iii) 50% of our net excess cash flow as defined in the credit agreement.

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

    If we and MRTC do not retire other long-term debt or, if permitted, pay dividends, in an amount equivalent to our gross excess cash flow in a fiscal year, then 50% of the remaining amount, referred to as net excess cash flow, must be used to repay a portion of the $475.0 million term loan within 90 days after year-end. For purposes of this test, we are permitted to apply any repayments of other long-term debt in the first 90 days after year-end to reduce the prior year's net excess cash flow, thereby minimizing or eliminating any mandatory repayments of the term loan from net excess cash flow. As of December 31, 2005, we had approximately $6.4 million of net excess cash flow for 2005. On March 27, 2006, we redeemed $7.0 million of our 13.25% senior notes and applied the necessary amount of this senior note redemption to reduce 2005's net excess cash flow to zero, resulting in no mandatory repayment of the term loan being required. The remainder of the redemption is being applied to 2006's net excess cash flow calculation.

    Under the terms of the credit agreement, we are required to comply with certain financial ratios and administrative and financial covenants. We are, among other things, restricted in our ability to (i) incur additional indebtedness, (ii) make restricted payments or pay dividends, (iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At March 31, 2006, we believe we were in compliance with the terms of our credit agreement.

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

13.25% Senior Notes due 2010

    As discussed above, under our credit agreement, we have the ability to repurchase on the open market or voluntarily redeem additional senior notes. Accordingly, on May 12, 2006, we voluntarily redeemed an additional $27.0 million of our outstanding senior notes for a redemption price of 104.417% of aggregate principal amount redeemed plus accrued interest. As part of this redemption, we recognized a loss on the extinguishment of long-term debt of $1.8 million which consisted of a premium paid to redeem the senior notes of $1.2 million and $0.6 million for the writeoff of unamortized debt issuance costs and unamortized discount related to the redeemed senior notes. Therefore, after May 12, 2006, we have $50.0 million of our 13.25% senior notes outstanding that mature in March 2010 and have semiannual interest payments due on March 1 and September 1 of each year.

    In March 2006, we voluntarily redeemed $7.0 million in our senior notes at a redemption price of 104.417% of the par value redeemed plus accrued interest using our cash on hand. We recognized a $0.5 million loss on extinguishment of long-term debt for this redemption.

    We remain subject to the terms of our indenture that governs the senior notes and, accordingly, must comply with certain financial and administrative covenants contained in the indenture. We are, among other things, restricted in our ability to (i) incur additional indebtedness, (ii) pay dividends,
(iii) redeem or repurchase equity interests, (iv) make various investments or other restricted payments, (v) create certain liens or use assets as security in other transactions, (vi) sell certain assets or utilize certain asset sale proceeds, (vii) merge or consolidate with or into other companies or (viii) enter into transactions with affiliates. At March 31, 2006, we believe we were in compliance with the terms of our indenture.

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

Deferred Income Tax Contingency

    During 2002, we amended certain prior year income tax returns that resulted in refunds of approximately $7.8 million. We received the refunds in 2002 and recorded them as deferred income tax liabilities. In the third quarter of 2003, the Internal Revenue Service (the "IRS"), as part of an audit, verbally notified us that our position taken in the amended tax returns would be disallowed and in the fourth quarter of 2003, we received formal notice of such action by the IRS. The refunds impacted by this IRS notification totaled approximately $5.1 million and these amounts continue to be included in our deferred income tax liabilities. We believe that our position is appropriate under current tax laws and we intend to vigorously defend the position taken in our amended income tax returns. We continue to accrue interest expense of approximately $0.2 million each quarter related to these refunds until the issue is resolved. At this time, we cannot assure you that we will prevail in our defense of our position taken in the amended income tax returns and we are uncertain as to the amount of time it will take to resolve. If we are not successful, we may be required to repay the amounts received as refunds plus accrued interest.

    The remaining $2.7 million in refunds for 1998 amended income tax returns, which were not included in the IRS notification and for which we were advised the statute of limitations for audit adjustments had expired, were recognized as an income tax benefit in the fourth quarter of 2003. However, in June 2004, the Department of Justice filed suit against two of our subsidiaries, Gulf Coast Services, Inc. and Coastal Utilities, Inc., claiming that these were erroneous refunds of income taxes that our subsidiaries received which the United States of America is entitled to have returned. The amount of alleged erroneous refunds being sought in the lawsuits total approximately $2.9 million. In the first quarter of 2004, as the result of certain income tax audit adjustments made related to the examination of a separate year, we paid approximately $0.9 million of these claims. Accordingly, to recognize our potential exposure under the lawsuits, we accrued the remaining $2.1 million as income tax expense during the second quarter of 2004. At the same time, we also recognized $0.4 million in interest expense related to these alleged erroneous refunds and we continue to recognize additional interest expense each quarter related to these disputed refunds. We believe that our position taken in the amended income tax returns is appropriate under current tax laws and we intend to vigorously defend against these claims. However, if we are not successful, we may be required to repay the amounts received as refunds plus the accrued interest and plaintiff's costs.

Capital and Liquidity Requirements

    Our working capital needs, our debt service requirements and our capital expenditures are primarily funded with our cash flow from operations. Our other primary source of liquidity is the available amounts under our undrawn revolving line of credit with the RTFC.

    We believe that the terms of our senior secured credit facility with a syndicate of banks and our revolving line of credit with the RTFC will provide us opportunities to significantly improve our liquidity going forward, primarily from reductions in our overall leverage and our corresponding interest payments.

    At July 29, 2005, using the $475.0 million in proceeds from our term loan, combined with the redemption of our $42.2 million of RTFC subordinated stock certificates, we retired our $417.2 million in outstanding term debt with the RTFC which bore a weighted average interest rate of approximately 7.2% at the time of repayment. Subsequent to the refinancing, we have also redeemed approximately $148.0 million of our outstanding 13.25% senior notes. Accordingly, our long-term debt outstanding has decreased from approximately $613.5 million at July 29, 2005 to approximately $524.6 million at May 12, 2006. By fully retiring our outstanding debt with the RTFC and the subsequent redemption of our senior notes, our weighted average effective interest rate on our long-term debt has decreased. At July 29, 2005, our weighted average effective interest rate on our long-term debt, including the senior notes, was approximately 9.17%. As of May 12, 2006, our weighted average effective interest rate was 7.73%. Accordingly, the cash required to service the interest accrued on our long-term debt has decreased and will continue to decrease significantly from recent historical levels. The amount of this decrease will depend upon the variability in interest rates although, in the near term, this impact should be minimal as we have fixed rates covering approximately 76.2% of our long-term debt. In addition, we expect that our interest expense will decrease further as we repurchase additional senior notes from our excess cash flow as permitted under our credit agreement.

    In addition, by repaying the outstanding term loans to the RTFC, we have eliminated the $9.4 million in annual scheduled principal payments required by our long-term debt agreement with the RTFC. Our new credit agreement does not provide for any scheduled principal amortization payments on the term loan, however we do have requirements to make mandatory prepayments of the term loan in certain situations, including an annual prepayment of 50% of our net excess cash flow from the prior year. For purposes of this test, we are permitted to apply repayments of other long-term debt, other than advances on our line of credit, in the first 90 days after year-end to reduce the prior year's net excess cash flow, thereby minimizing or eliminating any mandatory repayments of the term loan from net excess cash flow. On March 27, 2006, we redeemed $7.0 million of our senior notes and applied approximately $6.4 million of that amount against the remaining net excess cash flow for 2005 to reduce it to zero, thereby resulting in no mandatory repayment of the term loan being required. The remainder of the redemption is being applied to 2006's net excess cash flow calculation. In the next twelve months, we believe that we will use 100% of our gross excess cash flow to voluntarily redeem or repay long-term debt, primarily the 13.25% senior notes, and therefore we do not anticipate making any mandatory prepayments of our term loan with our net excess cash flow.

    Although we anticipate using our excess cash flow to opportunistically purchase, redeem or repay our higher cost long-term debt, we are uncertain as to the timing and extent of these redemptions or repayments. Factors that will impact our timing, among others, are the results of our operations and generation of cash flow from our business, market conditions for our senior notes, other transactions that we may execute, the terms of our new credit agreement and the terms of our senior note indenture. As a result of our intent to use our excess cash flow to reduce our leverage, we expect that our cash balance may fluctuate from period to period.

    Partially offsetting the benefit of lower interest expense will be a decrease in the amount of patronage capital dividends we receive from the RTFC. As a cooperative, the RTFC allocates its net margins to borrowers on a pro rata basis based on each borrower's patronage in the RTFC. The net margins are based on the RTFC's fiscal year which begins on June 1 and ends on May 31. In recent years, the Company has received an annual patronage capital allocation from the RTFC that it records at cost. As determined by the RTFC's board of directors, a percentage of the patronage capital allocations paid are retired with cash in January of each year with the remainder being distributed in the form of patronage capital certificates. The patronage capital certificates will be retired for cash on a scheduled 15-year cycle or as determined by the RTFC's board of directors. For 2005, our allocation of patronage capital from the RTFC was $2.8 million of which $2.0 million was retired with cash and $0.8 million was received in patronage capital certificates in January 2006. In January 2007, we expect to receive a prorated allocation of patronage capital, estimated to be approximately $0.4 million, based on the period of time we were borrowers during the RTFC's fiscal year that will end on May 31, 2006. After receipt of this allocation, we will not receive any new patronage capital allocations from the RTFC.

    In addition, we have historically received cash dividends on our Class C shares held in the RTB. For example, the Board of Directors of the RTB declared and paid a 5.74 % cash dividend to Class C shareholders on the par value of their stock for which we received a cash dividend of approximately $1.5 million in December 2005. As discussed previously, the RTB is in the process of being liquidated. In April 2006, we received proceeds of $26.5 million for the par value of our RTB Class C common shares and our shares were canceled. Our carrying value for the shares was $10.1 million. As we no longer hold an investment in the RTB, we will no longer receive cash dividends from the RTB.

    We also expect that as we repay our higher cost long-term debt and our interest expense decreases, our cash paid for federal income taxes will increase as a result. Although we had a net taxable loss for 2005 for federal income tax purposes, we believe that we will have federal taxable income beginning in 2006.

    In the near term, we expect that our primary uses of cash will include:

  * purchases, repayments or redemptions of our long-term debt, primarily our senior notes plus related prepayment premiums;
  * interest payments on our long-term debt;
  * payment of income taxes;
  * the maintenance and growth of our telephone plant and network infrastructure, including capital expenditures;
  * funding redemptions of Series A stock put to Coastal Communications, Inc. per the terms of a shareholders agreement with the former shareholders of Coastal Utilities, Inc.;
  * the maintenance, upgrade and integration of operating support systems and other automated back office systems;
  * sales and marketing expenses;
  * corporate overhead; and
  * personnel and related expenses.

    We currently estimate that capital expenditures in 2006 will be approximately $14.0 million. For 2005, our capital expenditures were approximately $16.4 million, or an increase of approximately $1.8 million from our capital expenditures of $14.6 million in 2004. Our capital expenditures in 2005 included approximately $3.8 million in additional capital expenditures for our Alabama rural telephone company to add significantly more high-capacity fiber optic transport lines to enhance survivability of our network during future hurricanes and to repair storm damage to our network sustained as a result of Hurricane Katrina in August 2005. In addition, we made capital expenditures of approximately $0.8 million to enhance the network serving the two exchanges we acquired in April 2005, primarily to enable us to provide broadband service to these customers. Excluding these two items, our capital expenditures for 2005 would have been approximately $11.9 million. For 2004, our capital expenditures of approximately $14.6 million included approximately $2.6 million in additional capital expenditures at our rural telephone operations in Alabama to repair and replace certain telephone and plant equipment, primarily certain components of our transmission and distribution facilities used to serve the coastal areas, as a result of damages from Hurricane Ivan in September 2004. Excluding these expenditures, our capital expenditures for 2004 would have been approximately $12.0 million. For the years ended December 31, 2003 and 2002, our capital expenditures were approximately $12.2 million and $12.3 million, respectively. Our use of cash for capital expenditures in our normal business operations has been fairly consistent for the past four years and is significantly less than we had incurred in years prior to 2002. This is a result of several factors. First, we invested a significant amount in capital additions and improvements during 2000 and 2001 to build-out and enhance our telephone plant and network facilities in each of our markets. Absent any major changes in the technology that we employ, we believe that we have facilities in place capable of providing a high level of service to our customers without significant alterations or enhancements to our telephone plant. A large portion of our capital expenditures in 2005 and 2004 have been directed toward maintaining our existing facilities. Second, we have experienced slower growth in recent quarters for our RLEC operations including losses in the number of voice access lines we serve. In addition, we have not expanded our edge-out services into any new markets, nor do we have any current intentions to expand into new markets, and our existing edge-out operations have not demonstrated any growth as part of our business plan to generate sustainable cash flow. Therefore, there is minimal demand currently to expand our telephone plant or network facilities. In 2004 and 2005, the demand for use of capital in the expansion of our telephone plant and network facilities has been assessed and will continue to be assessed, in part, using factors such as the increase in demand for access lines and communications services and the introduction of new technologies that will provide an appropriate return on capital invested. In 2005, we entered into an agreement with the National Rural Telecommunications Cooperative that allows us to offer DIRECTV satellite television service to our customers. This agreement does not require us to make any significant capital expenditures to provide this service to our customers.

    Based on our business plan, we currently project that cash and cash equivalents on hand, available borrowings under our revolving line of credit and our cash flow from operations will be adequate to meet our foreseeable operational liquidity needs for the next 12 months. However, our actual cash needs may differ from our estimates, and those differences could be material. Our future operating cash requirements will depend on many factors, including, among others:

  * the demand for our services in our existing markets;
  * the increase in competitive services in our existing markets for voice and broadband services;
  * the extent to which we consummate any significant additional acquisitions;
  * our success in maintaining a net positive cash flow in our edge-out operations;
  * our ability to acquire, maintain, develop, upgrade and integrate the necessary operating support systems and other back office systems;
  * regulatory, technological and competitive developments;
  * the outcome of current litigation with the Department of Justice regarding the claim that two of our subsidiaries received erroneous refunds;
  * any subsequent troop deployments at the military bases in Georgia; and
  * the extent of any further hurricane-related damages to any of our operating companies.

    To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, including additional borrowings under our existing credit facilities, sales of non-strategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot assure you that we will generate sufficient cash flow from operations in the future or that future borrowings or other financings will be available to us in amounts sufficient to provide adequate working capital, service our indebtedness, make anticipated capital expenditures or pay income taxes. Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our financial condition or results of operations.

    Under the terms of MRTC's Operating Agreement, at any time on or after January 16, 2006, certain members may require MRTC to redeem all of their Class A units at an amount equal to the fair market value of the units. Upon written notice to our board from a member exercising its put rights, MRTC will have 120 days to purchase the member's units for cash. To the extent that cash is not available or MRTC is not permitted to make such payments, MRTC may issue notes to the member, with such notes bearing interest at the prime rate, until the notes can be retired for cash. If such put rights are exercised by any of our members, we may be required to fund this obligation of MRTC. The holders of MRTC's Class B, Class C and Class D units have no rights to require the redemption of those units. No such put rights had been exercised as of May 12, 2006.

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

Critical Accounting Estimates

    Our management's discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a regular basis, including those related to our allowance for uncollectible accounts, revenues, impairments of goodwill and long-lived assets and income taxes. Management bases its estimates on historical experience, consultation and advice from third party subject matter experts and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. There were no significant changes in our critical accounting estimates during the first quarter of 2006 from those discussed in our 2005 Annual Report on Form 10-K.

Recent Accounting Pronouncement

    The Financial Accounting Standards Board ("FASB") issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on our financial statements and monitors the status of changes to issued exposure drafts and to proposed effective dates.

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. ("SFAS 123R"). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. Our policy is to use the minimum value method to account for our share-based payments, however, we had no such arrangements as of March 31, 2006. We adopted the prospective transition method effective January 1, 2006, with no restatement of any prior periods. Under the prospective transition method, equity awards previously accounted for as variable awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

Employees, will continue to be accounted for as variable awards unless those awards are substantively modified after the adoption of SFAS 123R. The adoption of SFAS 123R had no effect on our financial position or results of operations.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Although we invest our short-term excess cash balances, the nature and quality of these investments are restricted under our internal investment policies and our long-term debt agreements. These investments are limited primarily to U.S. Treasury agreement and agency securities, certain time deposits and high quality repurchase agreements and high quality commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

    As of May 12, 2006, our outstanding long-term debt consists principally of a $475.0 million term loan. The term loan, as amended, bears a weighted average effective interest rate of 7.15% as of May 12, 2006, a rate that is in place until July 6, 2006. We have interest rate swap agreements with three banks that fix the interest rate on $350.0 million of our term loan at an interest rate of 6.97% for a period of four years. Therefore, $125.0 million of our term loan remains variable and subject to interest rate risk if interest rates rise. A one percent increase in interest rates would result in an increase in our interest expense of approximately $1.3 million. We also have $50.0 million of senior notes outstanding with a stated fixed interest rate of 13.25%. We are not subject to interest rate risk on our senior notes.

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


ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives.

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. This evaluation included consideration of the material weakness disclosed in our Form 10-K for the fiscal year ended December 31, 2005.
Based on this evaluation, which included an assessment of remediation efforts related to controls over the application of generally accepted accounting principles associated with our analysis of the long-term incentive plan and the presentation of our telephone plant and equipment and accumulated other comprehensive loss, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting

    In order to remediate the aforementioned material weakness, management has implemented additional internal controls over financial reporting. The remediation action included enhancing and strengthening the process used to interpret new accounting pronouncements, related interpretations of supporting documentation, as well as the process of selection, review and assessment of the accounting policies used.

    Other than as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                  Part II

Item 1A.  RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.  EXHIBITS

    (a)  Exhibits

    Exhibit
    Number                            Description
    -------        ----------------------------------------------------------

     10.1 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.2 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Paul H. Sunu (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.3 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Bruce J. Becker (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.4 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Ken Amburn (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.5 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Michael Skrivan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.6 Amendment No. 1 and Waiver dated January 27, 2006 to the $550,000,000 Credit Agreement dated July 29, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006.)
     31.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     31.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MADISON RIVER CAPITAL, LLC

Date:  May 15, 2006                   /s/  PAUL H. SUNU
                                      ---------------------------------------
                                      Name:  Paul H. Sunu
                                      Title:  Managing Director, Chief
                                              Financial Officer and Secretary

                                EXHIBIT INDEX

    Exhibit
    Number                            Description
    -------     -------------------------------------------------------------

     10.1 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and J. Stephen Vanderwoude (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.2 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Paul H. Sunu (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.3 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Bruce J. Becker (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.4 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Ken Amburn (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.5 Employment Agreement, dated January 1, 2006, between Madison River Telephone Company, LLC and Michael Skrivan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.)
     10.6 Amendment No. 1 and Waiver dated January 27, 2006 to the $550,000,000 Credit Agreement dated July 29, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006.)
     31.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     31.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer of Madison River Capital, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002